Form 10KSB
period 2000-12-31
PLANET ZANETT INC
filed 2001-04-13
CIK 1133872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended: December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission File Number: 0-32315

                               PLANET ZANETT, INC.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                                56-4389547
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

135 East 57th Street, 15th Floor, New York, NY                      10022
(Address of principal executive offices)                          (Zip Code)

                                 (212) 980-4600
                (Issuer's telephone number, including area code)

                                   ----------

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

      Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year were $52,033.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2001 is $8,820,576, based on the closing price of the Registrant's common stock on such date of $2.25 as reported by the Nasdaq SmallCap Market.

                               PLANET ZANETT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I.........................................................................1
     Item 1.   Description of Business.........................................1
     Item 2.   Description of Property........................................22
     Item 3.   Legal Proceedings..............................................22
     Item 4.   Submission of Matters to a Vote of Security Holders............22

PART II.......................................................................23
     Item 5.   Market For Common Equity and Related Stockholder Matters.......23
     Item 6.   Management's Discussion and Analysis...........................24
     Item 7.   Financial Statements...........................................25
     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................25

PART III......................................................................26
     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............26
     Item 10.  Executive Compensation.........................................28
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management.....................................................28
     Item 12.  Certain Relationships and Related Transactions.................29

PART IV.......................................................................30
     Item 13. Exhibits, List and Reports on Form 8-K..........................30

                                     PART I

      This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report, including the sub-section of Item 1 entitled "Factors Affecting Our Business Condition". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Description of Business

History of Planet Zanett, Inc.

      Planet Zanett Corporate Incubator, Inc., a wholly owned subsidiary of Planet Zanett, Inc. (the "Company") was originally organized under the laws of the state of Nevada on March 21, 1996 under the name Willow Bay Associates, LLC. Willow Bay changed its name to Planet Zanett Corporate Incubator, LLC on June 12, 2000 and on July 25, 2000 was merged into Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), in order to convert to corporate form. Since inception, we have provided financial, managerial and business plan consulting services to concept-stage and development-stage e-commerce companies.

      On October 30, 2000, pursuant to an Amended and Restated Agreement and Plan of Merger dated August 24, 2000 (the "Merger Agreement") between BAB Holdings, Inc., an Illinois corporation ("BAB"), PZ Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("PZ Acquisition"), BAB (Delaware), Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("BAB (Delaware)") and PZCI Nevada, (i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc. and PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc.

      In connection with the merger of PZCI Nevada into PZ Acquisition (the "Merger"), the shareholders of PZCI Nevada received 21,989,295 shares of the Company's common stock, representing 90% of the outstanding common stock of the Company on a fully diluted basis. For accounting purposes, the Merger has been accounted for as a recapitalization of PZCI Nevada, effectively as if PZCI Nevada had issued common stock for consideration equal to the net assets of the Company.

      In connection with, and prior to the Merger, BAB transferred to BAB, Inc., a newly formed wholly-owned subsidiary of BAB, all assets related to BAB's existing food retailing and franchising operations, and BAB, Inc. agreed to assume all liabilities related to such operations. All subsidiaries of BAB engaged in BAB's business operations prior to the Merger have either become wholly-owned subsidiaries of BAB, Inc. or were merged with and into BAB, Inc. On October 30, 2000, all of the outstanding capital stock of BAB, Inc. was distributed as a dividend to shareholders of record as of October 17, 2000.

      The Company's historical financial statements reflect the financial position, results of operations and cash flows of PZCI Nevada and its predecessor as if it always were the Company.

General

      Our principal business strategy is the development of businesses in three distinct categories: (i) businesses which develop Web-based applications for corporate transactions, (ii) Asset Based Internet (TM) businesses which we form in conjunction with a non-Web business to develop internet applications for that non-web business that can be marketed to other industry participants, and (iii) existing businesses that need to transfer a portion or all of their business operations to the Internet. While we may not provide all services to this last category of company, significant investments are being made in such companies in order to provide them with services necessary for their growth. Notwithstanding recent developments in the capital markets, we believe there are substantial opportunities remaining for us. See "Impact of Changes in Capital Markets" below.

      We are actively engaged in building a network of businesses ("affiliate companies"), both domestically and abroad, with significant Internet features which are building applications that offer significant growth opportunities. Generally, we will work with two types of businesses: early stage businesses that have been started by others and have sought our financial and management assistance, and established companies which require Internet solutions to existing or potential business issues. If we wish to enter a market in which we cannot locate an attractive affiliate company candidate, a new company may be created or assistance may be rendered to an affiliate company to enable penetration into the new market. We will generate income by charging affiliate companies for use of facilities and equipment, network administration, telecommunications, business plan development and personnel and services.

      Our operating strategy is for Planet Zanett Corporate Incubator, Inc. or Planet Zanett Angel Fund, LP (the "Partnership") to acquire a significant equity interest in, and for us to provide the services listed above to, the selected businesses. We seek to integrate affiliate companies into a collaborative network that leverages collective knowledge and resources. With the goal of holding the affiliate company interests for the long-term, we will use these collective resources to actively develop the business strategies, operations and management teams of affiliate companies. Our resources include the experience, industry relationships and specific expertise of our management team and we intend to take an active role in the management and development of our affiliate companies. Planet Zanett Corporate Incubator, Inc. and/or the Partnership also may participate in subsequent rounds of financing, involving potentially larger investments.

      Each business is or will be managed as part of an integrated support network of affiliate companies that build on our initial support and develop interrelationships among themselves, thereby accelerating their growth and development. We have established and will continue to establish relationships with companies outside of our network that will enable them to deliver additional services to affiliate companies that they might not otherwise be able to obtain.

      In addition to our primary operating strategy, we intend to take advantage of changing capital market conditions that may provide opportunities to modify or supplement our strategy. We believe the current business environment offers the chance to acquire controlling positions in businesses that have significant revenue and earnings, but limited access to the capital markets. We may endeavor to make acquisitions predominately with stock to accelerate our growth without large cash expenditures. Our acquisition of off-line established businesses where we develop an on-line component is, we believe, a niche with significant growth potential. We may acquire businesses with or without an internet component, for cash or securities, and may incur debt as part of the acquisition.

Implementation of the Operating Strategy

      There are three steps to the implementation of our operating strategy: (i) create or identify companies with the potential to become industry leaders, acquire significant interests in such companies and incorporate them into our collaborative network; (ii) provide strategic guidance and operational support to affiliate companies; and (iii) promote collaboration among affiliate companies.

      (i) Create or Identify Companies With the Potential to Become Market Leaders. We seek to acquire an interest in Internet companies that offer a combination of a potentially compelling market opportunity, a strategic plan for attempting to maximize the opportunity, and a management team with the necessary experience to execute that plan. We look for companies that have a strategy designed to create value for the end users of the products or services offered, and that have an opportunity to be profitable.

      We seek long-term relationships with companies managed by individuals who recognize that creating a technology business requires a focus on teamwork and operational excellence, developing relationships with other technology-based companies, both within and outside of the company's industry, and managing processes in areas as diverse as brand development, sales, marketing, management and technology. We seek individuals with management experience in the industry in which their company will operate. Industry experience is a key differentiating factor, enabling affiliate companies to enter industries with the experience necessary to effectively operate and grow through their extensive network of contacts.

      When evaluating whether to enter a market by building a company or acquiring an interest in an existing company, we consider the following factors:

Inefficiency. Whether the industry suffers from inefficiencies that may be alleviated through e-commerce. The relative amount of inefficiency is considered, as more inefficient industries present greater profit potential.

Competition. The amount of competition that a potential affiliate company faces from e-commerce and traditional businesses.

Industry Potential. When evaluating a potential affiliate company, the number and dollar value of transactions in its corresponding industry is considered by evaluating the incremental efficiency to be gained from conducting or supporting transactions online and estimating the potential to transfer transactions online. By considering these factors, we can focus on industries for which the leading industry participant can eventually generate significant dollar volumes of profit.

Centralized Information Sources. When evaluating a potential affiliate company, we consider whether the industry has product catalogs, trade journals and other centralized sources of information regarding products, prices, customers and other factors. The availability of this information makes it easier for a company to facilitate communication and transactions.

Service Provider Profit Potential. When evaluating service providers, we examine the size of the market opportunity, the profit potential in serving the target market and whether the service provider can provide assistance to our affiliate companies.

Industry Leader. We will partner with a company only if we believe that the company has the products and skills to become a leader in its industry.

Significant Ownership. We consider whether we will be able to obtain a significant equity position in the company and exert influence over the company.

Network Synergy. The degree to which a potential affiliate company may contribute to our network and benefit from the network and operational resources is considered.

Management Quality. The overall quality and industry expertise of a potential affiliate company's management is assessed.

      (ii) Provide Strategic Guidance and Operational Support to Affiliate Companies. Through the collective experience of our management team, we promote the development of the incubated businesses by offering business development services that cover core management disciplines and other services such as:

Website Development Services. We provide affiliate companies with website development services. We will acquire web development companies or contract with web developers or develop in-house capabilities to provide web development services to affiliate companies.

Executive Matching. We believe a strong management team is essential to implementing a business plan and creating a successful business. In those instances in which we identify a concept and form and fund a company to develop the concept, we will recruit management for the company who can implement the plan.

      Additionally, we are able to apply the experience of both the management team and network of affiliate companies to:

      o     review and formulate business models;
      o     create specific performance benchmarks;
      o     provide introductions to strategic partners;
      o advise on, and facilitate the completion of, secondary rounds of financing; and
      o develop Internet businesses in joint ventures with non-technology companies.

      Although we recognize that the development of early stage businesses are subject to material risks, value in the affiliate companies is expected to increase when those companies:

      o commence initial stage operations and begin to execute on their business plans;

      o enter later stages of operations and begin to realize significant revenues and capture meaningful market share;
      o secure subsequent rounds of venture funding at higher levels of valuation;
      o     complete initial public offerings; or
      o     are sold to a third party.

      (iii) Promote Collaboration Among Affiliate Companies. One of the principal goals of our network is to promote innovation and collaboration among affiliate companies, which will result in shared knowledge and business contacts among affiliate companies and the formation of numerous strategic alliances.

Funding

      Our affiliates have access to funding from Planet Zanett Corporate Incubator, Inc. and/or the Partnership. After a detailed analysis of a prospective affiliate company's business plan, we will determine whether to provide funding. If funding is provided, Planet Zanett Corporate Incubator, Inc. or the Partnership will deposit money into an escrow account earmarked for that affiliate company. A pre-determined amount of money will be released monthly to the affiliate company for so long as the affiliate company meets predetermined goals. If the affiliate company fails to meet its goals, further funding may be withheld until the problem is corrected. After a detailed analysis of the situation, if we believe the affiliate company will not meet expectations, we will discontinue funding of that affiliate company.

      Investments in affiliate companies are made in one of two ways. If we intend to maintain a controlling interest in the affiliate company for the foreseeable future, we may hold the interest in that company directly. The Partnership holds the interests in other affiliate companies. The general partner of the Partnership, Planet Zanett Asset Management, Inc. ("PZAM"), holds a 20% interest in the Partnership. Although Planet Zanett Corporate Incubator, Inc. is the currently the only limited partner in the Partnership, we intend to raise capital for the Partnership from private investors. PZAM receives a management fee of 20% of the net new profits of the Partnership in addition to its partnership interest.

      Generally, providing capital and services enables Planet Zanett Corporate Incubator, Inc. or the Partnership to secure a significant interest in the affiliate company. While Planet Zanett Corporate Incubator, Inc. or the Partnership remains a significant stockholder of an affiliate company, varying degrees of control are exercised over its operations by retaining some or all of the following:

      o approval rights over significant corporate decisions such as annual budgets, executive compensation, indebtedness, capital expenditures and new securities issuances;
      o the right to establish and maintain the size of the Board of Directors;
      o     the right to elect one or more members to the Board of Directors;
      o     the right to participate in future fundings;
      o     certain enhanced voting rights; and
      o the right to designate outside accountants and approval rights over attorneys, public relations firms and other outside consultants.

Benefits Of Our Services

      Affiliation with us will provide affiliate companies with the following benefits:

      Hands-on strategic, operational and technology expertise. Our management team is experienced in assisting technology companies in the implementation and understanding of areas such as strategic planning, sales, marketing, partnership strategy, capital planning, brand development, management, technology implementation, negotiations and divestiture/acquisition planning.

      Speed and flexibility. As entrepreneurs who are experienced in the capital raising process, our management team recognizes the importance of rapid yet prudent funding decisions. The goal is to make funding decisions and to deliver funds to those companies which we choose to fund within a short period of receiving a business plan and completing due diligence review of the prospective candidate. In addition to acting quickly and prudently, we believe in providing a high degree of flexibility to affiliate companies.

      Network of companies and people. In a time where marketing, capital, technology and partnerships are critical, we believe that people and relationships remain the most important elements of success for development stage enterprises. Our management team has participated in transactions involving alliances among technology companies and possesses an extensive contact list consisting of individuals who work in the technology industry. Through this network of relationships and experiences, the management team can provide superior business assistance to affiliate companies.

Impact of Changes in Capital Markets

      Over the last year, the ability of early-stage Internet companies to obtain capital both for initial and subsequent rounds of financing has decreased significantly. As a result, many companies have failed whose business plans were dependent on the availability of successive rounds of financing prior to achieving profitability at some time in the future. Other companies have been forced to significantly curtail development plans, or alter their business focus, in order to conserve cash and achieve profitability. Investors in these companies have suffered substantial losses as a result.

      We believe that opportunities remain for our business despite these conditions. Companies seeking financing and support now are more realistic about their capital needs and valuations, and have already adapted their business plans to anticipate the difficulties in raising additional capital. In addition, several former "incubators" have abandoned the business, allowing those who remain to be more selective in their investment decisions. Finally, we believe that we have always focused our attention on companies who seek to adapt their internet to improve "bricks and mortar" businesses, rather than pure web-based businesses, which we believe should be less affected by these market conditions.

Affiliate Companies

      As of December 31, 2000, we owned equity in each of the following affiliate companies:

                                                  Amount of          Approximate
Affiliate                      Date(s) of         Capital Stock      Voting
Company          Location      Investment         Purchased          Ownership
-------          --------      ----------         ---------          ---------

Applied          Bellevue, WA  December 21, 2000  450,000 Series A   2.7%
Discovery, Inc.                                   Convertible
                                                  Preferred

Fanlink          New York, NY  December 18, 2000  437,811 Series A   3.6%(1)
Networks, Inc.                                    Convertible
                                                  Preferred

(1) On March 23, 2001, we invested an additional $454,950 for an additional 440,425 Series A Shares representing a total interest in Fanlink of 6.3% interest, and we have the right to acquire a total interest of 18.6%.

      Applied Discovery, Inc. Applied Discovery was founded in January 1999 and is based in Bellevue, Washington. It seeks to capitalize on the enormous inefficiencies in today's litigation discovery process, focusing initially on the unique, un-addressed problems surrounding the discovery of email. Its ASP offering is online and being marketed to the top 250 law firms in the U.S.

      Applied Discovery is the first web-based litigation support service designed specifically for electronic document discovery. Its scalable technology platform consists of a high-throughput conversion engine, a sophisticated database structure and advanced document search and management tools. This platform allows Applied Discovery to quickly import, process, index and organize all original electronic data - including email messages, attachments and all complex underlying data. Legal professionals are now able to quickly and simply locate, review and categorize critical documents from any PC's web browser. Using Applied Discovery's solution, law firms can track the discovery process in real-time with unparalleled efficiency, allowing for more effective supervision and management of the firms' caseload.

      Applied Discovery's service imports email and other electronic documents into a secure, proprietary repository that allows authorized users (attorneys, paralegals, clients, etc.) to search the heavily indexed data at any time, from any PC with Internet access. Its system leverages existing technology and infrastructure to analyze document contents and metadata to create Boolean and natural language-searchable indices of discovery documents. Its proprietary conversion process requires only a fraction of the time taken by conventional methods. The uploading process utilizes advanced logic techniques to reconstruct document relationships in order to produce cohesive links (conversation threads) between electronic documents.

      The most critical element of the Applied Discovery system is the efficiency gained by keeping electronic documents in their native format - enabling novel searching, indexing and management capabilities. Minimal human interaction is necessary to upload, convert, or download the documents - enabling litigators to access, search and manage discovered documents quickly and relatively inexpensively. By storing these documents electronically online, as opposed to paper in boxes, the law firm has virtually no handling expense, and can maintain complete security by controlling and tracking access. This also enables a large case to be scaled quickly and efficiently to many attorneys and paralegals - inexpensively, without losing control.

      Fanlink Networks, Inc. Fanlink is based in New York, NY and was founded in August 1999. It is developing a software platform to optimize large-scale operations over standard wireless devices. It is currently building auto manufacturing, construction, and sports & entertainment applications. On the front-end, the applications are device agnostic, allowing Fanlink to serve the entire installed base of wireless devices. On the back-end, the optimization module allows Fanlink to streamline operations and reduce costs while improving service levels for its customers.

      Fanlink is focused on deploying the sports & entertainment application. The front-end application will allow attendees at a sports venue to use their wireless devices to order food and beverages, and the back-end will allow the food service vendor to cost-effectively deliver the order to the customer's seat. Fanlink derives revenue by charging the customer a $1-2 transaction fee for using the service. Currently, the front-end software for the sports and entertainment market is available in the US on Sprint, AT&T and Verizon wireless web phones, on the wireless Palm platform, on two-way pagers/RIM and Blackberry devices, and on the TellMe Networks platform.

      Prospective Affiliate Companies. In addition to our affiliate companies, we had made advances to a number of companies as of December 31, 2000 in anticipation of those companies becoming affiliate companies, as follows:

      GlobeDrive.com - We advanced $684,000 to GlobeDrive.com in 2000. In 2001, we used these advances and an additional $316,000 to purchase 405 shares of common stock of GlobeDrive.com, representing an interest in GlobeDrive.com of approximately a 27%.

      GlobeDrive has created a unique Internet-based technology solution that can be used to create user-defined, fully secure, two-way virtual "private networks" on the Internet with significant capabilities. Using GlobeDrive, any user with a computer and an Internet connection can create a secure private network that can be used to manage workflow and communications needs. GlobeDrive initiated its business in May 2000.

      GlobeDrive is developing a point-and-click Virtual Private Network solution for small and midsize businesses, MyVPN. MyVPN allows small and midsize businesses to dynamically create and manage fully secure and outsourced VPNs through a browser, without the need of any additional hardware. Its uniqueness lies in its ability to transfer data and connect resources that are behind firewalls without opening ports or configuring the firewall. GlobeDrive consists today of an engineering team based in New York City, fully focused on development and prototyping.

      Investment Positions.com (IJE, Inc.) - We have advanced $500,000 to IJE, secured by a lien on IJE's assets. Investment Positions.com ("IP"), founded in 1997 by a team of investment professionals from leading asset management institutions and global investment banks, seeks to simplify the recruitment and job-searching process in the investment banking industry so that both candidates and employers can more efficiently and effectively achieve their employment goals. IP brings only the most pertinent and current information to its members, utilizing its web-based recruitment application process and proprietary data search software (Gold Miner(TM)), as well as by leveraging its relationships with leading asset management institutions and global investment banks. Currently, over 800 global financial institutions in North America, Europe and Asia subscribe to IP's service.

      Failsafe.com - We have advanced $100,000 to Failsafe.com, secured by a lien on Failsafe.com's assets. Failsafe is a developer of secure, web-enabled enterprise applications that solve business communication challenges in a cost effective manner. As a development company, Failsafe's strength comes from the ability to streamline the flow of information within an organization and the knowledge of intricate and extensive systems and environments. By using Internet Technologies such as JAVA, JavaScript, VBScript, XML, ActiveX and Perl, Failsafe creates secure front ends to existing systems and software, leveraging the previous technology investment an organization has made.

Disposition of Interests

      Although we intend to acquire and hold equity interests in affiliate companies on a long-term basis, we will negotiate rights that will enable us to dispose of all or a portion of our interest in an affiliate company. The decision to sell our equity interest in an affiliate company will be based on a number of factors, including whether the affiliate company continues to fit within our business strategy and complements our network of affiliate companies, whether our assets represented by the interest in the affiliate company can be better applied to benefit other affiliate companies or to fund new investments and whether we need to dispose of an interest in order not to be required to register as an investment company.

Competition

      We face competition for capital from publicly-traded Internet companies, venture capital companies, consulting firms and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new affiliate companies. If we cannot acquire interests in or internally develop promising companies, then our strategy to develop and build a collaborative network of affiliate companies may not succeed.

      Competition for Internet products and services is intense. As the market for e-commerce products and services grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.

      In addition, some of our affiliate companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our affiliate companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our affiliate companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our affiliate companies. If our affiliate companies are unable to compete successfully against their competitors, then our affiliate companies may fail.

      Our affiliate companies' competitors may have greater brand recognition and greater financial, marketing and other resources than our affiliate companies. This may place our affiliate companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

Applied Discovery, Inc.

      Applied Discovery faces real or potential competition from Imaging/Coding Vendors, such as Daticon Systems, Merrill, IKON and Tech Law; forensic/consulting businesses such as EED, OnTrack, Computer Forensics and Fios; repository services, litigation support companies, document management companies, legal service bureaus, and search engines. Although Applied Discovery believes that it has significant technological advantages, some of these competitors have substantially greater financial resources, name recognition and other advantages.

Fanlink Networks, Inc.

      Fanlink's current direct competitors are Seiko, Micros, and ChoiceSeat. Potential entrants into the market may include makers of software for wireless web phones. Examples may include Openwave Systems, Tibco Software, and Saraide.

Employees

      As of December 31, 2000, excluding affiliate companies, we had 3 full-time employees. None of our employees are currently covered by collective bargaining agreements and we consider relations with our employees to be satisfactory.

Investment Company Act of 1940

      We are primarily engaged in the building of Internet e-commerce companies that we manage as part of an integrated supportive network of "affiliate companies". However, due to our ownership of equity securities of affiliate companies, we could be considered an "investment company" under the Investment Company Act of 1940, which regulates mutual funds and other entities which meet the definition of an "investment company." An "investment company" generally includes any entity that is engaged primarily in the business of investing, reinvesting and trading in securities. The rules under the Investment Company Act provide in part that an entity is presumed not to be an investment company if 45% or less of the value of its total assets (excluding government securities and cash) consists of, and 45% or less of its income over the last four quarters is derived from, securities other than either government securities, securities of majority owned subsidiaries or securities issued by entities that we primarily control which are not themselves engaged in the business of investing in securities. As the regulations governing the relationship between an investment company and the entities in which it invests are inconsistent with the manner in which we intend to provide services to our affiliate companies, it is critical to our business plan that it not be an investment company subject to the Investment Company Act.

      Under current federal securities regulations, we will be considered to primarily control an entity if we own more than 25% of its voting securities and have more control than any other single owner. To alleviate concerns raised by the Investment Company Act of 1940, investments in affiliate companies will be made in one of two ways. If we intend to maintain a controlling interest in the affiliate company for the foreseeable future, we will make that investment directly. If we anticipate our investment will be diluted and we will not have a controlling interest, the Partnership will make the investment.

Factors Affecting Our Business Condition

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

                     Risks Particular to Planet Zanett, Inc.

We have a very limited operating history.

      We recently began to implement our current business plan and therefore have a very limited operating history upon which to make an evaluation of us. In addition, our current affiliate companies are early stage companies that have limited operating histories and have generated very limited, if any, revenues or earnings from operations since inception.

Our proposed operations are speculative in nature and may not ever result in any operating revenues or profits.

      During the fiscal year ended December 31, 2000, we had a net loss of approximately $1,105,694. We anticipate continuing to incur significant operating expenses in the future. As a result, we expect to continue to incur losses and may not have enough money to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations.

      Our success depends upon our ability to develop or select affiliate companies that are ultimately successful. Although we expect to derive the cash flow necessary to fund our day-to-day operations from income generated from services provided to affiliate companies, this will not provide significant income or funds for additional affiliate companies. As of the date of this Annual Report, none of our affiliate companies have generated operating revenues sufficient to pay dividends. Furthermore, we have not generated any revenues from the sale of our equity interests in our affiliate companies or from services provided to the affiliate companies. Accordingly, we do not have an established history of selecting and developing successful affiliate companies.

      Economic, governmental, regulatory and industry factors outside our control affect each of our affiliate companies. If the affiliate companies do not successfully implement their business plans with the assistance of our experiences and methodologies, then we will not be able to achieve our business plan. Accordingly, if these events occur, then we will not generate any revenues and the value of our assets and the market price of our common stock will decline. There are also material risks relating to the businesses of our affiliate companies. Accordingly, the success of our operations will be dependent upon the management and operations of our affiliate companies, the timing of the marketing of the affiliate companies' products and numerous other factors beyond our control.

Our success is dependent on the continued employment of Claudio Guazzoni and David McCarthy, and the continued employment by our affiliate companies of their key personnel, and if we were to lose the services of these individuals, our business and the businesses of the affiliate companies would be negatively affected.

      Our performance is substantially dependent on the performance of Claudio Guazzoni, our President and David M. McCarthy, our Chief Executive Officer. The familiarity of these individuals with the Internet industry makes them especially critical to our success. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel. The loss of the services of any of our executive officers or key employees may harm our business. Our success also depends on our continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense. If one or more members of our management team or the management teams of any of our affiliate companies are unable or unwilling to continue in their present positions, our business and operations would be negatively affected.

Our management team is involved in other businesses and therefore will not spend all of their time on our business.

      Our management is involved in other businesses and may be subject to conflicting demands in respect of allocating management time, services and other functions between their activities on behalf of the Company and on their other business activities.

Ownership of the Company is concentrated.

      David McCarthy, our Chief Executive Officer, and Claudio Guazzoni, our President, beneficially owned approximately 31.68% and 30.76%, respectively, of our outstanding common stock as of December 31, 2000. As a result, each of them possesses significant influence over the Company on matters, including the election of directors. Additionally, Bruno Guazzoni, an outside investor and a relative of Claudio Guazzoni, beneficially owned approximately 21.20% of our outstanding common stock as of December 31, 2000. As a result, Mr. Bruno Guazzoni possesses significant influence over the Company on matters, including the election of directors.

      The concentration of our share ownership may:

      o     delay or prevent a change in our control;
      o impede a merger, consolidation, takeover, or other transaction involving the Company; or
      o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The price of our Common Stock has been volatile and we expect our quarterly results will fluctuate significantly.

      The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations, which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Future market movements may adversely affect the market price of our common stock. Overall we expect our quarterly results will fluctuate significantly due to many factors, including:

      o     the operating results of our affiliate companies;
      o     changes in equity losses;

      o the pace of development or a decline in growth of the B2B e-commerce market;
      o intense competition from other potential acquirers of B2B e-commerce companies, which could increase our cost of acquiring interests in additional companies and competition for the goods and services offered by our affiliate companies; and
      o our ability to effectively manage our growth and the growth of our affiliate companies during the anticipated rapid growth of the global B2B e-commerce market.

      The emerging nature of the commercial uses of the Internet makes predictions concerning our future revenues difficult. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

      In addition, a portion of our assets includes the equity securities of non-publicly traded companies The valuations of the securities that we hold in these companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available us.

Our growth places strain on our managerial and operational resources.

      Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial and operational resources. Further, as the number of our affiliate companies grow, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Our further growth or an increase in the number of our strategic relationships will increase this strain on our managerial and operational resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan.

Our growth is dependent upon our producing revenue sufficient to cover our increasing expenses.

      Our expenses will increase as we build an infrastructure to implement our business model. We expect to hire additional employees and expand information technology systems. We also plan to significantly increase our operating expenses to:

      o     broaden our affiliate company support capabilities;
      o explore acquisition opportunities and alliances with other companies;
      o     facilitate business arrangements among affiliate companies; and
      o     expand our business internationally.

      Expenses are expected to increase as we grow. If increased expenses are not accompanied by increased revenue, our losses will be greater than anticipated.

There may be conflicts of interest among our affiliate companies, our officers, our directors and our stockholders.

      Some of our officers and directors may also serve as officers or directors of one or more of our affiliate companies. As a result, the Company, our officers and directors, and our affiliate companies may face potential conflicts of interest with each other and with our stockholders. Specifically, our officers and directors may be presented with situations in their capacity as officers or directors of one of our affiliate companies that conflict with their fiduciary obligations as officers or directors of the Company or of another affiliate company.

We may not receive any benefit from cash advances we have made to prospective affiliate companies.

      We have made advances to prospective affiliate companies secured by liens on their assets. If these companies were to fail, their assets may be of little, if any, value to us and we may lose all of the money we have advanced to these companies.

We may not have opportunities to acquire interests in additional companies, which would affect our growth strategy.

      We may be unable to identify companies that complement our strategy, and even if we do identify a company that complements our strategy, we may be unable to acquire an interest in that company for many reasons, including:

      o a failure to agree on the terms of the acquisition, such as the amount or price of the acquired interest;
      o incompatibility between our management and management of the affiliate company;
      o     competition from other acquirors of B2B e-commerce companies;
      o     a lack of capital to acquire an interest in the company; and
      o     the unwillingness of the company to affiliate with us.

      If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of affiliate companies may not succeed.

Many of the investments we make are illiquid.

      A majority of our investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. We anticipate that there may not be an established trading market for such securities. Additionally, many of the securities that we may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by us of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if one of our affiliate companies registers its securities and becomes a reporting company under the Securities Exchange Act of 1934, we may be considered an insider by virtue of our board representation and would be restricted in sales of such affiliate company's securities. The illiquidity of interests in affiliate companies may adversely affect our ability to dispose of such securities at times when it may be advantageous for us to liquidate such investments.

It may be difficult to place accurate valuations on our interests in affiliate companies.

      There is typically no public market of equity securities of the small private companies in which we invest. As a result, the valuation of the equity securities of our affiliate companies is subject to the good faith determination of our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of affiliate companies may differ significantly from the values that would be placed on the portfolio if a ready market for the securities of our affiliate companies existed.

We face competition from other acquirors of and investors in Internet-related ventures which may prevent us from realizing strategic opportunities.

      Although we create some of our affiliate companies, we also acquire or invest in existing companies that we believe are complementary to our network and further our vision of the Internet. There are a limited number of technology-based businesses seeking investment capital which we deem to be desirable candidates to become affiliate companies and there is a very high level of competition among companies seeking to acquire interests in these entities. We are and will continue to be a very minor participant in the business of seeking business relationships with, and acquisitions of interests in, early stage technology businesses of which Internet companies presently constitute the largest concentration. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies which we may find to be desirable candidates to become affiliate companies. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, which entrepreneurs of development stage companies generally place greater emphasis on than obtaining the management skills and networking services that we provide to our affiliate companies. Even if we are able to successfully compete with these venture capital entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than it expected for interests in affiliate companies. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build a collaborative network of affiliate companies may not succeed.

We may be unable to obtain maximum value for our affiliate company interests.

      We will have significant positions in our affiliate companies. While we generally do not anticipate selling these interests in the affiliate companies, if we were to divest all or part of an interest in an affiliate company, we may not receive maximum value for this position. For affiliate companies with publicly- traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those affiliate companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

Our success could be impaired by valuations placed on Internet-related companies by the investment community and by limitations on our and our affiliate companies' access to the capital markets.

      Our strategy involves creating value for our stockholders by developing our affiliate companies and helping them to gain access to the capital markets so that they can raise additional funds to satisfy their business plans. Since our and the Partnership's initial acquisitions have been equity interests in Internet companies, we are dependent on the success of the market for Internet-related companies in general, and for initial public offerings of those companies in particular. Until March 2000, there had been a substantial number of Internet-related initial public offerings and private venture financing. Commencing during the second half of March 2000, the domestic and international stock markets have generally experienced a significant correction and the public trading prices, market capitalizations and valuations of many technology and Internet-related companies have significantly decreased. During this period, Internet-related initial public offerings and private venture financings have decreased in both number and size. If present market conditions continue for an extended period of time, the ability of our affiliate companies to grow and access the capital markets may be impaired and we may need to provide additional capital to our affiliate companies in order to ensure that they meet their business plans on a timely basis and to protect the value of our equity holdings. Furthermore, if present market conditions continue for an extended period of time, we may be unable to access the capital markets to raise sufficient funds to enable us to provide additional capital to our affiliate companies on a timely basis. If we are unable to provide additional capital to our affiliate companies in these circumstances on a timely basis, the affiliate companies' operations may suffer, and we may not successfully implement our business plan resulting in the decrease in value of our common stock.

We expect our affiliate companies to grow rapidly and if we are unable to assist them in sustaining and managing their growth, our affiliate companies' business will suffer, which will adversely affect our business.

      Our affiliate companies may experience rapid growth as they introduce new products and services and hire additional employees to manage expanded areas of development and service a growing number of consumers. Since such growth may not be accompanied by immediate increases in revenues, this growth is likely to place significant strain on their resources and on the resources we allocate to assist our affiliate companies. In addition, our management may be unable to convince our affiliate companies to adopt our ideas effectively, and the affiliate companies may fail in their attempt to execute our ideas or successfully manage their growth. If we are unable to effectively assist our affiliate companies in managing their growth, then they may not sustain profitable operations and the value of our common stock may decrease.

We may be required to dispose of our interests in our affiliate companies or take other actions which we would not otherwise take in order to avoid classification as an investment company under the Investment Company Act of 1940.

      Although we are primarily engaged in the business of e-commerce through our affiliate companies, and in managing the assets of the Partnership, our ownership of minority equity interests in affiliate companies could result in our classification as an investment company under the Investment Company Act of 1940. If we are required to register as an investment company, then we will incur substantial additional expense as the result of the Investment Company Act of 1940's record keeping, reporting, voting, proxy disclosure and other requirements. In addition, restrictions on transactions between an investment company and its affiliates under the Investment Company Act of 1940 would make it difficult, if not impossible, for us to fully implement our strategy of actively managing, operating and promoting collaboration among our network of affiliate companies. As a result, we intend to take whatever steps are necessary in order not to be required to register as an investment company, and we may be forced to sell interests in affiliate companies which we otherwise would continue to hold. Such sales may be for less than fair market value due to our need to dispose of the securities. The rules under the Investment Company Act provide in part that an entity is presumed not to be an investment company if 45% or less of the value of its total assets (excluding government securities and cash) consists of, and 45% or less of its income over the last four quarters is derived from, securities other than either government securities or securities issued by entities that it primarily controls which are not themselves engaged in the business of investing in securities. As the regulations governing the relationship between an investment company and the entities in which it invests are inconsistent with the manner in which we intend to provide services to our affiliate companies, it is critical to our business plan that we not be an investment company subject to the Investment Company Act.

      Under current federal securities regulations, we will be considered to primarily control an entity if we own more than 25% of its voting securities and have more control than any other single owner. To alleviate concerns raised by the Investment Company Act of 1940, if we intend to maintain a controlling interest in the affiliate company for the foreseeable future, we may hold that interest directly.

             Risks Generally Applicable to Our Affiliate Companies.

We invest in early stage companies which may never develop into profitable operating companies.

      We invest in conceptual-stage, development-stage and newly formed companies. These companies may not evolve into profitable operating companies or we may stop funding an affiliate company before it has the opportunity to become profitable. In addition, we may stop the development of affiliate companies created in-house. Accordingly, certain of the affiliate companies contained in this Annual Report may never evolve into profitable operating companies and we may incur significant losses from our investments. In addition, we expect our affiliate companies to experience significant fluctuations in their future quarterly operating results due to a variety of factors, many of which are outside their control. Factors that may adversely affect our affiliate company's quarterly operating results include, without limitation:

      o     the mix of services offered by the affiliate companies;
      o the announcement or introduction of new sites, services and products by the affiliate companies and their competitors;
      o     price competition in their respective industries;
      o the level of use of the goods and services offered by affiliate companies;
      o each company's ability to upgrade and develop their systems and any required infrastructure and attract new personnel in a timely and effective manner;
      o     technical difficulties of any kind;
      o the amount and timing of operating costs and capital expenditures relating to expansion of their businesses, operations and infrastructure;
      o     the implementation of strategic alliances and acquisitions;
      o     governmental regulation; and
      o general economic conditions and economic conditions specific to online commerce.

Most of our affiliate companies will require significant additional financing to execute their business plans.

      Most of our affiliate companies will require significant additional financing to execute their business plans. Although we intend to assist our affiliate companies in obtaining this financing, there is no assurance that these affiliate companies will be able to obtain this financing on a timely basis. If any of our affiliate companies are unable to obtain the required financing on a timely basis, then they may not be able to execute their business plans.

Our affiliate companies have competitors.

      Our affiliate companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our affiliate companies. If our affiliate companies are unable to compete successfully against their competitors, our affiliate companies may fail. Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. In addition, many of our affiliate companies' competitors have greater financial, marketing and other resources than our affiliate companies.

      Our affiliate companies compete for a share of a customer's purchasing budget for services, materials and supplies with other online providers and traditional distribution channels, dollars spent on consulting services with many established information systems and management consulting firms, and advertising budget with online services and traditional off-line media, such as print and trade associations.

In addition, some of our affiliate companies compete to attract and retain a critical mass of buyers and sellers.

The success of our affiliate companies presently depends on the development of the e-commerce market, which is uncertain.

      Most of our affiliate companies rely on the Internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not expand as an effective medium for the sale of products and services, our affiliate companies may not succeed.

      If consumer use of the Internet to purchase goods and services does not continue to develop and expand, then these affiliate companies may not attract a sufficient customer base and their businesses may be adversely affected. In addition, if businesses do not continue to use or expand their use of the Internet for conducting business then some of our affiliate companies may not develop an adequate customer base to execute their business plans.

      A number of factors could prevent the long-term acceptance of e-commerce business, including the following:

      o the unwillingness of businesses to shift from traditional business processes to e-commerce processes;
      o the necessary network infrastructure for substantial growth in usage of e-commerce may not be adequately developed;
      o increased government and securities regulation or taxation may adversely affect the viability of e-commerce;
      o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times for the users of e-commerce; and
      o concern and adverse publicity about the security of e-commerce transactions.

To succeed, our affiliate companies must respond to the rapid changes in technology and distribution channels related to the Internet.

      The markets for the Internet products and services of our affiliate companies are characterized by:

      o     rapidly changing technology;
      o     revolving industry standards;
      o     frequent new product and service introductions;
      o     shifting distribution channels; and
      o     changing customer demands.

      The success of our affiliate companies will depend on their ability to adapt to this rapidly evolving marketplace. They may not be able to adequately adapt their products and services or to acquire new products and services that can compete successfully. In addition, our affiliate companies may not be able to establish and maintain effective distribution channels.

Our affiliate companies may not be able to hire or retain qualified staff.

      If our affiliate companies cannot attract and retain enough qualified and skilled staff, the growth of their businesses may be limited. Their ability to provide services to customers and grow their businesses depends, in part, on their ability to attract and retain staff with college and graduate degrees, as well as professional experiences that are relevant for technology development, operational and other functions they need. Competition for personnel with these skill sets is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent our affiliate companies from recruiting skilled staff from outside the United States. Our affiliate companies may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow their businesses.

Others may assert that our affiliate company's technology infringes their intellectual property rights.

      Many patents relating to electronic commerce have been filed in recent years. Patents are not made public until they are issued, which could be several years after they are initially filed. As a result, it is not possible to know whether others may have superior rights to all or a portion of their proprietary technology. The defense of any claims of infringement could involve significant legal costs and require management to divert time from business operations. Either of these consequences of an infringement claim could have a material adverse effect on operating results. If an affiliate company is unsuccessful in defending any claims of infringement, it may be forced to obtain licenses or to pay royalties to continue to use the technology. It may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If an affiliate company fails to obtain necessary licenses or other rights, or if these licenses are too costly, operating results may suffer either from reductions in revenues through its inability to serve customers or from increases in costs to license third-party technology.

Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on the business of our affiliate companies.

      We believe that concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from engaging in online transactions. If our affiliate companies that depend on these types of transactions do not add sufficient security features to their future product releases, our affiliate companies' products may not gain market acceptance or our affiliate companies may incur additional legal exposure. Despite the measures taken by our affiliate companies, their web sites remain potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of our affiliate companies, he or she could misappropriate proprietary information or cause interruption in operations of the affiliate company. Security breaches that result in access to confidential information could damage the reputation of any one of the affiliate companies and expose the affiliate company affected to a risk of loss or liability. Some of our affiliate companies may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, customers will become more concerned about security. If affiliate companies are unable to adequately address these concerns, they may be unable to sell their goods and services.

Failure to manage growth could reduce revenues.

      Rapid expansion can strain infrastructure, management, internal controls and financial systems. Our affiliate companies may not be able to effectively manage their present growth and development or any future expansion. Certain of our affiliate companys' plans for rapid growth will strain their ability to integrate and properly train their new employees. Inadequate integration and training of employees of our affiliate companies may result in underutilization of their workforce and may reduce their revenues.

Government regulations and legal uncertainties may place financial burdens on our business and the businesses of our affiliate companies.

      There are few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including libel, wire fraud, copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain widespread practices. It is possible that court decisions on issues such as protection of databases and privacy rights may affect the valuation of our business and the businesses of our affiliate companies, call into question the viability of current business practices, and require the revision of certain business models. Because of the Internet's popularity and increasing use, as well as the sometimes imperfect fit of traditional legal doctrines to Internet-related issues, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, spam, pricing, content, copyrights, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of our affiliate companies and place additional financial burdens on its business and the businesses of affiliate companies. Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, the United States Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these and other laws may not have a direct adverse effect on our business or those of our affiliate companies, they add to the legal and regulatory uncertainty faced by B2B e-commerce companies. Importantly, the current moratorium on certain Internet taxes expires in October 2001, and there is some chance that it will not be extended. If not, e-commerce businesses could be faced with an array of state and local taxes that could impede the growth prospects of our affiliate companies.

Our affiliate companies' businesses may be disrupted if they are unable to upgrade their systems to meet increased demand.

      Capacity limits on some of our affiliate companies' technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As traffic on our affiliate companies' Web sites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Affiliate companies may be unable to accurately project the rate of increase in use of their Web sites. In addition, affiliate companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their Web sites. If our affiliate companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our affiliate companies may be disrupted.

               Risks Applicable to Individual Affiliate Companies

Applied Discovery

Barriers to Adoption.

      Applied Discovery's ability to forecast the timing and demand for its services is limited and the market for Applied Discovery's services is largely undeveloped. Delay or failure to obtain one or more large customers could have a material adverse effect on Applied Discovery's business, operating results or financial condition and cause Applied Discovery's operating results to vary significantly from quarter to quarter. While Applied Discovery has carefully designed its services and technology to minimize barriers to adoption in the marketplace, Applied Discovery is in the initial launch phase of its service and there can be no assurance that customers will adopt Applied Discovery's services and products.

Technological Changes.

      The market for the products and services of Applied Discovery are characterized by rapidly changing technology, evolving industry standards and frequent innovations. Applied Discovery's success will depend upon the continued acceptance of its existing products and services, and its ability to continue to enhance its existing products and services and to introduce new products, services and features for meeting the changing customer requirements. Applied Discovery would be adversely affected by delays in developing enhancements or new features or if the enhancements or new product features were not accepted by the marketplace. Additionally, no assurance can be given that products and services developed by others will not render the products and services of Applied Discovery non-competitive or obsolete.

Fanlink Networks, Inc.

Vendors and venues may not adopt Fanlink's services at levels sufficient to sustain its business.

      Fanlink's service is a novel method of ordering concessions at sports and entertainment events that potential vendors and venues may not adopt. If not enough vendors and venues adopt the services then Fanlink could be harmed. In order to implement the services, vendors and venues must adopt new business practices that are different from their traditional business practices. Fanlink cannot assure that enough vendors and venues will choose to adopt its method or do so at sufficient levels to sustain Fanlink's business.

Fanlink relies on third party wireless services and concession vendors.

      The ability to successfully provide a high-quality service, in particular, largely depends on the efficient and uninterrupted operation of wireless services and concession vendors. Therefore, Fanlink will be relying upon wireless service providers and concession vendors for the efficient operation of services in venues in which it may operate. A low quality of service or any technical difficulties on the part of wireless service providers or concession vendors could have a negative impact on business.

Item 2. Description of Property.

      Our principal office, consisting of approximately 12,800 square feet, is located at 135 East 57th Street, 15th Floor, New York, NY 10022. Zanett Securities Corporation, the leaseholder of the office space and our affiliate, has agreed to provide us and our affiliate companies with the use of facilities in exchange for potential business opportunities we introduce to Zanett Securities. Zanett Securities will utilize approximately 1,500 square feet, leaving approximately 11,300 available for our activities. Affiliate companies will be charged for services we provide.

Item 3. Legal Proceedings.

      In February 2000, Planet Zanett Corporate Incubator, Inc. (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. Planet Zanett Corporate Incubator, Inc. is seeking damages in excess of $500,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for July 16, 2001.

      On May 12, 2000, Planet Zanett Corporate Incubator, Inc. (f/k/a Willow Bay Associates, LLC) filed an action against Telular Corporation in the Delaware Superior Court, to recover fees and related damages arising from Telular's breach of an exclusive placement agency agreement dated May 28, 1999. Planet Zanett Corporate Incubator, Inc. is seeking damages in excess of $500,000. Telular has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for April 30, 2001.

      Planet Zanett believes it has meritorious defenses to the counterclaims against it and will vigorously defend such claims.

Item 4. Submission of Matters to a Vote of Security Holders.

      At a special meeting of the stockholders of BAB Holdings, Inc. on October 18, 2000, the BAB shareholders voted to:

      Proposal 1. Approve the merger of BAB with and into BAB (Delaware), Inc.;

      Proposal 2. Approve the merger of PZCI Nevada with and into PZ Acquisition, Inc. and the issuance of 21,989,295 shares of BAB common stock to PZCI Nevada's shareholders; and

      Proposal 3. Approve the declaration of a dividend, consisting of all of the common stock of BAB, Inc., to the holders of BAB common stock as of the close of business on October 17, 2000;

The following table summarizes the result of the votes on the Proposals set forth above.

                             Votes       Votes                         Broker
              Votes For      Against     Withheld     Abstentions      non-votes
              ---------      -------     --------     -----------      ---------

Proposal 1    1,603,387      10,417         0             396              0
Proposal 2    1,601,182      12,622         0             396              0
Proposal 3    1,602,880      10,982         0             338              0

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

      The following table sets forth the quarterly high and low sale prices for our common stock, as reported in the Nasdaq SmallCap Market for the two years ended December 31, 2000. Until August 1, 2000, our common stock was traded under the symbol "BAGL". From August 2, 2000 forward, our common stock was traded under the symbol "INCU." The prices of our common stock prior to the Merger on October 30, 2000 reflect the stock performance of BAB Holdings, Inc. and the Company thereafter.

      The following table shows quarterly low and high sales information for the common stock from January 1, 1999 through December 31, 2000:

                                                                 High       Low
                                                                 ----       ---

Year Ended December 31, 1999                                    12.00      0.937
First Quarter                                                   12.00      5.25
Second Quarter                                                   7.50      3.75
Third Quarter                                                    5.25      2.622
Fourth Quarter                                                   3.00      0.937

Year Ending December 31, 2000                                   4.875      0.75
First Quarter                                                    2.00      1.062
Second Quarter                                                  4.062      0.75
Third Quarter                                                   4.875      2.25
Fourth Quarter                                                   4.25      2.625

      Records of our stock transfer agent indicate that as of March 30, 2001, there were 24,232,052 shares of common stock outstanding held by 190 record holders. We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Recent Sales of Unregistered Securities

      On October 30, 2000, in connection with the merger of PZCI Nevada into PZ Acquisition, the shareholders of PZCI Nevada received 21,989,295 shares of our common stock, representing 90% of the outstanding common stock of the Company on a fully diluted basis. As a result of the Merger, Planet Zanett Corporate Incubator, Inc. became a wholly owned subsidiary of the Company. The common stock was issued to the shareholders of PZCI Nevada pursuant to Rule 506 promulgated under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis.

Background

      The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. As described in Item 1 above, on October 30, 2000, pursuant to the Merger Agreement between BAB, PZ Acquisition, BAB (Delaware) and PZCI Nevada, (i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc. and PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc. In connection with the Merger, the shareholders of PZCI Nevada received 21,989,295 shares of our common stock, representing 90% of the outstanding common stock of the Company on a fully diluted basis. For accounting purposes, the Merger has been accounted for as a recapitalization of PZCI Nevada, effectively as if PZCI Nevada had issued common stock for consideration equal to the net assets of the Company.

Results of Operations

      Our historical financial statements reflect the financial position, results of operations and cash flows of PZCI Nevada and its predecessor as if it always were the Company. Revenues for fiscal year 2000 decreased by $322,967 from fiscal year 1999, from $375,000 to $52,033, mainly due the elimination of consulting activities and revenues which are not consistent with the post-Merger business plan. Total expenses for fiscal year 2000 increased by $777,065 from fiscal year 1999, from $380,662 to $1,157,727, mainly due to non-cash compensation of $623,750 and legal and auditing expenses associated with the Merger. Net income decreased from a loss of $5,622 to $1,105,694 or $0.00 per share to -$0.05 per share. Our cash balance as of December 31, 2000 was $1,590,278.

Liquidity and Capital Resources

      As of December 31, 2000 cash and cash equivalents totaled $1,590,278. For fiscal year 2001, management feels that four investments of $250,000 each for controlling interests in new affiliate companies are on schedule and can be sufficiently met with existing cash. Should we identify additional opportunities that require capital greater than that which can be provided from working capital, we may attempt to obtain capital through the sale of partnership interests in the Partnership and/or the offering of equity or debt securities. There is also no guarantee that we will be successful in raising such capital, and no assurance that such funds will be available on terms that are satisfactory to us, or at all. If we are unable to obtain these funds, then we will be required to reduce our acquisitions of equity interests in affiliate companies and reduce our operating activities.

      By limiting our growth in headcount and by controlling costs, we believe liquidity and working capital are sufficient to last at least through the end of fiscal year 2001. In particular, management believes in compensating employees with equity incentives where possible. Therefore, in fiscal year 2000 the senior executives received no cash compensation and no cash compensation over $75,000 was paid to any one employee. For fiscal 2001, management will continue to favor employee stock compensation over cash. We believe that this strategy provides the ability to increase stockholder value as well as provide capital to support the growth in our subsidiaries and investments.

      In addition, we may generate cash proceeds from the sale of interests in our affiliate companies. Until we receive dividends from our affiliate companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependant on outside sources of capital to fund our operations.

Item 7. Financial Statements.

      Our financial statements for the years ended December 31, 2000 and 1999, respectively and footnotes related thereto are attached to this Report and begin on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On March 8, 2001, the board of directors of the Company together with the principals of McEnerney, Brady & Company LLC ("MBC"), the principal accountant previously engaged to audit the Company's financial statements, mutually agreed that MBC would voluntarily withdraw from the engagement as of that date. Neither of the reports provided by MBC for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent period, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

      On March 8, 2001, the board of directors of the Company approved the engagement of BDO Seidman, LLP as the principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years and the subsequent period prior to such appointment, we have not consulted the newly engaged accountant regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Our directors and executive officers, their ages and positions are set forth below:

      Name                 Age                 Title                      Since
      ----                 ---                 -----                      -----

Claudio M. Guazzoni        38          President and                      2000
                                       Director

David M. McCarthy          38          Chief Executive                    2000
                                       Officer, Chief
                                       Financial Officer and
                                       Director

Dr. Andrew Schiff          34          Director                           2000

Mohan Trikha               55          Director                           2001

L. Scott Perry             52          Director                           2001

All terms of office are for one year.

      Claudio M. Guazzoni. Mr. Guazzoni co-founded The Zanett Securities Corporation, of which he is President, in 1993. Mr. Guazzoni graduated from Yale University in 1984. Mr. Guazzoni serves as a director of Smartserv Online, an online information services company based in Stamford, Connecticut.

      David M. McCarthy. Mr. McCarthy co-founded The Zanett Securities Corporation, of which he is Vice President and Chairman, in 1993. Mr. McCarthy received a B.A., Political Science from the University of Massachusetts at Amherst in 1986.

      Andrew Schiff, MD. Dr. Schiff is currently an Associate with Perseus-Soros Biopharmaceutical Fund, LP. Dr. Schiff joined Perseus-Soros in September of 1999. Over the last 10 years, Dr. Schiff has practiced internal medicine at The New York Presbyterian Hospital where he serves as an Assistant Professor of Medicine. In addition, he has also has been a partner of a small family run investment fund, Kuhn, Loeb & Co. as well as a consultant for Northwood Ventures, a Long Island, New York based venture group. In these capacities, he has been responsible for generating deal flow, evaluating investment potential of numerous opportunities in the life science and technology areas, and raising additional financing for portfolio companies. Dr. Schiff received his MD from Cornell University Medical College and his MBA from Columbia University. His bachelor's degree in neuroscience was awarded with honors by Brown University.

      Mohan Trikha. Mr. Trikha is the President and Chief Executive Officer of InfoDream which he joined in October 2000. Prior to his joining InfoDream, Mr. Trikha was Vice President and General Manager of Strategy and Planning for Xerox Corporation's Internet and Software Solutions division where he played an important role in building the company's new generation of online services and solutions. Additionally, Mr. Trikha was Founder and CEO of InXight Software, an independent company funded by Xerox, and has held several senior-level positions with divisions of Xerox Corporation and IBM. Mr. Trikha is on InfoDream's Board of Directors and sits on the Boards of iValue Hub, Abeona Networks, Crystal Software, and is an Executive Board Member of T.I.E., a professional organization for entrepreneurs.

      L. Scott Perry. Mr. Perry is the Vice President of Strategy & Business Development at AT&T Corp. Scott Perry is responsible for building and refining the business strategy of AT&T and leading the development of growth plans which include close and effective relationships with other computer and networking product and service firms. Scott and his team led the 1998 acquisition of IBM's Global Network business.

      Before joining AT&T, Mr. Perry was with IBM for almost sixteen years. During that time he held a number of marketing, sales executive positions, culminating in his last assignment as General Manager, Academic Computing Information Systems, an independent business unit with responsibility for strategy, development, marketing and support of information systems to the higher education marketplace.

      Mr. Perry was a naval officer prior to joining IBM, where he served as a shipboard engineering officer in Vietnam and as head sailing coach at the United States Naval Academy at Annapolis.

      Mr. Perry is on the board of directors and is the past Chairman of the Information Technology Association of America (ITAA), an association of software and services firms. He serves on the Board of Directors of Junior Achievement of New York and is a member of the Cornell University Engineering College Advisory Council. He serves on the Board of INEA, a private financial planning software company based in Toronto, Canada; serves on the Board of Directors of Smartserv Online, an online information services company based in Stamford, Connecticut, and serves of the Board of Directors of AONET, a networking services startup in Santa Clara, California. He also serves on the Network Planning and Policy Advisory Council for UCAID (the University Corporation for Advanced Internet Development) - which runs the Internet2.

      Mr. Perry holds a Bachelor of Science degree in civil engineering from Cornell University and a Master of Science degree in management from Stanford University. In addition, while at IBM, Mr. Perry was a Sloan Fellow at Stanford University in 1983.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires beneficial owners of more than 5% of the common stock of the Company to file a Form 3 with the Securities and Exchange Commission. During the year 2000, Mr. Bruno Guazzoni was late in filing Form 3. The Company believes that all other
Section 16(a) filing requirements applicable to the reporting persons were complied with by them.

Item 10. Executive Compensation.

      During the fiscal year ended December 31, 2000, no officer or director received any cash compensation. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of our authorized and unissued common stock. There is no understanding between us and any of our present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of our officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with our participation in a business. No advances have been made or contemplated by us to any of our officers, directors, or principal stockholders, or any of their affiliates or associates.

      There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table shows, as of December 31, 2000, the common stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such common stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own common stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Each of the Directors and Executive Officers listed have sole voting and investment power over his or her shares.

                      Beneficial Ownership of Common Stock
                      ------------------------------------

                                       Amount and Nature of
Name of Beneficial Owner               Beneficial Ownership  Percentage of Class
------------------------               --------------------  -------------------

Claudio Guazzoni                            7,454,111               30.76
10 East 76th Street
New York, NY 10021

David McCarthy                              7,669,111               31.68
240 East 39th Street
Apt. 30G
New York, NY 10016

Andrew Schiff                                     0.0
888 7th Avenue, 29th Floor
New York, NY 10016

Mohan Trikha                                      0.0
838 Calaveras Ridge Drive
Milpitas, CA 95035

L. Scott Perry                                    0.0
43 Valley Forge Road
Weston, CT 06883

Bruno Guazzoni                              5,188,574               21.20
c/o The Zanett Securities Corp
135 East 57th Street
15th Floor
New Yor, NY 10022

All Directors and Executive Officers       15,123,222               62.44
as a Group (5 persons)

Item 12. Certain Relationships and Related Transactions.

      There are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

      The following documents are filed as part of this Report:

1.    Financial Statements

Report of BDO Seidman, LLP...................................................F-3
Consolidated Financial Statements:
Consolidated Statement of Assets and Liabilities
     Year Ended December 31, 2000............................................F-4
Consolidated Schedule of Portfolio Investments
     Year Ended December 31, 2000............................................F-5
Consolidated Statements of Operations for the
     Years Ended December 31, 2000...........................................F-6
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended December 31, 2000 and 1999..........................F-7
Consolidated Statements of Cash Flows for the
     Years December 31, 2000 and 1999........................................F-8
Summary of Business and Significant Accounting Policies......................F-9
Notes to Consolidated Financial Statements..................................F-12

2.    Financial Statement Schedules
      None.

3.    Exhibits
      The following exhibits are filed as part of this Form 10-K.

Exhibit
Number         Document
-------        --------
2.1(1) Amended and Restated Agreement and Plan of Merger dated as of August 24, 2000 by and between BAB Holdings, Inc., PZ Acquisition, Inc., BAB (Delaware), Inc. and Planet Zanett Corporate Incubator, Inc.
2.2(2) Agreement and Plan of Merger dated October 18, 2000 between BAB and BAB (Delaware).
2.3(2) Articles of Merger (Illinois) merging BAB Holdings, Inc. into BAB (Delaware), Inc.
2.4(2) Certificate of Ownership and Merger (Delaware) Merging BAB Holdings, Inc. into BAB (Delaware), Inc.
2.5(2) Articles of Merger (Nevada) of Planet Zanett Corporate Incubator, Inc. into PZ Acquisition, Inc.
2.6(2) Certificate of Merger (Delaware) of Planet Zanett Corporate Incubator, Inc. into PZ Acquisition, Inc.
3.1       Certificate of Incorporation.
3.2       Bylaws.
10.1(3) Series A Convertible Preferred Stock Purchase Agreement by and among Fanlink Networks, Inc., Planet Zanett Corporate Incubator, Inc. and certain other investors, dated December 5, 2000.
10.2(3) Investor Rights Agreement dated November 30, 2000, by and between Fanlink Network, Inc. and certain of its Investors.

10.3(3) Warrant for the Purchase of 1,394,031 Shares of Common Stock of Fanlink Networks, Inc., dated as of November 30, 2000.
10.4(3) Stockholders' Agreement dated November 30, 2000, between Fanlink Networks, Inc. and certain stockholders of Fanlink Networks, Inc.
10.5(4) First Amendment to Series A Preferred Stock Purchase Agreement by and between Applied Discovery, Inc. and certain investors dated as of September 29, 2000.
10.6(4) Series A Preferred Stock Purchase Agreement by and between Applied Discovery, Inc. and certain investors dated as of January 28, 2000.
10.7(4) Shareholders' Agreement dated as of January 28, 2000, by and among Applied Discovery, Inc. and certain stockholders of Applied Discovery, Inc.
10.8(4) Investor Rights Agreement dated January 28, 2000, by and among Applied Discovery, Inc. and certain of its Investors.
16.1(5)   Letter from McEnerney, Brady & Company LLC dated March 8, 2001.
21.1      Subsidiaries of Planet Zanett, Inc.

----------
1. Incorporated by reference to the Proxy Statement of BAB Holdings, Inc. dated September 15, 2000.
2.    Incorporated by reference to Registrant's Current Report on Form 8-K-12
      (g) 3 dated October 30, 2000.
3. Incorporated by reference to Registrant's Current Report on Form 8-K dated December 18, 2000.
4. Incorporated by reference to Registrant's Current Report on Form 8-K dated December 21, 2000.
5. Incorporated by reference to Registrant's Current Report on Form 8-K dated March 8, 2001.

(b)   Reports on Form 8-K

Reports on Form 8-K were filed during the last quarter of the period covered by this report as follows:

        Event                                              Financial
  Triggering Report            Item Reported           Statements Filed      Date of Report
  -----------------            -------------           ----------------      --------------
Notice of securities of   Planet Zanett, Inc. as       January 16, 2001     October 30, 2000
successor issuers         successor issuer to BAB
                          Holdings, Inc.

Investment                Investment in Fanlink        None                 December 18, 2000
                          Networks, Inc.

Investment                Investment in Applied        None                 December 21, 2000
                          Discovery, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City New York, State of New York, on April 13, 2001.

                                           PLANET ZANETT, INC.


                                       BY: /s/ David M. McCarthy
                                           -------------------------------------
                                           David M. McCarthy
                                           Chief Executive and Financial Officer
                                           (Principal Executive, Accounting and
                                           Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated on April 13, 2001:

SIGNATURE                                             TITLE

/s/ Claudio Guazzoni                    President and Director
----------------------------------
Claudio Guazzoni

/s/ David M. McCarthy                   Chief Executive and Financial Officer
----------------------------------      and Director
David M. McCarthy

/s/ Dr. Andrew Schiff                   Director
----------------------------------
Dr. Andrew Schiff

/s/ Mohan Trikha                        Director
----------------------------------
Mohan Trikha

/s/ L. Scott Perry                      Director
----------------------------------
L. Scott Perry

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                               Consolidated Financial Statements
                                          Years Ended December 31, 2000 and 1999

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                                                        Contents

================================================================================

      Independent auditors' report                                          F-3

      Consolidated financial statements:
          Statement of assets and liabilities                               F-4
          Schedule of portfolio investments                                 F-5
          Statements of operations                                          F-6
          Statements of changes in stockholders' equity (deficit)           F-7
          Statements of cash flows                                          F-8
          Summary of business and significant accounting policies         F-9-11
          Notes to consolidated financial statements                     F-12-20

Independent Auditors' Report

Stockholders and Board of Directors
Planet Zanett, Inc.
New York, New York

We have audited the accompanying consolidated statement of assets and liabilities of Planet Zanett, Inc. and Subsidiaries (Note 1), including the consolidated schedule of portfolio investments, as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Zanett, Inc. and Subsidiaries, as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed more fully in the summary of business and significant accounting policies, the consolidated financial statements include investments valued at $1,167,250 (20.4% of stockholders' equity and 20.1% of total assets), whose fair values have been estimated by management in the absence of readily ascertainable market values. We have reviewed the procedures used by management in arriving at its estimate of fair value of such securities and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated fair values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

April 2, 2001

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                Consolidated Statement of Assets and Liabilities

================================================================================

December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                                        $ 1,590,278
Portfolio investments at fair value (Notes 5 and 6)                                                                2,451,250
Note receivable, BAB Inc. (Note 1)                                                                                 1,400,000
Due from employee (Note 4)                                                                                           237,250
Prepaid assets and other                                                                                              96,858
Interest receivable                                                                                                   39,508
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 $ 5,815,144
============================================================================================================================
Liabilities and Stockholders' Equity
Liabilities:
    Accrued expenses and other liabilities                                                                       $    90,175
----------------------------------------------------------------------------------------------------------------------------
Commitments (Notes 3, 4 and 6)
Stockholders' equity (Note 5):
    Preferred stock, $.001 par value - shares authorized 10,000,000; issued
      and outstanding - none                                                                                              --
    Common stock, $.001 par value - shares authorized 50,000,000; issued
      and outstanding 24,232,052                                                                                      24,232
    Additional paid-in capital                                                                                     8,262,093
    Notes receivable for stock subscriptions (Note 2)                                                             (1,450,000)
    Deficit                                                                                                       (1,111,356)
----------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                                            5,724,969
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 $ 5,815,144
============================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to consolidated financial statements.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                  Consolidated Schedule of Portfolio Investments
                                                                 (Notes 5 and 6)

================================================================================

December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
    Number of
    shares or                                                              Initial
      face                                                                investment
     value           Investment description                                  date                    Cost             Fair value
-----------------------------------------------------------------------------------------------------------------------------------
                     Preferred stock:
                         Applied Discovery, Inc.:
    450,000                 Series A convertible preferred stock             October
                                                                              2000                $  450,000         $   450,000
                         World Wide Web, Inc.:
        265                 Series A convertible preferred stock             October
                                                                              2000                   265,000             265,000
                         Fanlink Networks, Inc.:
    437,811*                   Series A convertible preferred
                                  stock, together with warrants to
                                  purchase 1,254,628 of Fanlink's
                                  common stock at $1.03298 per
                                  share through November 2005             December 2000              452,250             452,250
-----------------------------------------------------------------------------------------------------------------------------------
                            Total preferred stock                                                  1,167,250           1,167,250
-----------------------------------------------------------------------------------------------------------------------------------
                         Loans convertible into equity interest:
$684,000                       GlobeDrive.com Inc.                                                   684,000             684,000
                               IJE, Inc.:
$500,000                          7% coupon, due December 15, 2001                                   500,000             500,000
                               Failsafe.com:
$100,000                          7% coupon, due July 10, 2001                                       100,000             100,000
-----------------------------------------------------------------------------------------------------------------------------------
                         Total loans convertible into equity                                       1,284,000           1,284,000
-----------------------------------------------------------------------------------------------------------------------------------
                         Total investments                                                        $2,451,250          $2,451,250
===================================================================================================================================

----------------
* The Company has committed to participating in additional rounds of financing through April 2001 for an additional $897,750 and 854,649 shares of common stock.
================================================================================

                    See accompanying summary of business and accounting policies and notes to consolidated financial statements.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended December 31,                                                            2000              1999
---------------------------------------------------------------------------------------------------------
Revenues:
    Consulting fees and other                                               $        --       $   375,000
    Interest income                                                              52,033                --
---------------------------------------------------------------------------------------------------------
          Total revenues                                                         52,033           375,000
---------------------------------------------------------------------------------------------------------
Expenses:
    Stock given for business development relationships (Notes 2 and 5)          623,750                --
    General and administrative (Notes 4 and 5)                                  533,977           380,662
---------------------------------------------------------------------------------------------------------
          Total expenses                                                      1,157,727           380,662
---------------------------------------------------------------------------------------------------------
Net loss                                                                    $(1,105,694)      $    (5,662)
=========================================================================================================
Loss per share (basic and fully diluted)                                    $      (.05)      $        --
=========================================================================================================

        See accompanying summary of business and significant accounting policies and notes to consolidated financial statements.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                      Consolidated Statements of Changes in Stockholders' Equity
                                                                       (Deficit)
================================================================================

Years ended December 31, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Notes
                                                        Common stock      Additional     receivable
                                                  -----------------------  paid-in       for stock
                                      LLC Interest   Shares      Amount    capital     subscriptions      Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                  $  --            --    $    --   $       --     $        --   $        --   $        --
Contributed capital                          75            --         --           --              --            --            75
Net loss                                     --            --         --           --              --        (5,662)       (5,662)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                   75            --         --           --              --        (5,662)       (5,587)
Merger and recapitalization
    (Notes 1 and 5)                          --    20,274,295     20,274      (20,274)             --            --            --
Issuance of common stock in connection
    with recapitalization (Note 1)           --     2,242,757      2,243       (2,243)             --            --            --
Conversion of interest in Willow Bay
    Associates LLC as part of
    recapitalization (Note 1)               (75)                      --           75              --            --            --
Common stock issued for consideration
    of a portfolio investment (Note 5)       --       265,000        265      264,735              --            --       265,000
Contribution of portfolio investments
    (Note 5)                                 --            --         --    1,700,000              --            --     1,700,000
Contributed capital                          --            --         --    4,200,000              --            --     4,200,000
Restricted common stock issued to
    business associates (Note 2)             --     1,450,000      1,450    1,448,550      (1,450,000)           --            --
Contributed services (Note 5)                --            --         --       47,500              --            --        47,500
Stock given for business development
    relationships                            --            --         --      623,750              --            --       623,750
Net loss                                     --            --         --           --              --    (1,105,694)   (1,105,694)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                $  --    24,232,052    $24,232   $8,262,093     $(1,450,000)  $(1,111,356)  $ 5,724,969
===================================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to consolidated financial statements.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended December 31,                                                                         2000              1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                             $(1,105,694)      $    (5,662)
----------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Stock charged for business development relationships in exchange for
             shares                                                                          623,750                --
          Contributed services from management                                                47,500                --
          Increase in:
             Interest receivable                                                             (39,508)               --
             Prepaid assets and other                                                        (96,858)               --
          Increase in:
             Accrued expenses and other                                                       84,403             5,772
----------------------------------------------------------------------------------------------------------------------
                   Total adjustments                                                         619,287             5,772
----------------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used in) operating activities                      (486,407)              110
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of portfolio investments                                                      (486,250)               --
    Due from employee                                                                       (237,250)               --
    Note receivable                                                                       (1,400,000)               --
----------------------------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                                  (2,123,500)               --
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Capital contribution                                                                   4,200,000                --
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  1,590,093               185
Cash and cash equivalents, beginning of year                                                     185                --
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                   $ 1,590,278       $       185
======================================================================================================================
Supplemental disclosure of cash flow information:
    Noncash transactions:
       Investments contributed in exchange for common stock (Note 5)                     $ 1,965,000       $        --
       Notes receivable issued in exchange for shares of common stock (Note 2)             1,450,000                --
======================================================================================================================

        See accompanying summary of business and significant accounting policies and notes to consolidated financial statements.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                         Summary of Business and Significant Accounting Policies

================================================================================

Business Planet Zanett, Inc. and Subsidiaries ("Company") is a Delaware corporation which makes venture capital investments. The Company provides financial, managerial and business plan consulting services to concept-stage and development-stage e-commerce companies.

Principles of           The Company is the parent of its 100% owned subsidiary,
Consolidation           Planet Zanett Corporate Incubator, Inc. ("PZCI"). PZCI
                        is the parent to its wholly-owned subsidiary, Planet
                        Zanett Asset Management, Inc. ("PZAM"). PZAM is the general partner in a limited partnership, Planet Zanett
                        Angel Fund, LP ("PZAF"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation               Short-term investments, primarily loans, are carried at
of Portfolio            amortized cost, which approximates fair value. Portfolio
Investments             investments are carried at fair value, as determined by
                        management.

                        Publicly held portfolio securities are valued at the closing public market price on the valuation date discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Company either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Company's position in a given company compared to the trading history of the public security.

                        Privately held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect
                        (1) meaningful third-party transactions in the private market or (2) significant progress or slippage in the development of the portfolio company's business such that cost is no longer reflective of fair value. It is possible that the estimated value may differ significantly from the amount that might ultimately be realized in the near term, and the difference could be material.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                         Summary of Business and Significant Accounting Policies

================================================================================

                        The Company's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's portfolio investments.

Estimates               The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash           The Company considers all liquid debt instruments with
Equivalents             an original maturity of three months or less when
                        purchased to be cash equivalents.

Income Taxes            Income taxes are accounted for under the asset and
                        liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                        The Company has net operating losses ("NOL") of approximately $434,000 which expire starting in 2019 and ending in 2020. The deferred tax asset resulting from this NOL has been fully offset with a valuation allowance. In conjunction with the Merger (see Note 1), the Company's ability to utilize its loss carryforwards may be limited.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                         Summary of Business and Significant Accounting Policies

================================================================================

Loss Per Share          Basic loss per share is based on the average number of
                        common shares outstanding for the period. Diluted loss per share is similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been issued. Dilutive potential common shares are excluded from the computation if their effect is antidilutive.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.    Organization      PZCI, a wholly-owned subsidiary of the Company, was
                        originally organized under the laws of the State of Nevada on March 21, 1996 under the name Willow Bay
                        Associates, LLC. Willow Bay changed its name to Planet
                        Zanett Corporate Incubator, LLC on June 12, 2000 and, on
                        July 25, 2000, was merged into Planet Zanett Corporate
                        Incubator, Inc., a Nevada corporation ("PZCI Nevada"), in order to convert to corporate form. Since inception, the Company has provided financial, managerial and business plan consulting services to concept-stage and development-stage e-commerce companies.

                        On October 30, 2000, pursuant to an Amended and Restated Agreement and Plan of Merger dated August 24, 2000 (the "Merger Agreement") between BAB Holdings, Inc., an Illinois corporation ("BAB"), PZ Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("BAB (Delaware)") and PZCI Nevada, (i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc. and PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc.

                        In connection with the merger of PZCI Nevada into PZ Acquisition (the "Merger"), the shareholders of PZCI Nevada received 21,989,295 shares of the Company's common stock, representing 90% of the outstanding common stock of the Company on a fully-diluted basis. For accounting purposes, the Merger has been accounted for as a recapitalization of PZCI Nevada, effectively as if PZCI Nevada had issued common stock for consideration equal to the net assets of the Company.

                        The Company's historical financial statements reflect the financial position, results of operations and cash flows of PZCI Nevada and its predecessors as if it always were the Company.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        In connection with, and prior to, the Merger, BAB transferred to BAB, Inc., a newly formed wholly-owned subsidiary of BAB, all assets related to BAB's existing food retailing and franchising operations, and BAB, Inc. agreed to assume all liabilities related to such operations. All subsidiaries of BAB engaged in BAB's business operations prior to the Merger have either become wholly-owned subsidiaries of BAB, Inc. or were merged with and into BAB, Inc. On October 30, 2000, all of the outstanding capital stock of BAB, Inc. was distributed as a dividend to shareholders of record as of October 17, 2000.

                        Pursuant to the Merger Agreement, the Company issued a $1,400,000 promissory note to BAB, Inc. The note pays interest quarterly at a rate of 1% plus the prime rate with a balloon payment to be paid in full on October 18, 2002.

2.    Notes Receivable  The Company issued 1,450,000 shares of restricted common
      for Stock         stock to business associates in contemplation of their
      Subscriptions     efforts in assisting the Company in the development of
                        its business.

                        The Company has secured notes receivable for this restricted common stock of the Company at $1.00 per share totaling $1,450,000; 1,200,000 shares of stock vest over five years as follows:

                        Vesting year                                     Shares
                        --------------------------------------------------------
                        2001                                             90,000
                        2002                                            210,000
                        2003                                            330,000
                        2004                                            450,000
                        2005                                            120,000
                        --------------------------------------------------------
                                                                      1,200,000
                        ========================================================

                        The balance vests immediately.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The notes bear interest at 6.09% per annum and mature on October 31, 2005. Interest is payable annually on December 31, commencing with December 31, 2001. The stock serves as collateral for these notes.

                        The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company, at any time, to cancel the subscription agreement and repurchase any of the unvested shares.

                        The stock that has been issued subject to nonrecourse notes is accounted for in a manner similar to options. Compensation has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." Expense with regard to the stock will be charged to operations over the five-year vesting period. The value of the stock has been calculated at December 31, using the Black-Scholes model assuming 5-year expected life, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%. Expense for the year ended December 31, 2000 was $435,000. Future charges will be based on the fair value of the stock as they vest. Vesting is assumed to be ratable over the period valued at the fair value at that time.

3.    Commitments       The Company leases it premises through an affiliate. The
                        lease expires in 2004, with annual payments of $24,000.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Future minimum lease payments are:

                        Period ending December 31,
                        --------------------------------------------------------
                        2001                                             $24,000
                        2002                                              24,000
                        2003                                              24,000
                        2004                                               8,000
                        ========================================================

                        The Company shares space, certain employees, and equipment with this affiliate. The Company has not been charged for the use of these services which management believes has not been material to date.

4.    Employee          The Company has entered into employment agreements with
      Agreements        three key employees. Increases in value of investments
                        will be charged to compensation expense. For one employee the agreement provides an annual base salary of $75,000 and an annual bonus equal to the annual salary, payable forty-five days after year-end. The employment agreement allows the employee to co-invest in the investments made by the Company. The Company is required to loan this employee funds necessary to make any investment under this provision. The investment amount may not exceed 10% of the aggregate investment in 2001, 20% in 2002, 30% in 2003, 40% in 2004 and is structured as a loan with 6-1/4% interest. Upon the liquidation of the investment, the employee will repay the loan together with interest due to the Company. The remaining investment gains will be distributed to the employee.
                        Interest on the loan will cease to accrue when it is established that there will be no gain; at that point, the loan together with any outstanding interest will be forgiven and charged to operations as compensation.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        The remaining two-year employment agreements are with two officers and shall be renewed for successive annual terms until canceled by the Company or the officer. Compensation will be determined by the officer and the Company on an annual basis and consists of a combination of cash compensation and grants of incentive stock options. For the period ended December 31, 2000, the Company agreed to an annual base of $190,000 in annual compensation, of which $47,500 was contributed without recourse from these officers for the period of October 30 through December 31, 2000 (see Note 5).

5.    Stockholders'     Preferred Stock
      Equity
                        The Board of Directors of the Company is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series and to fix for each such class or series such voting powers, full or limited, or no voting powers and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors of the Company providing for the issuance of such class or series and as may be permitted by the Delaware General
                        Corporation Law, including, without limitation, the authority to provide that any such class or series may be subject to redemption at such time or times and at such price or price; entitled to receive dividends
                        (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times and payable in preference to, or in such relation to, the dividends payable on the other class or classes or any other series; entitled to such rights upon the dissolution of, or upon any distribution of the assets of the Company;
                        convertible into or

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        exchangeable for, shares of any other class or classes of stock of the Company at such price or prices or at such rates of exchange and with such adjustments; and/or entitled to voting rights including extraordinary or limited voting rights; all as may be stated in such resolution or resolutions of the Board of Directors. The Board of Directors currently has no plans to issue any shares of preferred stock.

                        Stock Issued for Portfolio Investment

                        The Company issued 265,000 shares of restricted common stock in exchange for an investment in World Wide Web Inc. and future services. 125,000 shares vest immediately. 140,000 of these shares vest over 5 years as follows:

                        Vesting year                                     Shares
                        --------------------------------------------------------
                        2001                                             10,500
                        2002                                             24,500
                        2003                                             38,500
                        2004                                             52,500
                        2005                                             14,000
                        --------------------------------------------------------
                                                                        140,000
                        ========================================================

                        The balance vests immediately.

                        The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company, at any time, to cancel the subscription agreement and repurchase any of the unvested shares.

                        Compensation for the future service has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                        Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." Expense with regard to the consulting services will be charged to operations over the five-year vesting period. Expense for the year ended December 31, 2000 was $188,750. Future charges will be based on the fair value of the stock as they vest.

                        Current stockholders contributed portfolio investments with a fair value of $1,700,000.

                        Options

                        The Company has outstanding stock options to purchase its common shares. These options are a result of the recapitalization of the Company, thus there is no pro forma effect on operations. The following tables present option activity and options outstanding and exercisable:

December 31, 2000
--------------------------------------------------------------------------------
                                                                       Weighted
                                                                       average
                                   Option     Exercise price range     exercise
Fixed price portions               shares         per share              price
--------------------------------------------------------------------------------
Outstanding, December 31, 1999          --     $--                     $    --
Granted in conjunction with
   recapitalization                205,698     $1.25 to $33.15            9.15
Exercised                               --     $--                          --
Expired                            (44,164)    $1.25 to $19.20           18.52
--------------------------------------------------------------------------------
Outstanding, December 31, 2000     161,534     $1.25 to $33.15         $  6.58
================================================================================

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                                    Weighted
                                                     average
                                                    remaining         Weighted                          Weighted
                                    Shares       contractual life  average exercise     Shares      average exercise
Range of exercise price           outstanding        (years)            price         exercisable        price
---------------------------------------------------------------------------------------------------------------------
$1.25                                22,991           4.73            $  1.25            22,991          $1.25
$1.38 to $2.00                       13,493           4.25               1.62            13,493           1.62
$2.67 to $4.17                        2,000           5.31               3.42             2,000           3.42
$6.37                                18,332           4.25               6.37            18,332           6.37
$7.01                                19,166           4.25               7.01            19,166           7.01
$7.50                                45,833           5.08               7.50            45,833           7.50
$9.00                                37,500           5.08               9.00            37,500           9.00
$33.15                                2,219           1.25              33.15             2,219          33.15
---------------------------------------------------------------------------------------------------------------------
$1.25 to $33.15                     161,534           4.7             $  6.58           161,534
=====================================================================================================================

The options expire on various dates beginning March 1, 2002 and ending March 15, 2010.

Contributed Services

The Company's management has not taken any salaries for their services rendered. The value of such services have been estimated by management to be $47,500 for the year ended December 31, 2000 and is included in general and administrative expenses.

                                                             Planet Zanett, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6.    Subsequent        GlobeDrive.com, Inc.
      Events
                        In January 2001, the Company invested an additional
                        $316,000 in GlobeDrive.com, Inc. ("GlobeDrive") and converted their entire loan into equity. The Company received 405.1 shares of GlobeDrive's common stock.

                        Infodream Corporation

                        On March 16, 2001, the Company executed a 7.5% convertible promissory note with Infodream Corporation for $100,000. The note will mature in 90 days unless it is converted into Series F preferred stock. One of the Company's directors is the President of Infodream.

                        Fanlink Network, Inc.

                        On March 23, 2001, the Company invested an additional $454,950 for 440,425 shares of Series A convertible preferred stock.

7.    Fair Value of     The Company's financial instruments at December 31, 2000
      Financial         and 1999 consisted of cash and cash equivalents,
      Instruments       portfolio investments, note receivable, accrued expenses
                        and other liabilities. The carrying amounts of all financial instruments other than investment securities approximate their fair value for all years presented.

                        The following methods and assumptions were used to estimate fair value of each class of financial instruments:

                              Cash and cash equivalents, note receivable, due from employee, prepaid assets, interest receivable, accrued expenses and other liabilities: The carrying amounts approximate fair value because of the relatively short maturity of these instruments.

                              Portfolio investments: The fair values of portfolio investments are carried at fair value, as determined by management. Short-term investments, primarily loans, are carried at amortized cost.