Form 10QSB
period 2001-03-31
PLANET ZANETT INC
filed 2001-05-15
CIK 1133872

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM__________ TO ___________

                               PLANET ZANETT, INC.
                        --------------------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                       N/A
                       ----------------------------------
                           (FORMER NAME OF REGISTRANT)

         Delaware                    0-32315                   56-4389547
         --------                    -------                   ----------
(STATE OR OTHER JURISDICTION OF    (COMMISSION FILE           (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)          NO.)                 IDENTIFICATION NO.)


              135 East 57th Street, 15th Floor, New York, NY 10022
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 980-4600
                               ------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   CHECK WHETHER THE ISSUER HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
   SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS, (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2)
       HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES (X) NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
                   EQUITY , AS OF THE LATEST PRACTICABLE DATE:

              CLASS                      Outstanding at March 31, 2001
              -----                      -----------------------------
  Common stock $.001 Par Value                    24,257,052

                                TABLE OF CONTENTS

                                                                                          Page
PART 1   FINANCIAL INFORMATION                                                              3

Item 1 - Financial Statements.                                                              3

         (a) Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                  December 31, 2000 (audited)                                               3

         (b) Consolidated Statements of Operation for the three months
                  ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)           4

         (c) Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)           5

         (d) Notes to Consolidated Financial Statements (unaudited)                         5

Item 2 - Management's Discussion and Analysis or Plan of Operation.

PART 2   OTHER INFORMATION                                                                 13

Item 1 - Legal Proceedings.                                                                13
Item 2 - Changes in Securities and Use of Proceeds                                         14
Item 3 - Defaults Upon Senior Securities.                                                  14
Item 4 - Submission of Matters to a Vote of Security Holders.                              14
Item 5 - Other Information                                                                 14
Item 6 - Exhibits and Reports on Form 8-K.                                                 14

         SIGNATURES                                                                        15

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 1 (a) - Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
             December 31, 2000 (audited)


                      Planet Zanett, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               March 31,          December 31,
                                                                                 2001                2000
                                                                              (unaudited)          (audited)
--------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                   $     721,053          $ 1,590,278
Investments at fair value (Note 6)                                          $   2,882,150          $ 2,451,250
Note receivable, BAB Inc. (Note 2)                                          $   1,400,000          $ 1,400,000
Due from employee (Note 4)                                                  $     305,800          $   237,250
Prepaid expenses and other                                                  $      78,085          $    96,858
Interest receivable                                                         $      75,127          $    39,508
--------------------------------------------------------------------------------------------------------------
                                                                            $   5,462,215          $ 5,815,144
==============================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
     Accrued expenses and other liabilities                                 $     100,794          $    90,175
--------------------------------------------------------------------------------------------------------------
Commitments (Note 4)
Stockholders' equity (Note 5)
     Preferred stock, $.001 par value - shares authorized;
        issued and outstanding - none                                       -
     Common stock, $.001 par value - shares authorized;
        issued and outstanding - 24,232,052                                 $      24,257          $    24,232
     Additional paid-in capital                                             $   8,352,008          $ 8,262,093
     Notes receivable for stock subscriptions (Note 3)                      $  (1,450,000)         $(1,450,000)
     Deficit                                                                $  (1,564,844)         $(1,111,356)
--------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                          $   5,361,421          $ 5,724,969
--------------------------------------------------------------------------------------------------------------
                                                                            $   5,462,215          $ 5,815,144
==============================================================================================================


See accompanying Notes to Consolidated Financial Statements.

Item 1 (b) - Consolidated Statements of Operation for the Three Months Ended March 31, 2001 (unaudited) and March 31, 2000
(unaudited).

                      Planet Zanett, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                           For the Three Months Ending

                                                               March 31, 2001     March 31, 2000
                                                                (unaudited)        (unaudited)
           -------------------------------------------------------------------------------------
           Revenues:
                Interest Income                                 $     91,690      $      -
           -------------------------------------------------------------------------------------
                                    Total revenues              $     91,690      $      -
           -------------------------------------------------------------------------------------
           Expenses:
                General and administrative expenses             $    251,377      $      87
           -------------------------------------------------------------------------------------
                                    Total expenses              $    251,377      $      87
           -------------------------------------------------------------------------------------
           Loss Before Unrealized Loss from Investments         $   (159,687)
           -------------------------------------------------------------------------------------
                Unrealized Losses from Investments              $   (293,800)     $      -
           -------------------------------------------------------------------------------------
           Net Loss                                             $   (453,487)     $     (87)
           =====================================================================================
           Loss per share (basic and fully diluted)             $      (0.02)     $      -
           =====================================================================================


See accompanying Notes to Consolidated Financial Statements.

Item 1 (c) - Consolidated Statements of Cash Flow for the three months ended March 31, 2001 (unaudited) and March 31, 2000
(unaudited)

                      Planet Zanett, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                           For the Three Months Ended

                                                                                             March 31,         March 31,
                                                                                               2001              2000
                                                                                            (unaudited)       (unaudited)
Cash flows from operating activities:
     Net Loss                                                                              $  (453,487)         $   (87)
--------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
             Stock charged for business development relationships in exchange
                  for shares                                                               $    42,440          $    -
             Contributed services from management                                          $    47,500          $    -
             (Increase) decrease in:
                  Interest receivable                                                      $   (35,619)         $    -
                  Prepaid expenses and other                                               $    18,772          $    -
              Increase in:
                  Accrued expenses and other                                               $    10,619          $    -
--------------------------------------------------------------------------------------------------------------------------
                         Total Adjustments                                                 $    83,712          $    -
--------------------------------------------------------------------------------------------------------------------------
                         Net cash used in operating activities                             $  (369,775)         $   (87)

Cash flows from investing activities:
     Investments in affiliate companies                                                    $  (211,150)         $    -
     Due from employee                                                                     $   (68,550)         $    -
     Increase in Notes receivable                                                          $  (219,750)         $    -
--------------------------------------------------------------------------------------------------------------------------
                         Net cash used in investing activities                             $  (499,450)         $    -
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  $  (869,225)         $   (87)
Cash and cash equivalents, beginning of Quarter                                            $ 1,590,278          $   185
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of Quarter                                                  $   721,053          $    98
==========================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

Item 1 (d) - Notes to Consolidated Financial Statements - March 31, 2001

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited; however, in the opinion of the management of Planet Zanett, Inc., a Delaware corporation ("PZI" or "Company"), such statements include all adjustments (including normal, recurring accruals) necessary to present a fair statement of the information presented therein. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form10-QSB, the accompanying financial statements and these Notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2001. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

         The financial statements of PZI include the accounts of its wholly-owned subsidiary Planet Zanett Corporate Incubator, Inc. ("PZCI") and PZCI's wholly-owned subsidiary Planet Zanett Asset Management, Inc. ("PZAM"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The historical financial statements reflect the financial position, results of operations and cash flows of PZCI Nevada and its predecessor as if it always were the Company (See note 2).

Summary of Significant Accounting Policies

Business

         Planet Zanett, Inc. and Subsidiaries (the "Company") is a Delaware corporation which provides financial, managerial and business plan consulting services to concept-stage and development-stage e-commerce companies. We are actively engaged in building a network of businesses ("affiliate companies"), both domestically and abroad, that are building applications with significant internet features, and that offer substantial growth opportunities.

Principles of Consolidation

         The Company is the parent of its 100% owned subsidiary, Planet Zanett Corporate Incubator, Inc. ("PZCI"). PZCI is the parent to its wholly-owned subsidiary, Planet Zanett Asset Management, Inc. ("PZAM"). PZAM is the general partner in a limited partnership, Planet Zanett Angel Fund, L.P. ("PZAF"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Valuation of Investments in Affiliate Companies

         Short-term investments, primarily loans, are carried at amortized cost, which approximates fair value. Investments in affiliate companies are carried at fair value, as determined by management.

         Publicly held securities of affiliate companies are valued at the closing public market price on the valuation date discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Company either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Company's position in a given company compared to the trading history of the public security.

         Privately held securities of affiliate companies are valued at cost until significant developments affecting the affiliate company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect (1) meaningful third-party transactions in the private market or (2) significant progress or slippage in the development of the affiliate company's business such that cost is no longer reflective of fair value. It is possible that the estimated value may differ significantly from the amount that might ultimately be realized in the near term, and the difference could be material.

         The Company's affiliate company investments involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

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

Cash and Cash and Cash Equivalents

         The Company considers all liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

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

Note 2.  Organization

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

         Pursuant to the Merger Agreement, BAB, Inc. executed a promissory note in favor of the Company in the amount of $1,400,000. The note pays interest quarterly at a rate of 1% plus the prime rate with a balloon payment to be paid in full on October 18, 2002.

Note 3. Notes Receivable for Stock Subscriptions

         In October, 2000, we issued 1,450,000 shares of restricted common stock to business associates in contemplation of their efforts in assisting the Company in the development of its business. The Company has secured notes receivable for this restricted common stock of the Company at $1.00 per share totaling $1,450,000; 1,200,000 shares of stock vest over five years as follows:

                 Vesting year                          Shares

                     2001                              90,000
                     2002                             210,000
                     2003                             330,000
                     2004                             450,000
                     2005                             120,000
                                                      =======
                                                    1,200,000
The balance vested immediately.

         The notes bear interest at 6.09% per annum and mature on October 31, 2005. Interest is payable annually on December 31, commencing with December 31, 2001. The stock serves as collateral for these non-recourse notes. The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company, at any time, to cancel the subscription agreement and repurchase any of the unvested shares.

         The stock that has been issued subject to non-recourse notes is accounted for in a manner similar to options. Compensation has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." Expense with regard to the stock will be charged to operations over the five-year vesting period.

         The value of the stock has been calculated at $1.41 using the Black-Scholes model assuming a 5-year expected life, an expected volatility rate of 65% and a risk-free interest rate of 4.62%. Because the value of this stock declined relative to its value calculated at December 31, 2000, a reduction in compensation expense for the quarter ended March 31, 2001 was recorded in the amount of $25,800. Future charges or reductions in expense will be based on the fair value of the stock as it vests. Vesting is assumed to be ratable over the period valued at the fair value at that time.

Note 4. Employee Agreements

         The Company has entered into employment agreements with three key employees. For one employee the agreement provides an annual base salary of $75,000 and an annual bonus equal to the annual salary, payable forty-five days after year-end. The employment agreement allows the employee to co-invest in the investments made by the Company. The Company is required to loan this employee funds necessary to make any investment under this provision. The investment amount may not exceed 10% of the aggregate investment in 2001, 20% in 2002, 30% in 2003, 40% in 2004 and is structured as a loan with 6-1/4% interest. Upon the liquidation of the investment, the employee will repay the loan together with interest due to the Company. The remaining investment gains will be distributed to the employee. Interest on the loan will cease to accrue when it is established that there will be no gain; at that point, the loan together with any outstanding interest will be forgiven and charged to operations as compensation.

         The remaining two-year employment agreements are with two officers and shall be renewed for successive annual terms until canceled by the Company or the officer. Compensation will be determined by the officer and the Company on an annual basis and consists of a combination of cash compensation and grants of incentive stock options. For the year ending December 31, 2001, the Company agreed to an annual salary of $95,000 for each of these officers. $47,500 in aggregate was contributed without recourse from these officers for the period of January 1 through March 31, 2001 (see Note 5).

Note 5.    Stockholders'  Equity

Preferred Stock

         The Board of Directors of the Company is expressly authorized to provide for the issuance of all or any shares of the preferred stock in one or more classes or series and to fix for each such class or series such voting powers, full or limited, or no voting powers and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors of the Company providing for the issuance of such class or series, and as may be permitted by the Delaware General Corporation Law, including, without limitation, the authority to provide that any such class or series may be subject to redemption at such time or times and at such price or price; entitled to receive dividends (which may be cumulative or non-cumulative) at such rates, on such conditions, and at such times and payable in preference to, or in such relation to, the dividends payable on the other class or classes or any other series; entitled to such rights upon the dissolution of, or upon any distribution of the assets of the Company; convertible into or exchangeable for, shares of any other class or classes of stock of the Company at such price or prices or at such rates of exchange and with such adjustments; and/or entitled to voting rights including extraordinary or limited voting rights; all as may be stated in such resolution or resolutions of the Board of Directors. The Board of Directors currently has no plans to issue any shares of preferred stock.

Stock Issued for Investment and Future Services

         The Company issued 265,000 shares of restricted common stock in exchange for an investment in World Wide Web, Inc. and future services. 125,000 shares vest immediately. 140,000 of these shares vest over 5 years as follows:

                     Vesting year                     Shares

                        2001                          10,500
                        2002                          24,500
                        2003                          38,500
                        2004                          52,500
                        2005                          14,000
                                                     =======
                                                     140,000

         The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company, at any time, to cancel the subscription agreement and repurchase any of the unvested shares.

         Compensation for the future service has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." Expense with regard to the consulting services will be charged to operations over the five-year vesting period. Because the value of this stock declined relative to its value calculated at December 31, 2000, a reduction in compensation expense for the quarter ended March 31, 2001 was recorded in the amount of $3,010.

         On January 4, 2001 the Company issued 25,000 shares of common stock to an individual in contemplation of receiving future legal services. The stock is subject to a restriction which prohibits its sale for twelve months. Compensation for the future service has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." The fair value of this stock at issuance was determined, using the Black Scholes options pricing model, to be $2.85 per share, thus an expense of $71,250 was recorded.


Options

         The Company has outstanding stock options to purchase its common shares. These options resulted from the re-capitalization of the Company, thus there is no pro forma effect on operations. The following tables present option activity and options outstanding and exercisable at March 31, 2001. The options expire on various dates beginning March 1, 2002 and ending March 15, 2010. During the period covered by this report, no changes occurred in the balances shown.

              March 31, 2001
              --------------------------------------------------------------------------------
                                                                                     Weighted
                                                                                     average
                                                 Option     Exercise price range     exercise
              Fixed price portions               shares         per share              price
              --------------------------------------------------------------------------------
              Outstanding, December 31, 2000     161,534     $1.25 to $33.15         $  6.58
              Exercised                               --     $--                     $    --
              Expired                                 --     $--                     $    --
              --------------------------------------------------------------------------------
              Outstanding, March 31, 2001        161,534     $1.25 to $33.15         $  6.58
              ================================================================================

                                                    Weighted
                                                     average
                                                    remaining         Weighted                          Weighted
                                    Shares       contractual life  average exercise     Shares      average exercise
Range of exercise price           outstanding        (years)            price         exercisable        price
---------------------------------------------------------------------------------------------------------------------
$1.25                                22,991           4.71            $  1.25            22,991          $1.25
$1.38 to $2.00                       13,493           4.00               1.62            13,493           1.62
$2.67 to $4.17                        2,000           4.00               3.42             2,000           3.42
$6.37                                18,332           4.00               6.37            18,332           6.37
$7.01                                19,166           4.00               7.01            19,166           7.01
$7.50                                45,833           4.83               7.50            45,833           7.50
$9.00                                37,500           4.83               9.00            37,500           9.00
$33.15                                2,219           1.00              33.15             2,219          33.15
---------------------------------------------------------------------------------------------------------------------
$1.25 to $33.15                     161,534           4.49            $  6.58           161,534
=====================================================================================================================


Note 6.    Fair Value of Financial Instruments

         The Company's financial instruments at March 31, 2001 consisted of cash and cash equivalents, investments in affiliate companies, note receivable, accrued expenses and other liabilities. The carrying amounts of all financial instruments other than investment securities approximate their fair value.

         The following methods and assumptions were used to estimate fair value of each class of financial instruments:

         Cash and cash equivalents, note receivable, due from employee, prepaid assets, interest receivable, accrued expenses and other liabilities: The carrying amounts approximate fair value because of the relatively short maturity of these instruments.

         Investments in affiliate companies: The values of investments in affiliate companies are carried at fair value, as determined by management. Short-term investments, primarily loans, are carried at amortized cost.


Item 2 - Management's Discussion and Analysis or Plan of Operation.

         The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto shown in our annual report on form 10-KSB filed with the Securities and Exchange Commission.

         This report contains certain forward-looking statements and information relating to Planet Zanett, Inc. (the "Company") and our wholly-owned subsidiaries that are based on assumptions made by us and on information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or our management, are intended to identify forward-looking statements. These statements reflect our current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on our Company, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

         In view of the changes in organizational structure and operating activities of the Company at October 30, 2000, a comparison between our results of operation for the three months ending March 31, 2001 and the period January 1, 2000 through March 31, 2000 would not be meaningful, thus, such a comparison is omitted from this discussion. The following disclosure focuses on the results of operations since our fiscal year end at December 31, 2000.

Results of Operations

         For the period January 1, 2001 through March 31, 2001, consistent with our strategy of investing in and supporting the development of companies with significant growth potential in the asset-based internet segment of the technology marketplace, our revenues were attributable primarily to interest income from investments of cash not used in investments in affiliate companies. No revenues were derived from dividends from our affiliate companies as none have reached a level of maturity sufficient to generate excess cash for dividends. General and Administrative Expenses for the period were $251,377, consisting principally of professional fees paid for continuing legal and accounting work in connection with the merger effected in October, 2000 and our transformation to a public company, non-cash charges for contributed services on the part of management (see Note 4 ), and annual State of Delaware franchise taxes. We were able to minimize our operating loss by continuing to limit general and administrative expenditures, including those associated with personnel and office administration. An unrealized loss of $243,800 was recorded to reflect the market value of our investment in World Wide Web, Inc., and an unrealized loss of $50,000 was recorded to reduce our investment in Failsafe.com, Inc. (see discussion under "Reduction in Fair Value Estimates", below), resulting in a Net Loss of $453,487, or $(.02) per share.

Investment Activities

         During the quarter, we continued to invest in affiliate companies, as follows:

         1. We invested an additional $454,950 in Fanlink Network, Inc., bringing our total investment in this affiliate company to $907,200. $492,000 remains of our funding commitment to this company. Fanlink has continued to meet or exceed its development milestones and performance goals. There is no assurance, however, that it will continue to do so, or that its performance to date is indicative of future performance.

         2. We advanced an additional $162,000 in GlobeDrive.com, Inc., bringing our total investment in this affiliate company to $846,000. During the quarter, GlobeDrive continued to refine its product offerings and began to build a distribution strategy to be executed in the second half of this year. This affiliate company has continued to meet or exceed its development milestones and performance goals. There is no assurance, however, that it will continue to do so, or that its performance to date is indicative of future performance. In the second quarter, we plan to increase our equity investment in this affiliate company and will apply these advances to the purchase of common stock in the company.

         3. We invested $100,000 in a new affiliate company, Infodream, Inc. InfoDream provides human capital and knowledge management solutions that address many of the challenges involved in acquiring, managing and optimizing human and intellectual capital. The company's Internet-based technology automates essential processes and provides access to valuable information about people and their expertise, documentation and enterprise knowledge, information that can be used to improve business performance, facilitate innovation and enhance operations.


Reduction in Fair Value Estimates

         As noted in the Summary of Significant Accounting Policies elsewhere in this report, we value privately held securities at cost until significant developments affecting the affiliate company provide a basis for a change in valuation. During the period covered by this report we adjusted the fair value of our investment in one of our affiliate companies, Failsafe.com, because we believe there has been significant slippage in the development of its business such that cost is no longer reflective of fair value. We have decided not to invest further in this company, and reflecting some uncertainty of the viability of Failsafe to repay our advance, we reduced the value of our investment in Failsafe to $50,000.

         We also reduced the value of our investment in World Wide Web, Inc. Our holdings in WWWI are incidental to our core business of investing in affiliate companies. We do not plan to invest additional funds in WWWI and have re-valued our preferred stock holdings in the company as of 3/31/01 by multiplying the market price of the common stock by the number of shares of common stock we would hold were we to effect a conversion of our preferred stock holdings at the conversion price. This resulted in a value of $21,200 for our investment as of 3/31/01 and therefore a reduction in the value of our investment of $243,800. This was charged to earnings as an unrealized loss.

Other Affiliate Company Investments

         The continuing uncertainty in the capital markets notwithstanding, we believe our investments in our other affiliate companies (see "Consolidated Schedule of Investments", below) remain advantageously positioned due to strong interest in their products and services from third parties, as well as the synergies among them, including opportunities to share technology, contacts and other business development resources. Therefore, while we remain optimistic regarding our ability to capitalize on these investments and generate significant returns for our shareholders, we continue to monitor these investments carefully and require each affiliate company to meet development and performance milestones. There is no assurance these positive trends will continue, however, and there is no assurance that our investments in these entities will result in positive returns. It may become necessary to raise outside capital to fund one or more affiliate companies, and there is no assurance that such external capital will be available, or available on favorable terms.

Consolidated Schedule of Investments


Number of                                                                  Initial
shares or                                                                  Investment
face value          Investment Description                                 Date            Cost             Fair Value
-----------------------------------------------------------------------------------------------------------------------
                    Preferred stock:

                       Applied Discovery, Inc.                             October
450,000                  Series A convertible preferred stock              2000             $  450,000       $  450,000

                       World Wide Web, Inc.                                October
265                      Series A convertible preferred stock              2000             $  265,000       $   21,200

                       Fanlink Networks, Inc.
878,236                  Series A convertible preferred stock
                         together with warrants to purchase
                         1,254,628 shares of Fanlink's common
                         stock at $1.03298 per share through               December
                         November, 2005                                    2000             $  907,200       $  907,200
-----------------------------------------------------------------------------------------------------------------------
                         Total preferred stock                                              $1,622,200       $1,378,400
-----------------------------------------------------------------------------------------------------------------------

                    Loans Convertible into equity interest:

 $ 846,000             GlobeDrive.com, Inc.                                                 $  846,000       $  846,000

                       IJE, Inc.
 $ 507,750               7% Coupon due December 15, 2001                                    $  507,750       $  507,750

                       Failsafe.com
 $ 100,000               7% coupon, due July 10, 2001                                       $  100,000       $   50,000

 $ 100,000             InfoDream, Inc.                                                      $  100,000       $  100,000
-----------------------------------------------------------------------------------------------------------------------
                         Total loans convertible into equity                                $1,553,750       $1,503,750
-----------------------------------------------------------------------------------------------------------------------
                    Total Investments                                                       $3,175,950       $2,882,150
=======================================================================================================================


Plan of Operation

         For the balance of the year we will continue to execute our principal business strategy of developing businesses in three distinct categories: (i) businesses which develop Web-based applications for corporate transactions, (ii) Asset Based Internet (TM) businesses which we form in conjunction with a non-Web business to develop internet applications for that non-web business that can be marketed to other industry participants, and (iii) existing businesses that need to transfer a portion or all of their business operations to the Internet. We will continue to provide affiliate companies with, and charge them for use of facilities and equipment, network administration, telecommunications, business plan development and personnel and services. telecommunications, business plan development and personnel and services. We may not provide all services to this last category of company, significant investments are being made in such companies in order to provide them with services necessary for their growth. Notwithstanding recent developments in the capital markets, we believe there are substantial opportunities remaining for us.

         Our operating strategy will continue to be for Planet Zanett Corporate Incubator, Inc. or Planet Zanett Angel Fund, LP (the "Partnership") to acquire a significant equity interest in, and for us to provide the services listed above to, the selected businesses. We will continue to integrate affiliate companies into our collaborative network that leverages collective knowledge and resources. With the goal of holding the affiliate company interests for the long-term, we will continue to use these collective resources to actively develop the business strategies, operations and management teams of these affiliate companies.

         In addition to this primary operating strategy, we intend to take advantage of changing capital market conditions that may provide opportunities to modify or supplement our strategy. We believe the current business environment offers the chance to acquire controlling positions in businesses that have significant revenue and earnings, but limited access to the capital markets. We may endeavor to make acquisitions predominately with stock to accelerate our growth without large cash expenditures. Our acquisition of off-line established businesses where we develop an on-line component is, we believe, a niche with significant growth potential. We may acquire businesses with or without an internet component, for cash or securities, and may incur debt as part of the acquisition.

Liquidity and Capital Resources

         As of March 31, 2001 cash and cash equivalents totaled $721,053. By limiting our growth in headcount and by controlling costs, we believe liquidity and working capital are sufficient to last at least through the end of fiscal year 2001. In particular, we believe in compensating employees with equity incentives where possible. In keeping with this strategy, in the first quarter of 2001 the senior executives received no cash compensation and no cash compensation over the rate of $75,000 per year was paid to any one employee. For the balance of 2001, we will continue to favor employee stock compensation over cash for existing and any new employees hired. We believe that this strategy provides the ability to increase stockholder value as well as provide capital to support growth in our subsidiaries and investments.

         During the second quarter and through the rest of this fiscal year, we may seek additional funding through the private placement of debt or equity securities under rules promulgated by the Securities and Exchange Commission permitting such offerings. The amount and timing of such capital transactions is not yet known and will depend largely on the needs of our affiliate companies and our own operating needs. Our ability to attract this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

         In addition, we may generate cash proceeds from the sale of interests in our affiliate companies. Until we receive dividends from our affiliate companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependant on outside sources of capital to fund our operations.


PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

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

         Planet Zanett believes it has meritorious defenses to the counterclaim against it and will vigorously defend such claims.

         On May 12, 2000, Planet Zanett Corporate Incubator, Inc. (f/k/a Willow Bay Associates, LLC) filed an action against Telular Corporation in the Delaware Superior Court, to recover fees and related damages arising from Telular's breach of an exclusive placement agency agreement dated May 28, 1999. Planet Zanett Corporate Incubator, Inc. sought damages in excess of $500,000 and Telular asserted a counterclaim based on alleged delays in obtaining financing. On May 1, 2001, prior to the conclusion of the trial, a confidential settlement was reached between the parties whereby Planet Zanett Corporate Incubator, Inc. (f/k/a Willow Bay Associates, LLC) and Telular Corporation each withdrew its claims.


Item 2 - Changes in Securities and Use of Proceeds

         On January 4, 2001, the Company issued 25,000 shares of common stock to an individual in exchange for services in a private transaction pursuant to
Section 4(2) of the Securities Act of 1933.

Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Matters

Appointment of Chief Financial Officer

         On May 1, 2001 Jack M. Rapport was appointed Chief Financial Officer of the Company. Mr. Rapport has over twenty six years of financial and business experience in both public and private corporate settings with international banking institutions, highly regulated corporations and development stage companies. He has extensive experience in raising private equity, structuring capital markets transactions and in designing, deploying and managing accounting and financial control systems. He holds both an undergraduate degree in Economics as well as an MBA in Finance.

Item 6 - Exhibits and Reports on Form 8-K.

Reports on Form 8-K were filed during the period covered by this report as follows:


EVENT TRIGGERING REPORT             ITEM REPORTED                     FINANCIAL STATEMENTS FILED       DATE OF REPORT
-----------------------             -------------                     --------------------------       --------------
Investment                          Investment in GlobeDrive.com, Inc.                                 2/09/2001

Change of Independent Auditors      Resignation of McEnerny, Brady                                     3/08/2001
                                    & Co. and appointment of BDO
                                    Seidman, LLP


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PLANET ZANETT, INC.


    /s/ Jack M. Rapport
BY:--------------------------
    Jack M. Rapport,  Chief Financial Officer



Dated: This 14th day of May 2001