Form 10QSB
period 2001-06-30
PLANET ZANETT INC
filed 2001-08-23
CIK 1133872

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

       |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from __________ to ___________

                               PLANET ZANETT, INC.
                               -------------------
                (Name of Registrant as specified in its charter)

                                       N/A
                           ---------------------------
                           (Former Name of Registrant)

           Delaware                        0-32315              56-4389547
-------------------------------        ----------------      -------------------
(State or other jurisdiction of        (Commission File        (IRS Employer
 incorporation or organization)              No.)            Identification No.)

              135 East 57th Street, 15th Floor, New York, NY 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 980-4600
                                 --------------
                (Issuer's telephone number, including area code)

   Check whether the issuer has (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2)
       has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS                             Outstanding at August 10, 2001
             -----                             ------------------------------
  Common stock $.001 Par Value                           24,257,052

                                TABLE OF CONTENTS

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Condensed Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and December 31, 2000                                 3

         Condensed Consolidated Statements of Operations for the Three
             and Six Months Ended June 30, 2001 (unaudited)                    4

         Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2001 (unaudited)                            5

         Notes to Condensed Consolidated Financial Statements                  6
             (unaudited)

Item 2 - Management's Discussion and Analysis or Plan of Operation

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings.                                                   13
Item 2 - Changes in Securities and Use of Proceeds.                           13
Item 3 - Defaults Upon Senior Securities.                                     14
Item 4 - Submission of Matters to a Vote of Security Holders.                 14
Item 5 - Other Information.                                                   14
Item 6 - Exhibits and Reports on Form 8-K.                                    14

Signature                                                                     15

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      Planet Zanett, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                          June 30,      December 31,
                                                                            2001            2000
                                                                         (unaudited)
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                               $    685,596    $  1,590,278
Interest receivable                                                           86,557          38,077
Due from employee (Note 5)                                                   322,856         238,681
Prepaid expenses and other                                                    56,984          96,858
-----------------------------------------------------------------------------------------------------
        Total current assets                                               1,151,993       1,963,894

Investments, at fair value (Note 3)                                        2,847,513       2,451,250
Note receivable, BAB Inc. (Note 2)                                         1,263,750       1,400,000
-----------------------------------------------------------------------------------------------------
        Total Assets                                                    $  5,263,256    $  5,815,144
====================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
    Accrued expenses and other liabilities                              $    149,046    $     90,175
-----------------------------------------------------------------------------------------------------
Stockholders' Equity
    Preferred stock, $.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                 --              --
    Common stock, $.001 par value; 50,000,000 shares authorized;
      24,257,052 at June 30, 2001 and 24,232,052 at December 31, 2000
      issued and outstanding                                                  24,257          24,232
    Additional paid-in capital                                             9,158,492       9,887,497
    Deferred compensation                                                   (669,669)     (1,625,404)
    Notes receivable for stock subscriptions (Note 4)                     (1,450,000)     (1,450,000)
    Accumulated deficit                                                   (1,948,870)     (1,111,356)
-----------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                         5,114,210       5,724,969
-----------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity                      $  5,263,256    $  5,815,144
====================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      Planet Zanett, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                    2001                         2001
Operating Expenses:
     General and administrative expenses         $   321,728                  $   573,105
     Impairment of investments                        53,534                      347,334
-------------------------------------------------------------------------------------------------
          Total operating expenses                   375,262                      920,439
-------------------------------------------------------------------------------------------------
Operating Loss:                                     (375,262)                    (920,439)
-------------------------------------------------------------------------------------------------
Other income/(expense):
     Interest income                                  61,587                      153,277
     Equity in losses of affiliates                  (70,352)                     (70,352)
-------------------------------------------------------------------------------------------------
           Other income/(expense)                     (8,765)                      82,925
-------------------------------------------------------------------------------------------------
Net Loss                                         $  (384,027)                 $  (837,514)
=================================================================================================
Loss per share (basic and diluted)               $     (0.02)                 $     (0.03)
=================================================================================================
Weighted average shares outstanding
     (basic and diluted)                          24,257,052                   24,257,052

     See accompanying notes to condensed consolidated financial statements.

                      Planet Zanett, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                            Six Months Ended
                                                                             June 30, 2001
Cash flows from operating activities:
     Net Loss                                                                 $  (837,514)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
          Stock-based compensation                                                119,755
          Contributed services from management                                     95,000
          Contributed services from related party                                  12,000
          Equity losses of affiliates                                              70,352
          Impairment of investments                                               347,334
          Changes in operating assets and liabilities:
               Interest receivable                                                (48,480)
               Prepaid expenses and other                                          39,874
               Employee advances                                                  (84,175)
               Accrued expenses and other                                          58,871
-----------------------------------------------------------------------------------------------
                     Net cash used in operating activities                       (226,983)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Investments in affiliate companies                                          (813,949)
     Collections of notes receivable                                              136,250
-----------------------------------------------------------------------------------------------
                     Net cash used in investing activities                       (677,699)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (904,682)
Cash and cash equivalents, beginning of period                                  1,590,278
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $   685,596
===============================================================================================

Supplemental cash flow information

Conversion of loans to stock of affiliates                                    $   684,000

See accompanying notes to condensed consolidated financial statements

                      Planet Zanett, Inc. and Subsidiaries
                               Notes to Condensed
                        Consolidated Financial Statements

Note 1. Basis of Presentation

            The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

            The Company began operations in October, 2000. As a result, the comparative three and six month periods ended June 30, 2000 have been omitted.

Note 2. Organization and Business

            Planet Zanett, Inc. (individually, "PZI") and Subsidiaries (collectively, the "Company") is a Delaware corporation with two main lines of business activity: (i) It provides financial, managerial and business plan consulting services to concept-stage and development-stage technology companies, and is actively engaged in building a network of businesses ("affiliate companies"), both domestically and abroad, that are building applications with significant internet features, and that the Company believes will offer substantial growth opportunities, and; (ii) it is also an industry consolidator, combining companies that complement each other such that together they are more competitive in the markets they serve, more efficient and more profitable.

            PZI is the parent of its 100% owned subsidiary, Planet Zanett Corporate Incubator, Inc. ("PZCI"). PZCI is the parent to its wholly-owned subsidiary, Planet Zanett Asset Management, Inc. ("PZAM"). PZAM is the general partner in a limited partnership, Planet Zanett Angel Fund, L.P. ("PZAF") (See "Management's Discussion and Analysis.")

            PZCI was originally organized under the laws of the State of Nevada on March 21, 1996 under the name Willow Bay Associates, LLC. Willow Bay changed its name to Planet Zanett Corporate Incubator, LLC on June 12, 2000 and, on July 25, 2000, was merged into Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), in order to convert to corporate form.

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

            In connection with the merger of PZCI Nevada into PZ Acquisition (the "Merger"), the shareholders of PZCI Nevada received 21,989,295 shares of the Company's common stock, representing 90% of the outstanding common stock of the Company on a fully-diluted basis. For accounting purposes, the Merger has been accounted for as a reverse merger and recapitalization of PZCI Nevada, effectively as if PZCI Nevada had issued common stock for consideration equal to the net assets of the Company.

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

            Pursuant to the Merger Agreement, BAB, Inc. executed a promissory note in favor of the Company in the amount of $1,400,000. The note pays interest quarterly at a rate of 1% plus the prime rate with a balloon payment to be paid in full on October 18, 2002. The note is subject to prepayment in the event of the sale of certain assets of BAB, Inc. in an amount equal to 75% of the value of such assets.

Note 3. Significant Accounting Policies and Principles of Consolidation

            Consolidated Statements

            The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

            Equity Investments

            Investments in companies over which the Company exercises significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it exercises significant influence with respect to investments, including but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The Company has an investment in one entity that is accounted for under the equity method of accounting at June 30, 2001.

            The amount by which the Company's carrying value exceeds its share of the underlying net assets of the investment accounted for under the equity method of accounting is amortized on a straight-line basis over three years.

            Valuation of Investments in Affiliate Companies

            Short-term investments, primarily loans, are carried at amortized cost, which approximates fair value.

            Publicly held securities of affiliate companies are valued at the closing public market price on the valuation date.

            Privately held securities of affiliate companies are valued at the lower of cost or fair value. The fair value of private securities is adjusted to reflect (1) meaningful third-party transactions in the private market or (2) significant progress or slippage in the development of the affiliate company's business. It is possible that the estimated value may differ significantly from the amount that might ultimately be realized in the near term, and the difference could be material.

            The Company's affiliate company investments involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

            Impairment of Investments

            The Company continually evaluates the carrying value of its ownership interests in and advances to each of its affiliate companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the affiliate company relative to carrying value, the financial condition and prospects of the affiliate company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business partnerships or hiring of key employees. An impairment charge is recorded when circumstances indicate that the carrying value of an asset may not be recoverable.

            Net Loss Per Share

            Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

            At June 30, 2001, outstanding options to purchase 161,534 shares of common stock were excluded from the computation of diluted loss per share as they would be antidilutive.

            Fair Value of Financial Instruments

            The Company's financial instruments at June 30, 2001 consisted of cash and cash equivalents, investments in affiliate companies, notes receivable, accrued expenses and other liabilities. The carrying amounts of all financial instruments other than investment securities approximate their fair value.

            Reclassifications

            Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 4. Non-cash Compensation

      In October 2000, the Company issued 1,450,000 shares of unregistered, restricted common stock to business associates in contemplation of their efforts in assisting the Company to develop its business. The Company has secured notes receivable for this restricted common stock of the Company at $1.00 per share totaling $1,450,000; 250,000 shares vested immediately and 1,200,000 shares vest over five years, of which 30,000 shares vested on April 1, 2001. The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company, under certain limited circumstances, to cancel the subscription agreement and repurchase the unvested shares at $1.00 per share.

      The stock that has been issued subject to non-recourse notes is accounted for in a manner similar to stock options. Compensation has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock is charged to operations over the five-year period. Future charges or reductions in expense will be based on the fair value of the stock over the 5 year period. During the three and six months ended June 30, 2001 the Company recognized non-cash stock-based compensation expense of $56,565 and $37,631 respectively, related to these restricted stock issuances.

Note 5. Employee Loans

      Pursuant to an employee's employment agreement, the employee is allowed to co-invest in the investments made by the Company. The Company is required to loan this employee funds necessary to make any investment under this provision. The investment amount may not exceed 10% of the aggregate investment in 2001, 20% in 2002, 30% in 2003, 40% in 2004 and is structured as a loan bearing interest at 6-1/4%. Upon the liquidation of the investment, the loan is repayable with interest due to the Company. The remaining investment gains will be distributed to the employee. Interest on the loan will cease to accrue when it is established that there will be no gain on the investment. At that point, the loan together with any outstanding interest would be forgiven and charged to operations as compensation.

      At June 30, 2001, the Company had loaned the employee an aggregate of $252,800 to make such investments. During the quarter ended June 30, 2001 the Company loaned the employee an additional $61,000, unrelated to the co-investment program.

      Note 6. Contributed Services and Related Party Transactions

      During the three and six month periods ended June 30, 2001 the Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amounts of $47,500 and $95,000, respectively. The officers, pursuant to their respective employment agreements, are each entitled to an annual salary of $95,000. To date the officers have contributed their services to the Company. Since the officers do not expect payment of such compensation, the value of such has been reflected as an increase to additional paid in capital.

      During the six months ended June 30, 2001 the Company recorded non-cash administrative expenses in the amount of $12,000 for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. Since the related party does expect the Company to pay for such costs, additional paid in capital was increased by $12,000 for the contributed services.

Note 7. Investment in WWWI

Stock Issued for Investment and Future Services

      During 2000 the Company issued 265,000 shares of restricted stock in exchange for an investment in World Wide Web, Inc. ("WWWI") and future services from certain WWWI employee shareholders. 125,000 shares vested immediately. 140,000 of such shares vest over 5 years as follows:

                     Vesting year                 Shares

                        2001                      10,500
                        2002                      24,500
                        2003                      38,500
                        2004                      52,500
                        2005                      14,000
                                                 =======
                                                 140,000

      On April 1, 2001, 3,500 of the 140,000 shares became vested. The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company under certain circumstances through 2004, to cancel the subscription agreement and repurchase any of the unvested shares.

      Compensation for the future service has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Expense with regard to the consulting services will be charged to operations over the five-year period. During the three and six months ended June 30, 2001, the Company recognized non-cash business development expenses (benefit) of $0 and ($5,652) respectively, related to this restricted stock issuance.

      On January 4, 2001 the Company issued 25,000 shares of common stock for legal services. The stock is subject to a restriction that prohibits its sale for twelve months. The Company recorded non-cash stock-based legal expense of $92,000 related to this stock grant during the six months ended June 30, 2001. The charge was equal to the fair market value of the Company's stock at the date of grant.

Note 8. Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The Company is currently evaluating the impact of the new accounting standard and plans to adopt the new accounting standard in its financial statements for the fiscal year ending 2001.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company is currently evaluating the impact of the new accounting standard and plans to adopt the new accounting standard in its financial statements for the fiscal year beginning 2002.

Item 2 - Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto shown in our annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

      In view of the changes in organizational structure and operating activities of the Company at October 30, 2000, and the fact that prior to such date an immaterial amount of costs and expenses were incurred, a comparison between our results of operation for the three and six months ended June 30, 2001 and the corresponding periods in 2000 would not be meaningful, thus, such a comparison is omitted from this discussion. The following disclosure focuses on the results of operations since our fiscal year end at December 31, 2000.

Results of Operations

      During our second fiscal quarter, the three months ended June 30, 2001, we continued to execute our strategy of investing in and supporting the development of companies with what we believe to have significant growth potential in the asset-based internet segment of the technology marketplace. No revenues were derived from dividends from our affiliate companies as none have begun to generate excess cash for dividends. Operating expenses were $375,262, consisting of $321,728 of general and administrative expenses and $53,534 of impairment expense related to our investments. Similarly, we incurred a non-operating charge of $70,352, reflecting our share of losses in GlobeDrive.com, which were attributable to its pre-revenue development activities, and a charge for amortization of goodwill. This non-cash charge largely reflects the change in accounting treatment required when we converted our loans to GlobeDrive.com into common stock and switched to the equity method of accounting for this investment (see Note 3). Interest income for the period was $61,587, resulting in a net loss for the period of $384,027.

      For the six month period ended June 30, 2001, operating expenses were $920,439, consisting of $573,105 of general and administrative expenses, and $347,334 of impairment costs attributable primarily to the write-down of our investments in WWWI and Failsafe.com in the first quarter. Interest income for the six months was $153,277 and since the conversion to the equity basis of accounting for GlobeDrive.com occurred in the second quarter, our share of losses in affiliates of $70,352 recorded in the second quarter was the same for the six month period, resulting in a net loss for the six month period of $837,514.

Investment Activities

      The following table summarizes the investments held by the Company at June 30, 2001:

 Number of                                                   Initial
 shares or                                                   Investment
 face value   Investment Description                         Date              Cost              Carrying Value
----------------------------------------------------------------------------------------------------------------
              Common and Preferred Stock

                 Applied Discovery, Inc.                      October
   450,000         Series A convertible preferred stock         2000         $  450,000             $  450,000

                 World Wide Web, Inc.                         October
       265         Series A convertible preferred stock         2000         $  265,000             $   17,666

                 Fanlink Networks, Inc.
   878,236          Series A convertible preferred stock
                    together with warrants to purchase
                    1,254,628 shares of Fanlink's common
                    stock at $1.03298 per share through       December
                    November, 2005                              2000         $  907,200             $  907,200

                 GlobeDrive.com, Inc.                           May
       405          Common Stock                                2000         $  900,000             $  829,648

                 Infodream, Inc.                               March
   226,332          Series F convertible preferred stock        2001         $  101,849             $  101,849

----------------------------------------------------------------------------------------------------------------
                    Total common and preferred stock                         $2,624,049             $2,306,363

              Loans Convertible into equity interests:

                 IJE, Inc.
  $500,000          7% Coupon due December 15, 2001                          $  500,000             $  500,000

  $ 18,000       GlobeDrive.com, Inc.
                    7.25% Coupon due December 31, 2001                       $   18,000             $   18,000

  $ 23,150       RecruitmentBox, Inc.
                    Short term advance                                       $   23,150             $   23,150

----------------------------------------------------------------------------------------------------------------

                    Total loans convertible into equity                      $  541,150             $  541,150
----------------------------------------------------------------------------------------------------------------

              Total Investments                                              $3,165,199             $2,847,513
================================================================================================================

During the quarter, we continued to invest in affiliate companies, as follows:

      1. We invested an additional $72,000 in GlobeDrive.com, Inc., bringing our total investment in this affiliate company to $918,000. Of this amount, $54,000 represented the balance of our original commitment to provide $900,000 in the form of loans convertible into GlobeDrive's common stock. The last disbursement under this commitment was made in April 2001, whereupon our notes receivable from GlobeDrive.com were converted into 405 shares of GlobeDrive's common stock, representing a 27% ownership. In accordance with generally accepted accounting principles, as of May 1, 2001 we began to account for our interest in GlobeDrive under the equity method of accounting. Under the equity method of accounting, our proportionate share of an affiliate's operating losses and amortization of our net excess investment over our equity in an affiliate's net assets is included in equity in losses of affiliates. During the months of May and June, GlobeDrive experienced losses of approximately $26,328. As we were the sole provider of financing to GlobeDrive, the entire loss of approximately $26,328 was recorded as a charge to earnings and a decrease in the carrying value of our investment. Additionally, we recognized $44,024 goodwill amortization expense related to the excess basis of our equity method investment in GlobeDrive.

            We loaned $18,000 to GlobeDrive in June to further its marketing efforts. This loan, together with additional funds that we may advance to GlobeDrive if it continues to meet or exceed its development milestones and performance goals, are convertible into shares of GlobeDrive's common stock.

      2. During the second quarter we formed a new company, RecruitmentBox, Inc. This affiliate company was founded to enter into a relationship with another affiliate company, IJE, Inc. RecruitmentBox is developing a plan to private-label the recruiting software developed by IJE and market it to corporations seeking to develop their own job-board or internet-based, in-house recruiting capability. To fund development of this plan, we have loaned $23,150 to RecruitmentBox. This loan, together with others we may make, are convertible into shares of the company's common or preferred stock.

Reduction in Fair Value Estimates

      As noted in the Summary of Significant Accounting Policies contained within the condensed consolidated financial statements, we value privately held securities at the lower of cost or fair value. During the period covered by this report we wrote off our investment in one of our affiliate companies, Failsafe.com. Market conditions and an inability on the part of Failsafe's management to execute their business plan forced us to conclude that we are unlikely to recover any of our investment in Failsafe. This resulted in a charge of $50,000 and reduced the balance of our investment in this affiliate company to $0.

      We also reduced the value of our investment in World Wide Web, Inc. in the second quarter. Our holdings in WWWI are incidental to our core business of investing in affiliate companies. We do not plan to invest additional funds in WWWI and have re-valued our preferred stock holdings in WWWI as of June 30, 2001 based on a decline in the stock price. This resulted in a reduction in the value of our investment of $3,534, which was charged to earnings as impairment of our investment.

Other Affiliate Company Investments

      During the second quarter, our loan to Infodream, Inc. was converted into 226,332 shares of Infodream convertible preferred stock. While this affiliate company continues to make significant progress in advancing the development and marketing of its artificial intelligence knowledge management systems, we do not plan to make additional investments in this company.

      The continuing uncertainty in the capital markets notwithstanding, we believe our investments in our other affiliate companies remain advantageously positioned due to strong interest in their products and services from third parties, as well as the synergies among them, including opportunities to share technology, contacts and other business development resources. Therefore, while we remain optimistic regarding our ability to capitalize on these investments and generate significant returns for our shareholders, we continue to monitor these investments carefully and require each affiliate company to meet development and performance milestones. There is no assurance these positive trends will continue, and there is no assurance that our investments in these entities will result in positive returns. It may become necessary to raise outside capital to fund one or more affiliate companies, and there is no assurance that such external capital will be available, or available on favorable terms.

Plan of Operation

      For the balance of the year we will focus on assisting our existing affiliate companies to develop their businesses, operations and management teams. We will continue to provide them with facilities and equipment, network administration, telecommunications, business plan development, personnel, marketing and other administrative services.

      While we have no plans to invest in any new affiliate companies in the third and fourth quarter, should an opportunity or opportunities arise that warrant our involvement, our operating strategy will continue to be for the Company or one of its subsidiaries to acquire a significant equity interest in, and for us to provide the services listed above to, the selected businesses. Should we invest in new affiliate companies, we will integrate them into our collaborative network.

      In addition to this primary operating strategy, we intend to take advantage of changing capital market conditions that may provide opportunities to modify or supplement our strategy. We believe the current business environment offers the opportunity to acquire controlling positions in businesses that have significant revenue and earnings, but limited access to the capital markets. We may endeavor to make acquisitions to accelerate our growth. Our acquisition of off-line established businesses where we develop an on-line component is, we believe, a niche with significant growth potential. We may acquire businesses with or without an internet component, for cash or securities, and may incur debt as part of the acquisition. During the second quarter we began to research and identify acquisition candidates and while there is no assurance that we will make an acquisition, and no assurance that any acquisition we make will be accretive to revenues and earnings, we believe there are opportunities to do so and plan to aggressively pursue this activity in the third and fourth quarters.

Liquidity and Capital Resources

      As of June 30, 2001 cash and cash equivalents totaled $685,596. By limiting our growth in headcount and by controlling costs, we believe our cash resources are sufficient to last at least through the end of the first quarter of 2002. In particular, we believe in compensating employees with equity incentives where possible. In keeping with this strategy, in the first half of 2001 two of the three senior executives of the Company received no cash compensation and no cash compensation over the rate of $75,000 per year was paid to any other officer or employee. For the balance of 2001, we will continue to utilize employee stock compensation for existing and any new employees hired, to minimize cash compensation outlays. We believe that this strategy provides the ability to increase stockholder value as well as utilize cash resources to support growth in our subsidiaries and investments.

      During the third and fourth quarters we may seek additional funding through the private placement of debt or equity securities. The amount and timing of such capital transactions is not yet known and will depend largely on the needs of our affiliate companies and our own operating needs. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

      In addition, we may generate cash proceeds from the sale of interests in our affiliate companies. Until we receive dividends from our affiliate companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependent on outside sources of capital to fund our operations.

PART 2 OTHER INFORMATION

Item 1 - Legal Proceedings.

      In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. PZCI is seeking damages in excess of $750,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for December 3, 2001.

      The Company believes it has meritorious defenses to the counterclaim against it and will vigorously defend such claims.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

During the period no reports no reports were filed on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PLANET ZANETT, INC.


                                  /s/ Jack M. Rapport
                                  -----------------------------------
                                  Jack M. Rapport, Chief Financial Officer

Dated: August 20, 2001