Form 10-Q
period 2001-09-30
PLANET ZANETT INC
filed 2001-11-14
CIK 1133872

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

       |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                               PLANET ZANETT, INC.
                                  -------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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


              135 EAST 57TH STREET, 15TH FLOOR, NEW YORK, NY 10022
                  --------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 980-4600
                                   ----------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   CHECK WHETHER THE ISSUER HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
  SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS, (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2)
       HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
                   EQUITY, AS OF THE LATEST PRACTICABLE DATE:


              CLASS                          OUTSTANDING AT OCTOBER 31, 2001
              -----                          -------------------------------
    COMMON STOCK $.001 PAR VALUE                       24,826,449

                                TABLE OF CONTENTS


                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Condensed Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2001 (unaudited)

         Notes to Condensed Consolidated Financial Statements
             (unaudited)

Item 2 - Management's Discussion and Analysis or Plan of Operation

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings.
Item 2 - Changes in Securities and Use of Proceeds.
Item 3 - Defaults Upon Senior Securities.
Item 4 - Submission of Matters to a Vote of Security Holders.
Item 5 - Other Information.
Item 6 - Exhibits and Reports on Form 8-K.

Signature

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                      Planet Zanett, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                      September 30,                  December 31,
                                                                                          2001                          2000
                                                                                       (unaudited)                    (unaudited)
Assets
Cash and cash equivalents                                                            $     230,031                 $   1,590,278
Interest receivable                                                                        106,840                        38,077
Due from employees, net                                                                    105,892                       238,681
Prepaid expenses and other                                                                   8,395                        83,953
                                                                                     -------------                 -------------

           Total current assets                                                            451,158                     1,950,989
                                                                                     -------------                 -------------

Capitalized software, net                                                                  290,713                        12,905
Investments, at fair value                                                                 666,395                     2,451,250
Note receivable, BAB Inc.                                                                1,257,482                     1,400,000
                                                                                     -------------                 -------------

           Total Assets                                                              $   2,665,748                 $   5,815,144
                                                                                     =============                 =============

Liabilities and Stockholders' Equity
Liabilities:
     Accounts Payable and Accrued Expenses                                           $     279,640                 $      90,175
                                                                                     -------------                 -------------

Minority Interest                                                                          127,500                             -
Stockholders' Equity
     Preferred stock, $.001 par value; 10,000,000 shares authorized;
           none issued and outstanding                                                           -                             -
     Common stock, $.001 par value; 50,000,000 shares authorized;
           24,826,449 and 24,232,052                                                        24,826                        24,232
           issued and outstanding, respectively
     Paid-in capital                                                                    10,372,495                     9,887,497
     Deferred compensation                                                                (603,253)                   (1,625,404)
     Notes receivable for stock subscriptions                                           (2,019,397)                   (1,450,000)
     Accumulated deficit                                                                (5,516,063)                   (1,111,356)
                                                                                     -------------                 -------------

           Total Stockholders' Equity                                                    2,386,108                     5,724,969
                                                                                     -------------                 -------------

           Total Liabilities and Stockholders' Equity                                $   2,665,748                 $   5,815,144
                                                                                     =============                 =============


                      Planet Zanett, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                  (unaudited)

                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                                           2001                                  2001
Operating Expenses:
     General and administrative expenses                       $                    1,537,096       $                     2,194,112
       (including non-cash compensation of
        $676,174 and $795,929, respectively)
     Impairment of investments                                                      2,044,745                             2,392,079
    Amortization of goodwill                                                           44,024                                88,048
                                                               -------------------------------      --------------------------------
             Total operating expenses                                               3,625,865                             4,674,239
                                                               -------------------------------      --------------------------------

Operating Loss                                                                     (3,625,865)                           (4,674,239)
                                                               -------------------------------      --------------------------------

Other income/(expense):
     Interest income                                                                   55,815                               209,092
     Equity in losses of affiliates                                                   (99,247)                             (125,575)
                                                               -------------------------------      --------------------------------

             Total other income / (expense)                                           (43,432)                               83,517
                                                               -------------------------------      --------------------------------

Minority Interest in loss of consolidated affiliate                                   102,104                               186,014
                                                               -------------------------------      --------------------------------

Net Loss                                                       $                   (3,567,193)      $                    (4,404,708)
                                                               ===============================      ================================

Loss per share (basic and diluted)                             $                        (0.15)      $                         (0.18)


Weighted average shares outstanding
(basic and diluted)                                                                24,399,401                            24,305,023


See accompanying notes to condensed consolidated financial statements.

                      Planet Zanett, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                                                       For the Nine Months Ended
                                                                                                          September 30, 2001
Cash flows from operating activities:
     Net Loss                                                                                         $                (4,404,708)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
              Stock-based compensation                                                                                    795,929
              Contributed services from management                                                                        142,500
              Contributed services from related party                                                                      18,500
              Services contributed to related party                                                                       (13,272)
              Allowance for doubtful notes receivable from employee                                                       183,588
              Equity losses of affiliates                                                                                 125,575
              Minority Interest                                                                                          (186,014)
              Impairment of investments                                                                                 2,392,079
              Depreciation and amortization                                                                                91,027
              Changes in operating assets and liabilities:
                   Interest receivable                                                                                    (68,763)
                   Prepaid expenses and other                                                                              75,558
                   Employee advances                                                                                      (43,799)
                   Accounts payable and acrued expenses                                                                   189,465
                                                                                                      ----------------------------

                          Net cash used in operating activities                                                          (702,335)
                                                                                                      ============================

Cash flows from investing activities:
              Investments in affiliate companies                                                                         (673,032)
              Cash of acquired company                                                                                    (17,541)
              Capitalized software                                                                                       (102,532)
              Purchased software                                                                                           (7,325)
              Collections of notes receivable                                                                             142,518
                                                                                                      ----------------------------

                          Net cash used in investing activities                                                          (657,912)
                                                                                                      ----------------------------

Net decrease in cash and cash equivalents                                                                              (1,360,247)
Cash and cash equivalents, beginning of period                                                                          1,590,278
                                                                                                      ----------------------------

Cash and cash equivalents, end of period                                                              $                   230,031
                                                                                                      ============================


SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of notes receivable to stock of affiliates                                                 $                   684,000


See accompanying notes to condensed consolidated financial statements.

                      Planet Zanett, Inc. and Subsidiaries
                               Notes to Condensed
                        Consolidated Financial Statements

Note 1. Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

        The Company began operations in October, 2000. As a result, the comparative three and nine month periods ended September 30, 2000 have been omitted.

Note 2. Organization and Business

        Planet Zanett, Inc. (individually, "PZI") and Subsidiaries (collectively, the "Company") is a Delaware corporation with two main lines of business activity: (i) It provides financial, managerial and business plan consulting services to concept-stage and development-stage technology companies, and; (ii) it is an industry consolidator, combining companies that complement each other such that together they are more competitive in the markets they serve, more efficient and more profitable.

        PZI is the parent of its 100% owned subsidiary, Planet Zanett Corporate Incubator, Inc. ("PZCI"). PZCI is the parent to its wholly-owned subsidiary, Planet Zanett Asset Management, Inc. ("PZAM").

        PZCI was originally organized under the laws of the State of Nevada on March 21, 1996 under the name Willow Bay Associates, LLC. Willow Bay changed its name to Planet Zanett Corporate Incubator, LLC on June 12, 2000 and, on July 25, 2000, was merged into Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), in order to convert to a corporate form.

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

        Pursuant to the Merger Agreement, BAB, Inc. executed a promissory note in favor of the Company in the amount of $1,400,000. The note bears interest, payable quarterly, at a rate per annum of 1% plus the prime rate with a balloon payment to be paid in full on October 18, 2002. The note is subject to prepayment in the event of the sale of certain assets of BAB, Inc. in an amount equal to 75% of the proceeds from the sale of such assets.

Note 3. Significant Accounting Policies and Principles of Consolidation

Consolidated Statements

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Equity Investments

        Investments in affiliate companies over which the Company exercises significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it exercises significant influence with respect to investments, including but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights. Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of its equity-method investments, as measured at the time the Company acquired its ownership interests, is amortized on a straight-line basis over three years. Such amortization is included in the caption "equity in loss of affiliates" in the statement of operations. The Company has an investment in one entity that is accounted for under the equity method of accounting at September 30, 2001.


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

Impairment of Investments

        The Company continually evaluates the carrying value of its ownership interests in, and advances made to each of its affiliate companies for possible impairment based on several factors: a) achievement of business plan objectives and milestones, b) the value of each ownership interest in the affiliate company relative to carrying value, c) the financial condition and prospects of the affiliate company and d) other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business partnerships or hiring of key employees. An impairment charge is recorded when circumstances indicate that the carrying value of an asset may not be recoverable.

        During the three and nine month periods the Company recorded impairment charges in the amounts of $2,044,745 and $2,392,079, respectively. These charges were comprised of the following for the three and nine month periods ending September 30, 2001:


           --------------------------------- ---------------------------- -----------------------------
                      AFFILIATE                     THREE MONTHS                  NINE MONTHS
           --------------------------------- ---------------------------- -----------------------------
           WorldWideWeb Institute.com, Inc.                   $   17,666                   $   265,000
           --------------------------------- ---------------------------- -----------------------------
           IJE, Inc.                                             500,000                       500,000
           --------------------------------- ---------------------------- -----------------------------
           Fanlink Networks, Inc.                                778,978                       778,978
           --------------------------------- ---------------------------- -----------------------------
           GlobeDrive.com, Inc.                                  724,951                       724,951
           --------------------------------- ---------------------------- -----------------------------
           RecruitmentBox.com, Inc.                               23,150                        23,150
           --------------------------------- ---------------------------- -----------------------------
           Failsafe, Inc.                                              -                       100,000
           --------------------------------- ---------------------------- -----------------------------
           Total                                              $2,044,745                   $ 2,392,079
           --------------------------------- ---------------------------- -----------------------------

        During the three months ended September 30, 2001 the Company wrote-off the balance of its investment in WorldWideWeb Institute.com, Inc. ("WWWI"), as it ceased operations during the quarter.

        The Company also recorded impairment charges related to its investments in IJE, Inc. and RecruitmentBox.com, Inc. during the three months ended September 30, 2001 due to the inability of the management of these two companies to make any significant progress in the execution of their business plans.

        The impairment charges recognized in the third quarter of 2001, related to the Company's investments in Fanlink Networks, Inc. ("Fanlink") and GlobeDrive.com, Inc. ("GlobeDrive"), were the result of a significant decrease in the valuation of these affiliates based on the Company's investments in them during the quarter versus its prior investments.

Net Loss Per Share

        Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assumeconversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

        At September 30, 2001, outstanding options to purchase 161,534 shares of common stock were excluded from the computation of diluted loss per share as they would be antidilutive.

Fair Value of Financial Instruments

        The Company's financial instruments at September 30, 2001 consisted of cash and cash equivalents, investments in affiliate companies, notes receivable, accounts payable and accrued expenses. The carrying amounts of all financial instruments other than investment securities approximate their fair value.

Reclassifications

        Certain prior year amounts have been reclassified to conform with their current year presentation.

Note 4.  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The Company adopted SFAS No. 141 effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company adopted SFAS No. 142 effective July 1, 2001. The Company has applied the provisions of SFAS No. 142 to the acquisition of its majority interest in GlobeDrive (See Note 5. Acquisition of Majority Interest)

Note 5. Acquisition of Majority Interest

        During the three months ended September 30, 2001 the Company invested an additional $84,600 in GlobeDrive This investment resulted in the Company's ownership interest increasing from 27% to 58%. Prior to this investment GlobeDrive's results of operations had been accounted for under the equity method. In accordance with the provisions of Accounting Research Bulletin No. 51 "Consolidated

Financial Statements", the results of operations of GlobeDrive have been reflected in the Company's consolidated results of operations for the three and nine month periods ended September 30, 2001 as if GlobeDrive had been acquired at January 1, 2001. Pre-acquisition losses not allocable to the Company have been included in minority interest in the consolidated statement of operations. Losses attributable to minority interests subsequent to the date of acquisition, August 31, 2001, are also reflected in minority interests.

        GlobeDrive is engaged in the development of virtual private networking products using peer-to-peer technology. This technology allows a computer user to access his or her computer from any internet browser, anywhere in the world.

        The Company's investment in GlobeDrive during August 2001 was at a significantly lower valuation than its prior investment made in April 2001. The general decline in valuations of technology companies coupled with the difficulty of raising additional capital for development stage ventures enabled the Company to obtain a greater percentage ownership for its subsequent round of financial support. As a result of the difference in valuations, the Company has recognized an impairment loss of $724,951 related to the carrying value of its prior investment during the quarter ended September 30, 2001.

        The Company has committed to invest, subject to certain terms and conditions, an additional $126,000 in GlobeDrive through March 2002.

Note 6. Non-cash Compensation

        In October 2000, the Company issued 1,450,000 shares, at $1.00 per share, of its restricted common stock to business associates in contemplation of their efforts in assisting the Company to develop its business. The Company was issued non-recourse notes as payment for this restricted common stock in the aggregate amount of $1,450,000. 250,000 shares vested immediately and 1,200,000 were subject to repurchase features that lapse over five years. The Company's repurchase option on 30,000 shares expired on April 1, 2001. The Company's repurchase option on an additional 30,000 shares expired on July 1, 2001. The holders of this stock are subject to an agreement that requires them to hold these shares through October 31, 2005, and allows the Company, under certain limited circumstances, to cancel the subscription agreement and repurchase the unvested shares at $1.00 per share.

        The restricted stock has been issued subject to non-recourse notes and therefore is accounted for in a manner similar to stock options. Compensation expense has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock is charged to operations over the five-year period over which the Company's repurchase option expires. Future charges or reductions in expense will be based on the fair value of the stock over the 5 year period. During the three and nine month periods ended September 30, 2001 the Company recognized non-cash compensation expense of $101,466 and $132,331 respectively, related to these restricted stock issuances.

        In September 2001 the Company issued 569,397 shares of restricted stock to two of its executive officers, at $1.00 per share. The shares were fully vested upon issuance. The Company recorded non-cash compensation expense in the amount of $569,397 for these restricted stock grants. (See Note 7 Employee Loans.)


Note 7. Employee Loans

        Pursuant to one employee's employment arrangement, the employee is allowed to co-invest in the investments made by the Company. The Company is required to loan this employee the funds necessary to make any investment under this arrangement. The investment amount may not exceed 10% of the Company's aggregate investments in 2001, 20% in 2002, 30% in 2003, and 40% in 2004. The loans bear interest at a rate of 6-1/4% per annum. Upon the liquidation of the investment, the loan is repayable with interest to the Company. The remaining investment gain attributable to the employee's ownership interests will be distributed to the employee. Interest on the loan will cease to accrue if it is established that there will be no gain on the investment. At that point, the loan together with any outstanding interest would be forgiven in an amount equal to the excess of such principal and interest over the value, if any, of the investment, and charged to operations as compensation expense.

        At September 30, 2001, the Company had loaned the employee an aggregate of $274,633, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans during the quarter ended September 30, 2001. The Company recognized compensation expense in the amount of $183,588 for the provision. The aggregate principal balance of these loans as at September 30, 2001, net of the provision, was $91,045.

        On September 7, 2001 the Company loaned two of its executive officers an aggregate of $569,397 to acquire the Company's common stock. The loans are subject to full-recourse promissory notes maturing November 1, 2005 and bear interest, payable at maturity, at 5% per annum. The notes are secured by the common stock pursuant to stock pledge agreements.

Note 8. Contributed Services and Related Party Transactions

        During the three and nine month periods ended September 30, 2001 the Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amounts of $47,500 and $142,500, respectively. The officers, pursuant to their respective employment agreements, are each entitled to an annual salary of $95,000. To date the officers have contributed their services to the Company. Since the officers do not expect payment of such compensation, the value of such has been reflected as an increase to additional paid in capital.

        During the three and nine months ended September 30, 2001 the Company recorded non-cash administrative expenses in the amount of $6,500 and$18,500, respectively, for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. Since the related party does not expect the Company to pay for such costs, additional paid in capital was increased by $18,500 for the contributed services.

        On a monthly basis, the Company charges the same related party 25% of one officer's compensation for services rendered by the officer to the related party. Because of the common majority ownership, the Company does not expect to receive actual payment for these costs and therefore considers the value of these services as a return of capital. At September 30, 2001, additional paid in capital has been reduced by $13,272 for such services.

Note 9. Stock Issued for Investment and Future Services

        During 2000, the Company issued 265,000 shares of restricted stock in exchange for an investment in WWWI and future services from certain WWWI employee shareholders. 125,000 shares vested immediately. 140,000 of such shares vest over 5 years as follows:

                    Vesting year             Shares

                        2001                  10,500
                        2002                  24,500
                        2003                  38,500
                        2004                  52,500
                        2005                  14,000
                                             =======
                                             140,000

        On April 1, 2001, 3,500 of the 140,000 shares became vested. Another 3,500 shares vested on July 1, 2001. The holders of this stock are subject to an agreement that requires them to hold these shares through October 31, 2005, and allows the Company under certain limited circumstances, through 2004, to cancel the subscription agreement and repurchase any of the unvested shares.

        Compensation for the future service has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Expense with regard to the consulting services will be charged to operations over the five-year period. Due to a decline in the value of the Company's common stock during 2001, no compensation expense was recorded in the three and nine month periods ended September 30, 2001.

        On January 4, 2001 the Company issued 25,000 shares of common stock for legal services. The stock is subject to a restriction that prohibits its sale for twelve months. The Company recorded non-cash stock-based legal expense of $92,000 related to this stock grant during the nine months ended September 30, 2001. The charge was equal to the fair market value of the Company's stock at the date of grant.

Note 10. Litigation

        In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. PZCI is seeking damages in excess of $750,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for December 3, 2001. The Company believes the counterclaim to be without merit and does not believe the ultimate outcome of this action will have a material adverse effect on its financial position or results of operations. Note 11. Commitments

        At September 30, 2001 the Company had commitments, subject to certain terms and conditions, to provide additional funding to two of its affiliate companies, Fanlink, and GlobeDrive, in the amounts of $367,670 and $126,000, respectively.

Item 2 - Management's Discussion and Analysis or Plan of Operation

        The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto shown in our annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

        This report contains certain forward-looking statements and information relating to Planet Zanett, Inc. (the "Company") and our wholly and majority-owned subsidiaries that are based on assumptions made by us and on information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or our management, are intended to identify forward-looking statements. These statements reflect our current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on our Company, and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

        In view of the changes in organizational structure and operating activities of the Company at October 30, 2000, and the fact that prior to such date an immaterial amount of costs and expenses were incurred, a comparison between our results of operation for the three and nine months ended September 30, 2001 and the corresponding periods in 2000 would not be meaningful, thus, such a comparison is omitted from this discussion. The following disclosure focuses on the results of operations since our fiscal year end at December 31, 2000.


Results of Operations

        During the third fiscal quarter ending September 30, 2001, we increased our efforts to implement our consolidation strategy, which focuses on the potential acquisition of profit-driven and cash-generating companies within the information technology sector. We are pursuing a number of potential acquisitions, several of which remain under consideration. We have entered into substantive discussions with several potential targets. It is our intent to pursue growth by acquisition through the fourth quarter and into the next fiscal year, acquiring companies that complement one another and that may benefit from the technologies developed by existing Planet Zanett affiliate companies. The outcome of our current discussions is uncertain, and there is no assurance that the execution of our strategy will result in any transactions.

        The further general decline of the technology industry in which we participate coupled with the events of September 11, 2001 exerted significant downward pressure on the operations of our affiliate companies during the third fiscal quarter. As a result, we focused investments towards existing affiliate companies, and halted investments in new ventures altogether. We believe that the affiliated companies we continue to invest in have significant growth potential in the asset-based internet segment of the technology marketplace.

        In the third fiscal quarter, no revenues were derived from dividends from our affiliate companies as none have begun to pay dividends. Operating expenses were $3,625,865, consisting of $1,537,096 of general and administrative expenses and $2,044,745 of impairment charges related to our investments. Of the general and administrative expense, $676,174 was attributable to non-cash, stock-based compensation, $183,588 was attributable to a provision for the collectibility of loans made to an employee for co-investment purposes (see Note
7. Employee Loans), $163,672 was attributable to development expenditures on the part of our consolidated subsidiary, GlobeDrive (see Note 5. Acquisition of Majority Interest), and $220,808 was attributable to professional fees incurred in connection with our change in public accounting firms and legal services related to revisions of our agreements with affiliate companies. Interest income for the period was $55,815, while equity losses in affiliates of $99,247 was recorded. In addition, Minority Interest in the losses of GlobeDrive totaled $102,104, resulting in a net loss for the period of $3,567,193.

        For the nine months ended September 30, 2001, no revenues were derived from dividends from our affiliate companies as none have begun to pay dividends. Operating expenses were $4,674,239 consisting of $2,194,112 of general and administrative expenses and $2,392,079 of impairment charges related to our investments. Of the general and administrative expense, $795,929 was attributable to non-cash, stock-based compensation, $183,588 was attributable to a provision for the collectibility of loans made to an employee for co-investment purposes (see Note 7 Employee Loans), $247,583 was attributable to development expenditures on the part of our consolidated subsidiary, GlobeDrive (see Note 5 Acquisition of Majority Interest), and $362,928 was attributable to professional fees for auditing and legal services. Interest income for the period was $209,092, while equity losses in affiliates of $125,575 was recorded. In addition, Minority Interest in the losses of GlobeDrive totaled $186,014, resulting in a net loss for the period of $4,404,708.


Investment Activities

The following table summarizes the investments held by the Company at September 30, 2001:



                      Planet Zanett, Inc. and Subsidiaries
                      Consolidated Schedule of Investments
                               September 30, 2001

    Number of                                                               Initial
    shares or                                                               Investment
    face value        Investment Description                                Date                  Cost          Carrying Value
----------------------------------------------------------------------------------------------------------------------------------

                      Common and Preferred Stock

                         Applied Discovery, Inc.                            October
           450,000         Series A convertible preferred stock               2000            $   450,000           $ 450,000

                         Fanlink Networks, Inc.                             December
         1,644,653         Series A convertible preferred stock               2000              1,019,097             114,546

                         Infodream, Inc.                                     March
           226,332         Series F convertible preferred stock               2001                101,849             101,849

----------------------------------------------------------------------------------------------------------------------------------

                      Total Investments                                                       $ 1,570,946           $ 555,395
==================================================================================================================================



        Note: Our investment in GlobeDrive is not shown in the above table as it is now a consolidated subsidiary.

        During the third quarter we invested an additional $111,897 in Fanlink and renegotiated our stock purchase agreement with the company such that we will own, upon full disbursement of our total commitment of $492,000, 35% of the company. We continue to exert significant influence on its day-to-day operations and long-term strategy. Fanlink achieved a milestone during the third quarter by alpha-testing its products and services at the Louisiana Superdome during home games of the New Orleans Saints. Initial acceptance has been positive, and the company is currently negotiating additional contracts with concessionaires who operate other sports venues, as well as the venues themselves. While we remain optimistic regarding our ability to capitalize on this investment and generate a significant return, we continue to monitor the company carefully and require it to meet development and performance milestones. There is no assurance these positive trends will continue, and there is no assurance that our investment in this entity will result in positive returns. It is likely that outside capital will be required to fully capitalize on Fanlink's business model. We may or may not be willing to provide this capital, and while the Company has entered into substantive discussions to raise operating and growth funds, there is no assurance that such external capital will be available, or available on favorable terms.

        We also invested an additional $84,600 in GlobeDrive during the third quarter and pledged, subject to terms and conditions, to invest an additional $126,000 through March, 2002. In connection with this additional funding, we re-negotiated our stock purchase agreement with GlobeDrive such that upon completing the committed disbursements under our agreement, we will continue to own in excess of 50%. The peer-to-peer segment of the data communications market continues to spawn new applications, new companies, and generate keen interest, as evidenced by Microsoft's investment in October, 2001 of over $51 million in Groove Networks, a GlobeDrive competitor. During the third quarter GlobeDrive reached a milestone of 10,000 website visitors and further development was undertaken in order to prepare its product offering for commercialization. GlobeDrive's strategy during the fourth quarter of 2001 and first quarter of 2002 is to seek a joint-venture or alliance partner that can benefit from its technology directly, by incorporating it into an existing application, or find additional funding to develop and execute a strategy to create a stand alone, retail product. There is no assurance that GlobeDrive will be successful in executing this two-pronged strategy, however we remain optimistic by reason of the positive trends in this segment noted above, that we will realize a positive return on our investment in this affiliate company.

Reduction in Carrying Value

        As noted in the Summary of Significant Accounting Policies contained within the condensed consolidated financial statements, we value privately held securities at the lower of cost or fair value. During the period covered by this report we wrote off our investments in two of our affiliate companies, IJE, Inc. and RecruitmentBox.com, Inc. Market conditions and an inability on the part of the management of these two companies to execute their business plan forced us to doubt the recovery of any of our investment in either company. The associated write-off in the amount of $523,150 reduced the carrying value of our investment in both of these affiliate companies to $0.

        We also wrote off the balance of our investment in WWWI in the third quarter, as the company ceased operations during the quarter.. This resulted in a charge to earnings of $17,666.

        During the period covered by this report, we renegotiated our agreement with Fanlink, resulting in a significant increase in our ownership percentage (see Results of Operations). This involved a downward repricing of this affiliate company's stock price, which had the effect of reducing the carrying value of our invesment by $778,978.

        During the period covered by this report, we made a further investment in GlobeDrive, resulting in majority ownership (see Results of Operations). Our investment in the third quarter was at a significantly lower valuation than our prior investment made in April 2000. As a result of the difference in valuations, we recognized an impairment loss of $724,951 related to the carrying value of our prior investment during the quarter ended September 30, 2001.

Other Affiliate Company Investments

        In the third quarter, Infodream Corporation began the transition from development stage to operating company. The company has begun generating revenues, and has begun the process of raising additional external capital to fund its growth. While we do not plan to invest further capital in Infodream and while there is no assurance that we will realize dividends or gains on our investment in the company, this outside validation of its business model, strong interest in its products and proprietary computer code causes us to be cautiously optimistic with respect to our existing investment.

Plan of Operation

        For the balance of the year we intend to take advantage of market conditions that have provided the opportunity to acquire controlling positions in businesses that have significant revenue and earnings, but limited access to the capital markets. We will endeavor to make acquisitions to increase shareholder value. We will seek to acquire businesses with or without an internet component, for cash or securities, and may incur debt as part of the acquisition. During the third quarter we continued to research and identify acquisition candidates and while there is no assurance that we will make an acquisition, and no assurance that any acquisition we make will be accretive to revenues and earnings, we believe there are opportunities to do so and plan to aggressively pursue this activity in the fourth quarter and into 2002.

        While we will continue to assist certain existing affiliate companies to develop their businesses, operations and management teams, we have no plans to invest in any new affiliate companies in the fourth quarter.

Liquidity and Capital Resources

        As of September 30, 2001 cash and cash equivalents totaled $230,031. By limiting our growth in headcount and by controlling costs, we believe our cash resources are sufficient to last at least through the end of the first quarter of 2002. In particular, we believe in compensating employees with equity incentives where possible. In keeping with this strategy, in the first nine months of 2001 two of the four senior executives of the Company received no cash compensation. For the balance of 2001, we will continue to utilize employee stock compensation for existing and any new employees hired to minimize cash compensation outlays. We believe that this strategy provides the ability to increase stockholder value as well as utilize cash resources to support growth in our subsidiaries and investments.

        During the fourth quarter we may seek additional funding. The amount and timing of such capital transactions is not yet known and will depend largely on the needs of our affiliate companies and our own operating needs. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

        In addition, we may generate cash proceeds from the sale of interests in our affiliate companies. Until we receive dividends from our affiliate companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependent on outside sources of capital to fund our operations.


PART 2 OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. PZCI is seeking damages in excess of $750,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for December 3, 2001. The Company believes the counterclaim to be without merit and does not believe the ultimate outcome of this action will have a material adverse effect on its financial position or results of operations.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

         On August 6, 2001 the Company filed an 8-K disclosing the dismissal of BDO Seidman, LLP as the Company's public accounting firm, and the appointment of Deloitte & Touche, LLP as its auditors.

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


Dated: November 14, 2001