Form 10KSB
period 2001-12-31
PLANET ZANETT INC
filed 2002-04-15
CIK 1133872

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 -----------

                                 FORM 10-KSB

                                 -----------

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

      For the Fiscal Year Ended: December 31, 2001

                                      OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission File Number: 0-32315

                              PLANET ZANETT, INC.
                (Name of Small Business Issuer in Its Charter)

          Delaware                                             56-4389547
-------------------------------                          --------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

135 East 57th Street, 15th Floor, New York, NY                      10022
----------------------------------------------                    ----------
(Address of principal executive offices)                          (Zip Code)

                                (212) 980-4600
                               -----------------
(Issuer's telephone number, including area code)

                                  ----------

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                                ---------------
(Title of Class)

      Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                               YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for the year ended December 31, 2001 were $339,726.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2002 is $8,759,995, based on the closing price of the Registrant's common stock on such date of $2.24 as reported by the Nasdaq Small Cap Market.

      There were 26,606,449 shares of common stock outstanding as of March 28, 2002.

INCORPORATION BY REFERENCE

      Certain information contained in Part III of this Annual Report on Form 10-KSB is incorporated by reference from the definitive proxy statement for the 2002 Annual Meeting of Shareholders.

                              PLANET ZANETT, INC.
                        ANNUAL REPORT ON FORM 10-KSB
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2001

                              TABLE OF CONTENTS

                                  PART I
     Item 1.   Description of Business
     Item 2.   Description of Property
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

                                  PART II
     Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters
     Item 6.   Management's Discussion and Analysis of Financial Condition
			and Results of Operations
     Item 7.   Financial Statements
     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                  PART III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management
     Item 12.  Certain Relationships and Related Transactions
     Item 13.  Exhibits List and Reports on Form 8-K

                                 PART I

     As used herein, "we," "us," "our", "Planet Zanett", "PZI" and the "Company" refer to Planet Zanett, Inc. and its consolidated subsidiaries and, with respect to discussions of business operations, may include our wholly-owned operating subsidiary, Back Bay Technologies, Inc. ("BBT") or one or more of our affiliate companies: GlobeDrive.com, Inc. ("GlobeDrive"), Fanlink Networks, Inc. ("Fanlink"), InfoDream Corporation ("InfoDream") or Applied Discovery, Inc. ("Applied Discovery")

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect the Company's Future Performance." The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

Summary

     Planet Zanett, Inc. is an information technology ("IT") services company. We are building an IT Commonwealth TM (the "Commonwealth") by acquiring profitable, privately-held IT consulting firms that serve Fortune 500 caliber companies and organizations. Our business model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities ("members" or "Commonwealth members") while achieving economies of scale, increasing competitive advantage and maximizing the financial and operating performance of the IT Commonwealth TM as a whole.

     We provide services that help clients use technology to make business transactions more efficient, manage knowledge and information, or facilitate enterprise communications. Included among these services are IT systems planning and design, business process engineering, applications development and systems integration.

     Commonwealth members can avail themselves of corporate services provided by PZI, such as: legal support; financial and accounting assistance; employee benefits, recruiting and other human resources administration; and data network management and maintenance. By having PZI provide these services, members can focus on their core skill set and achieve the highest possible standards of service quality. We encourage collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth members, while seeking to preserve their autonomy and individual strengths. Our objective is to offer solutions that meet or exceed client expectations, are delivered on time and within budget and achieve superior results.


Organizational Background

     Planet Zanett was formed on October 30, 2000 pursuant to an Amended and Restated Agreement and Plan of Merger dated August 24, 2000 (the "Merger Agreement") between BAB Holdings, Inc., an Illinois corporation ("BAB"), PZ Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("PZ Acquisition"), BAB (Delaware), Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("BAB (Delaware)") and Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), under which (i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc.

     Planet Zanett Corporate Incubator, Inc. ("PZCI"), a wholly-owned subsidiary of Planet Zanett, was originally organized under the laws of the state of Nevada on March 21, 1996 under the name Willow Bay Associates, LLC. Willow Bay changed its name to Planet Zanett Corporate Incubator, LLC on June 12, 2000 and on July 25, 2000 was merged into PZCI Nevada, in order to convert to corporate form. In connection with the merger of PZCI Nevada into PZ Acquisition (the "Merger"), PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc. and the shareholders of PZCI Nevada received 21,989,295 shares of the Company's common stock, representing 90% of the outstanding common stock of the Company on a fully diluted basis. For accounting purposes, the Merger was accounted for as a recapitalization of PZCI Nevada, effectively as if PZCI Nevada had issued common stock for consideration equal to the net assets of the Company.

     In connection with, and prior to the Merger, BAB transferred to BAB, Inc., a newly formed wholly-owned subsidiary of BAB, all assets related to BAB's existing food retailing and franchising operations, and BAB, Inc. agreed to assume all liabilities related to such operations. All subsidiaries of BAB engaged in BAB's business operations prior to the Merger either became wholly-owned subsidiaries of BAB, Inc. or were merged with and into BAB, Inc. On October 30, 2000, all of the outstanding capital stock of BAB, Inc. was distributed as a dividend to the shareholders of record as of October 17, 2000.

     Pursuant to the Merger Agreement, BAB, Inc. issued a promissory note in the amount of $1,400,000 to the Company. The note accrued interest, payable quarterly, at a rate of 1% plus the prime rate. The original maturity date of the note was October 18, 2002. In October 2001, this promissory note was modified to extend the maturity date to October 18, 2003 and to increase the interest rate to 2% plus the prime rate.

     The Company's historical consolidated financial statements reflect the financial position, results of operations and cash flows of PZCI Nevada and its predecessor as if it always were the Company. The historical consolidated financial statements also reflect the financial position, results of operations and cash flows for GlobeDrive from January 1, 2001 and for BBT from its acquisition on December 7, 2001. (These transactions are discussed further under "Recent Acquisitions" below).


Recent Acquisitions

     On December 7, 2001, the Company acquired its first IT Commonwealth TM member. Pursuant to the terms of the Agreement and Plan of Merger (the "BBT Merger Agreement") dated as of December 7, 2001 ("Closing"), among the Company, Planet Zanett Merger Sub ("Merger Sub"), Back Bay Technologies, Inc. ("BBT"), and the shareholders of BBT, the Company acquired BBT through a merger (the "BBT Merger") of BBT with and into Merger Sub. Upon consummation of the BBT Merger, the separate corporate existence of BBT ceased, and the name of Merger Sub was changed to Back Bay Technologies, Inc.

     BBT is a provider of technology consulting services primarily to Fortune 500 companies, historically with a concentration in the financial services industry. BBT'S service offerings include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

     The maximum aggregate consideration to be paid by the Company to the BBT shareholders is $2,750,000 in cash and 1,625,000 shares of the Company's common stock ("Common Stock"). Initial consideration of $1,500,000 in cash and 1,000,000 shares of Common Stock, valued at $2,290,000, was paid to the BBT shareholders at Closing. The value of the Common Stock issued at Closing was determined based on the weighted average closing price of the Common Stock for the three trading days immediately preceding the Closing. In addition, all outstanding options to purchase BBT common stock were exchanged, pursuant to the BBT Merger Agreement, for options to purchase 476,088 shares of Common Stock of the Company. The options have varying exercise prices and vesting periods. The Company valued such stock options at approximately $914,400, of which approximately $853,400 was included in the purchase price and approximately $61,000 was attributed to deferred compensation for future services.

     As part of the maximum aggregate consideration, the BBT shareholders are eligible to receive additional consideration in each of the three successive annual periods commencing January 1, 2002 based upon BBT attaining specified earnings targets in each period. This contingent consideration consists of a maximum payment of $416,667 in cash in each period and the issuance of a maximum of 208,333 shares of Common Stock in each period. No contingent consideration will be paid to the BBT shareholders if BBT's EBITDA, as defined in the BBT Merger Agreement, is less than $700,000 during the respective annual period. The maximum contingent consideration will be paid if BBT's EBITDA equals or exceeds $1,000,000 during the respective annual periods. In the event that any contingent consideration is paid to the BBT shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of the acquisition. The value of any contingent shares will be determined based on the weighted average closing price of the Company's Common Stock for the three trading days immediately preceding the resolution of the contingency.

     The Common Stock issued or issuable to the BBT shareholders pursuant to the BBT Merger Agreement (and Common Stock issuable pursuant to the exercise of stock options granted to the BBT employees after the consummation of the BBT Merger) (the "BBT Shares") is subject to certain transfer restrictions until November 1, 2005. A portion of the BBT Shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

     The Company is required to file a registration statement on or before July 1, 2002 covering the resale of the BBT Shares and will use reasonable efforts to maintain the effectiveness of such registration statement until December 7, 2004.

     The Company funded the cash portion of the purchase price paid at Closing by issuing a promissory note (the "Note") to a principal shareholder of the Company. The Note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of eleven percent (11%) per annum. Principle is repayable in cash at maturity. The Note may be pre-paid without penalty.

     In connection with the BBT Merger, BBT entered into employment agreements with the President and the Chief Financial Officer of BBT. Pursuant to the employment agreements, each will be employed by BBT for a three-year period unless earlier terminated. As compensation, they will each receive a base salary of $200,000 per year and each may earn an annual bonus. Should either be terminated by the Company other than for cause, or should either terminate their employment for good reason, as both are defined in the employment agreements, they will be entitled to receive (i) the installments of their base salary not yet paid, payable when and as if they had continued to be employed by BBT until the six month anniversary of the date of such termination, and (ii) continued benefits for such six month period.

     Copies of the Merger Agreement, the Employment Agreements and the Note were included on Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2001.

     On August 31, 2001, the Company increased its ownership interest in GlobeDrive.com, Inc., an IT software company, from 27% to 55% pursuant to a stock purchase agreement between GlobeDrive and the Company
(see "Operating History", below). Prior to this investment, GlobeDrive's results of operations had been accounted for under the equity method.
Since August 31, 2001 the results of operations of GlobeDrive have been reflected in the Company's consolidated results of operations as if the Company had acquired its controlling interest in GlobeDrive as of January 1, 2001. Pre-acquisition losses not allocable to the Company have been included in minority interest in the consolidated statement of operations. Losses attributable to minority interests subsequent to the date of acquisition, August 31, 2001, are also reflected in minority interests.


Operating History

     When PZI was formed in 2000, our approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

     In early 2001, we concluded that market conditions had shifted to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. We thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held IT firms.

     In December 2001 we acquired our first operating Commonwealth member, Back Bay Technologies, Inc. BBT is a provider of technology consulting services primarily to Fortune 500 companies. Using IT strategists and architects, software engineers and system integrators, BBT focuses on projects including, but not limited to: facilitating business transactions, managing knowledge and information and facilitating enterprise communications. BBT's offerings include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

     With the implementation of our new IT Commonwealth TM strategy in 2001, we curtailed new, primary investments in concept stage and development stage companies, and evaluated the performance and market valuations of our existing investments. Some of these affiliate companies, (World Wide Web Institute, Inc., Failsafe.com, Inc., IJE, Inc. and RecruitmentBox.com, Inc.), did not achieve planned results, thus we wrote-off the value of these investments and recorded impairment charges of $888,150 in 2001. We do not expect these investments to benefit the IT Commonwealth TM in the future.

     As of December 31, 2001, however, we maintained interests in four affiliate companies that we believe can contribute significant value to the Commonwealth, either as stand-alone enterprises, through joint ventures or from their eventual sale or merger. A brief description of these four affiliate companies is presented below.

     GlobeDrive.com, Inc., a consolidated subsidiary at December 31, 2001, is a software company that has developed an information sharing solution that can be used to create user-defined, fully secure, two-way virtual private networks over the Internet. Using GlobeDrive, anyone with a computer and an Internet connection can create a password protected private network that can be used to manage workflow and communications needs. GlobeDrive completed a working model of its product in late 2000 that continued to undergo significant development throughout 2001. However, due to delays in business development efforts to generate revenues and deteriorations in market valuations for early stage Internet companies, we recorded an impairment charge related to our investment in GlobeDrive of $724,951 in 2001. Also, due to the uncertainty of GlobeDrive's future profitability, we recorded an impairment charge of $200,000 to reduce the value of capitalized software on GlobeDrive's balance sheet. GlobeDrive's management is pursuing a two-pronged revenue strategy in 2002. First, it is seeking a Chief Operating Officer who can help it commercialize its product offering for the retail market - a strategy that would involve either a subscription or licensing revenue stream. Second, it is seeking to customize and license its software for large institutions seeking to build their own private networks.

     Fanlink Networks, Inc., is a wireless application software company that has developed, in conjunction with major concessionaires and venue management entities, a product that facilitates in-seat ordering of food and souvenirs at a stadium or concert hall. On the front-end, the applications are device independent, allowing Fanlink to serve the entire installed base of wireless devices. On the back-end, Fanlink's software allows concessionaires to streamline operations and reduce costs while improving service levels for their customers. In 2001, it began testing a sports & entertainment application of its technology, launching at the Louisiana Superdome for several New Orleans Saints football games. The company is currently seeking additional capital to commercialize its product offering. However, due to delays in business development efforts and deteriorations in market valuations for early stage Internet companies, we recorded an impairment charge related to our investment in Fanlink of $778,978 in 2001.

     InfoDream Corporation provides corporate intranets with the capabilities of a web browser combined with natural language querying capabilities. InfoDream software addresses many of the challenges involved in acquiring, managing and optimizing human and intellectual capital. Their technology automates essential processes, such as managing the voluminous data included in personnel databases. Therefore, it grants ready access to valuable information about people and their expertise, documentation and enterprise knowledge, all of which represents information that can then be used to improve business performance, facilitate innovation and enhance operations.

     Applied Discovery, Inc., was the first web-based litigation support service designed specifically for electronic document discovery. Its scalable technology platform consists of a high-throughput conversion engine, a sophisticated database structure and advanced document search and management tools. This platform allows Applied Discovery to quickly import, process, index and organize all original electronic data - including email messages, attachments and all complex underlying data. Legal professionals are now able to quickly and simply locate, review and categorize critical documents from any PC's web browser. Using Applied Discovery's solution, law firms can track the discovery process in real-time with unparalleled efficiency, allowing for more effective supervision and management of the firms' caseload. Applied Discovery seeks to capitalize on the enormous inefficiencies in today's litigation discovery process, focusing initially on the unique, un-addressed problems surrounding the discovery of email. Its application service provider offering is online and being marketed to top law firms in the U.S.

     In 2002, we expect the overall economy to show flat to modest growth, which should continue to provide a favorable business environment for us to grow the IT Commonwealth TM through acquisition. We will also endeavor to maximize the value of our earlier investments, either through utilization of their technologies by the IT Commonwealth TM, or by selling our interests in these affiliate companies at what we anticipate will result in a positive return to shareholders.


Development Strategy

     Our strategy in 2002 is to continue exploratory acquisition discussions with high performing, profitable, privately held, operating companies in the North American IT services industry. We will evaluate acquisition candidates identified through our own in-house research, as well as through brokers, recommendations from existing affiliate companies, recommendations from the management of our Commonwealth members, and referrals from attorneys, accountants, bankers, insurers and business associates. We will seek companies with proven track records, consistent performance in up and down markets and experienced management and personnel that provide services in fundamentally core disciplines that can be reasonably expected to be in high demand for the foreseeable future. While there is no assurance that we will be able to acquire such companies, we believe the market is ripe for consolidation, and that our IT Commonwealth TM strategy will appeal to the candidates that meet our acquisition profile.


Customers

     The customer base of our only wholly-owned operating company, BBT, consists primarily of large businesses and organizations with needs for IT consulting, business application development, systems architecture design and systems integration. We intend to expand our customer base through internal growth, as well as acquisition, to lessen our dependence on any one particular service line, customer or group of customers.

     Currently, BBT is dependent on a limited number of customers for a substantial portion of its revenues. For the period since its acquisition on December 7, 2001 through December 31, 2001, BBT's largest customers, Schoolhouse Capital, Putnam Investments and John Hancock, accounted for approximately 42%, 28% and 13%, respectively, of its revenues. Revenues derived from BBT's consulting contracts are generally non-recurring in nature; however, we have implemented internal business processes to better capitalize on repeat business opportunities with existing customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Key Customers; Non-Recurring Revenue."


Competition

     There is a very high level of competition among companies seeking to acquire interests in IT service companies such as those we have targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find to be desirable candidates to become members of our IT Commonwealth TM. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital than we do. We believe that entrepreneur-founders of privately held IT service companies generally place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that we can provide. Even if we are able to successfully compete with venture capital entities and other well financed entities, this competition may affect the terms of transactions and, as a result, we may pay more than expected for interests in targeted IT Commonwealth TM members. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build an IT Commonwealth TM may not succeed.

     In addition, each of our Commonwealth members face significant competition in their individual markets. For example, the markets for the services rendered by BBT are highly competitive, but are specific to each individual service line. With limited barriers to entry we believe competition will continue to grow both from new entrants to the market as well as from existing players, such as customer relationship management ("CRM") software vendors and enterprise resource planning ("ERP") software vendors expanding the breadth of their services into the market that BBT serves.

     We believe that competition in the IT consulting services market is based upon the following factors:

     o  Speed of response to customer requests
     o  Flexibility and willingness to adapt to customer needs
     o  Responsiveness to customer demands
     o  Number and availability of qualified engineers and programmers
     o  Project management capability
     o  Technical expertise
     o  Size and reputation
     o  Brand recognition and geographic presence
     o  Price

     Traditional professional service firms (e.g. management consultants), traditional IT service providers and advertising firms, have created divisions within their organizations that focus on the business needs of their customers. We believe that many of these service providers, however, do not compete as effectively as BBT either because they lack market focus, or because their services are so specialized that they lack the depth to provide complete solutions. Management consulting firms focus on overall business strategies and the remodeling of business processes for use in an Internet environment. The more traditional IT service providers are focused on systems integration and the development and implementation of enterprise software applications. Advertising agencies and pure Web design shops have focused on the marketing and creative development of services, but typically lack technical capabilities depth and the ability to provide complete, integrated solutions.

     BBT competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, such as Accenture, IBM Global Services, Keane and Sapient. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers ("ISPs") who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware and software and other technology companies; (v) Application Service Providers and (vi) major accounting firms. Many of BBT's competitors expanded their service offerings in 2001 and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that were providing services similar to BBT. However, we believe that companies heavily dependent on the dot-com market for their primary source of revenue were negatively impacted when the market for Internet companies collapsed in 2001. The subsequent downsizing of these entities lessened competition for skilled technical resources, but it did not have a material effect on BBT's primary market, since BBT's core competency is in building business applications. BBT and any future Commonwealth members, under the Company's management and supervision, will remain focused on delivering better service than our competitors, who also focus their services on business application development.

     As a result of continued competition, we also expect to encounter pricing pressure, which in turn could result in significant reductions in the average selling price of our services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the number of customers, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that continuing consolidation in the business and IT professional services market could result in increased price and other competition in the industry. Increased price or other competition could make it difficult for us to gain additional customers and could have a material adverse effect on us.

     The markets for the software products being developed by our affiliate companies are also highly competitive. There are few barriers to entry, other than the availability to fund the development of products to commercialization. Therefore, our affiliate companies face competition from both large corporations that may expand into these product areas, as well as from new enterprises with access to venture capital funds. Additionally, given the rapid development of new technologies in the Internet software market, the product offerings of our affiliate companies could be rendered obsolete by the development of new technologies.

     There can be no assurance that we will be able to compete successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Competition" for additional discussions of matters that could affect our ability to compete in our markets.


Employees

     As of December 31, 2001, the Company had 32 full-time employees. None of our employees are currently covered by collective bargaining agreements and we consider relations with our employees to be satisfactory.

Item 2. Description of Property

     Planet Zanett sublets approximately 1000 square feet of office space in New York, New York, from The Zanett Securities Corporation ("Zanett Securities"), a company owned by the principal shareholders of the Company. (See Item 12 - Certain Relationships and Related Transactions.) Our use of this space is subject to the terms of a management services agreement between Zanett Securities and the Company. Zanett Securities also provides communications and other office services under the management services agreement.

     Back Bay Technologies, Inc. sublets its offices in Needham,
Massachusetts, from a third party at a fixed monthly fee. This lease currently expires April 30, 2002, and BBT is currently negotiating to renew the existing lease at approximately the same monthly rate, which we believe will be successful.

     The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

     In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. PZCI is seeking damages in excess of $750,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for April 18, 2002. The Company believes the counterclaim to be without merit and does not believe the ultimate outcome of this action will have a material adverse effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

                                   PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The following table sets forth the quarterly high and low sale prices for our Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended December 31, 2001. Since Planet Zanett was formed on October 30, 2000, our Common Stock was traded under the symbol "INCU." Effective February 8, 2002, our ticker symbol changed to and our stock began to trade under the symbol "ZANE." The prices of our Common Stock reflect the stock performance of the Company subsequent to the merger with BAB, Inc. on October 30, 2000.

      The following table shows quarterly low and high sales information for the Common Stock from October 30, 2000 through December 31, 2001:

                                                         High       Low
                                                         ----       ---

Year Ended December 31, 2000                            $4.25       $2.63
     Fourth Quarter                                     $4.25       $2.63

Year Ending December 31, 2001                           $4.00       $1.81
     First Quarter                                      $4.00       $1.875
     Second Quarter                                     $2.25       $1.875
     Third Quarter                                      $2.15       $1.81
     Fourth Quarter                                     $2.74       $1.83

      Records of our stock transfer agent indicate that as of March 28, 2002, there were 26,606,449 shares of Common Stock outstanding held by 193 record holders. We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Recent Sales of Unregistered Securities

     In September 2001, the Company sold 569,397 shares of restricted
Common Stock to two of its executive officers at $1.00 per share. The shares were fully vested upon issuance and the officers paid for the shares by issuing full recourse promissory notes. The shares are subject to a stock pledge agreement. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum. The Company recorded non-cash compensation expense in the amount of $569,397 in 2001 for these restricted stock grants. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

     On December 7, 2001, the Company issued 1,000,000 unregistered shares of restricted Common Stock as part of the consideration for the acquisition of BBT. Additionally, 625,000 unregistered shares of restricted Common Stock were placed in an escrow account pending successful attainment by BBT of certain minimum financial performance goals for fiscal years 2002, 2003 and 2004. Any shares not released to the BBT shareholders due to the failure to fully achieve the financial performance goals in any year will be returned by the escrow agent to the Company. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

     On December 28, 2001, the Company sold 250,000 unregistered shares of restricted Common Stock in a private placement to Lombardier Management, Ltd., an offshore private equity fund. The shares were issued at $2.00 per share for total gross proceeds to the Company of $500,000. These funds will be used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

     In January 2002, the Company sold 50,000 shares in a private placement of restricted Common Stock to third parties. The shares were issued at $2.00 per share for total proceeds of $100,000, which will be used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

     These unregistered shares are restricted under lock-up agreements with the Company that prohibit their holder from reselling or otherwise disposing of his or her shares prior to the fifth anniversary date of the acceptance by the Company of such holder's subscription. A percentage of the Holder's shares will be released from these lock-up restrictions when the Common Stock of the Company reaches certain price gates.

Item 6. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

      The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.


Overview

     Planet Zanett, Inc. is an information technology ("IT") services company. We are building an IT Commonwealth TM (the "Commonwealth") by acquiring profitable, privately-held IT consulting firms that serve Fortune 500 caliber companies and organizations. Our business model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities ("members" or "Commonwealth members") while achieving economies of scale, increasing competitive advantage and maximizing the financial and operating performance of the IT Commonwealth TM as a whole.

     We provide services that help clients use technology to make business transactions more efficient, manage knowledge and information, or facilitate enterprise communications. Included among these services are IT systems planning and design, business process engineering, applications development and systems integration.

     Commonwealth members can avail themselves of corporate services provided by PZI such as: legal counsel; financial and accounting assistance; employee benefits, recruiting and other human resources administration; and data network management and maintenance. By having PZI provide these services, members can focus on their core skill set and achieve the highest possible standards of service quality. We encourage collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth members, while seeking to preserve their autonomy and individual strengths. Our objective is to offer solutions that meet or exceed client expectations, are delivered on time and within budget and achieve superior results.


Recent Acquisitions

     In December 2001, we acquired our first operating Commonwealth member, Back Bay Technologies, Inc. BBT is a provider of technology consulting services primarily to Fortune 500 companies, historically with a concentration in the financial services industry. BBT'S offerings include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

     Pursuant to the terms of the Agreement and Plan of Merger (the "BBT Merger Agreement") dated as of December 7, 2001 ("Closing"), among the Company, Planet Zanett Merger Sub ("Merger Sub"), Back Bay Technologies, Inc. ("BBT"), and the shareholders of BBT, the Company acquired BBT through a merger (the "BBT Merger") of BBT with and into Merger Sub. Upon consummation of the BBT Merger, the separate corporate existence of BBT ceased, and the name of Merger Sub was changed to Back Bay Technologies, Inc.

     The maximum aggregate consideration to be paid by the Company to the BBT shareholders is $2,750,000 in cash and 1,625,000 shares of the Company's common stock ("Common Stock"). Initial consideration of $1,500,000 in cash and 1,000,000 shares of Common Stock, valued at $2,290,000, was paid to the BBT shareholders at Closing. The value of the Common Stock issued at Closing was determined based on the weighted average closing price of the Common Stock for the three trading days immediately preceding the Closing. In addition, all outstanding options to purchase BBT common stock have been exchanged, pursuant to the BBT Merger Agreement, for options to purchase 476,088 shares of Common Stock of the Company. The options have varying exercise prices and vesting periods. The Company valued such stock options using the Black-Scholes option pricing model at approximately $914,400, of which approximately $853,400 was included in the purchase price and approximately $61,000 was attributed to deferred compensation for future services.

     As part of the maximum aggregate consideration, the BBT shareholders are eligible to receive additional consideration in each of the three successive annual periods commencing January 1, 2002 based upon BBT attaining specified earnings targets in each period. This contingent consideration consists of a maximum payment of $416,667 in cash in each period and the issuance of a maximum of 208,333 shares of Common Stock in each period. No contingent consideration will be paid to the BBT shareholders if BBT's EBITDA, as defined in the BBT Merger Agreement, is less than $700,000 during the respective annual period. The maximum contingent consideration will be paid if BBT's EBITDA equals or exceeds $1,000,000 during the respective annual period. In the event that any contingent consideration is paid to the BBT shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of the acquisition. The value of any contingent shares will be determined based on the weighted average closing price of the Company's Common Stock for the three trading days immediately preceding the resolution of the contingency.

     The Common Stock issued or issuable to the BBT shareholders pursuant to the BBT Merger Agreement (and Common Stock issuable pursuant to the exercise of stock options granted to the BBT employees after the consummation of the BBT Merger) (the "Shares") is subject to certain transfer restrictions until November 1, 2005. A portion of the Shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

     The Company is required to file a registration statement on or before July 1, 2002 covering the resale of the Shares and will use reasonable efforts to maintain the effectiveness of such registration statement until December 7, 2004.

     The Company funded the cash portion of the purchase price paid at Closing by issuing a promissory note (the "Note") to a principal shareholder of the Company. The Note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of eleven percent (11%) per annum. Principle is repayable in cash at maturity. The Note may be pre-paid without penalty.

     In connection with the BBT Merger, BBT entered into employment agreements with the President and the Chief Financial Officer of BBT. Pursuant to the employment agreements, each will be employed by BBT for a three-year period unless earlier terminated. As compensation, they will each receive a base salary of $200,000 per year and each may earn an annual bonus. Should either be terminated by the Company other than for cause, or should either terminate their employment for good reason, as both are defined in the employment agreements, they will be entitled to receive (i) the installments of their base salary not yet paid, payable when and as if they had continued to be employed by BBT until the six month anniversary of the date of such termination, and (ii) continued benefits for such six month period.

     Copies of the Merger Agreement, the Employment Agreements and the Note were included on Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2001.

     On August 31, 2001, the Company increased its ownership interest in GlobeDrive.com, Inc., an IT software company, from 27% to 55% pursuant to a stock purchase agreement between GlobeDrive and the Company
(see "Operating History", below). Prior to this investment, GlobeDrive's results of operations had been accounted for under the equity method.
Since August 31, 2001 the results of operations of GlobeDrive have been reflected in the Company's consolidated results of operations as if the Company had acquired its controlling interest in GlobeDrive as of January 1, 2001. Pre-acquisition losses not allocable to the Company have been included in minority interests in the consolidated statement of operations. Losses attributable to minority interests subsequent to the date of acquisition, August 31, 2001, are also reflected in minority interests.


Operating History

     When PZI was formed in 2000, our approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

     In early 2001, we concluded that market conditions had shifted to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. We thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held IT firms.

     In December 2001 we acquired our first operating Commonwealth member, Back Bay Technologies, Inc. BBT is a provider of technology consulting services primarily to Fortune 500 companies. Using IT strategists and architects, software engineers and system integrators, BBT focuses on projects including, but not limited to: facilitating business transactions, managing knowledge and information and facilitating enterprise communications. Their offerings include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

     With the implementation of our new IT Commonwealth TM strategy in 2001, we curtailed new, primary investments in concept stage and development stage companies, and evaluated the performance and market valuations of our existing investments. Some of these affiliate companies, (World Wide Web Institute, Inc., Failsafe.com, Inc., IJE, Inc. and RecruitmentBox.com, Inc.), did not achieve planned results, thus we wrote-off the value of these investments and recorded impairment charges of $888,150 in 2001. We do not expect these investments to benefit the IT Commonwealth TM in the future.

     As of December 31, 2001, however, we maintained interests in four affiliate companies that we believe can contribute significant value to the Commonwealth, either as stand-alone enterprises, through joint ventures or from their eventual sale or merger. A brief description of these four affiliate companies is presented below.

     GlobeDrive.com, Inc., a consolidated subsidiary at December 31, 2001, is a software company that has developed an information sharing solution that can be used to create user-defined, fully secure, two-way virtual private networks over the Internet. Using GlobeDrive, anyone with a computer and an Internet connection can create a password protected private network that can be used to manage workflow and communications needs. GlobeDrive completed a working model of its product in late 2000 that continued to undergo significant development throughout 2001. However, due to delays in business development efforts to generate revenues and deteriorations in market valuations for early stage Internet companies, we recorded an impairment charge related to our investment in GlobeDrive of $724,951 in 2001. Also, due to the uncertainty of GlobeDrive's future profitability, we recorded an impairment charge of $200,000 to reduce the value of capitalized software on GlobeDrive's balance sheet. GlobeDrive's management is pursuing a two-pronged revenue strategy in 2002. First, it is seeking a Chief Operating Officer who can help it commercialize its product offering for the retail market - a strategy that would involve either a subscription or licensing revenue stream. Second, it is seeking to customize and license its software for large institutions seeking to build their own private networks.

     Fanlink Networks, Inc., is a wireless application software company that has developed, in conjunction with major concessionaires and venue management entities, a product that facilitates in-seat ordering of food and souvenirs at a stadium or concert hall. On the front-end, the applications are device independent, allowing Fanlink to serve the entire installed base of wireless devices. On the back-end, Fanlink's software allows concessionaires to streamline operations and reduce costs while improving service levels for their customers. In 2001 it began testing a sports & entertainment application of its technology, launching at the Louisiana Superdome for several New Orleans Saints football games. The company is currently seeking additional capital to commercialize its product offering. However, due to delays in business development efforts and deteriorations in market valuations for early stage Internet companies, we recorded an impairment charge related to our investment in Fanlink of $778,978 in 2001.

     InfoDream Corporation provides corporate intranets with the search capabilities of a web browser combined with the relational knowledge of artificial intelligence ("AI"). InfoDream software addresses many of the challenges involved in acquiring, managing and optimizing human and intellectual capital. InfoDream's technology automates essential processes and provides access to valuable information about people and their expertise, documentation and enterprise knowledge, information that can then be used to improve business performance, facilitate innovation and enhance operations.

     Applied Discovery, Inc., was the first web-based litigation support service designed specifically for electronic document discovery. Its scalable technology platform consists of a high-throughput conversion engine, a sophisticated database structure and advanced document search and management tools. This platform allows Applied Discovery to quickly import, process, index and organize all original electronic data - including email messages, attachments and all complex underlying data. Legal professionals are now able to quickly and simply locate, review and categorize critical documents from any PC's web browser. Using Applied Discovery's solution, law firms can track the discovery process in real-time with unparalleled efficiency, allowing for more effective supervision and management of the firms' caseload. Applied Discovery seeks to capitalize on the enormous inefficiencies in today's litigation discovery process, focusing initially on the unique, un-addressed problems surrounding the discovery of email. Its application service provider offering is online and being marketed to top law firms in the U.S.

     In 2002, we expect the overall economy to show flat to modest growth, which should continue to provide a favorable business environment that will allow us to continue to grow the IT Commonwealth TM through acquisition. We will also endeavor to maximize the value of our earlier investments, either through utilization of their technologies by the IT Commonwealth TM, or by selling our interests in these affiliate companies at what we anticipate will result in a positive return to shareholders.


Critical Accounting Policies and Significant Use of Estimates in the Company's Financial Statements

     The SEC recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following listing is not intended to be a comprehensive list of all of our accounting policies. The Company's significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principals, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

     We have identified the valuation of investments in affiliate companies, long lived assets, revenue recognition, stock based compensation and the use of estimates as critical accounting policies of the Company.

Valuation of Investments in Affiliate Companies

     Short-term investments, primarily loans, are carried at amortized cost, which approximates fair value. Publicly held securities of affiliate companies are valued at the closing market price on the valuation date.

     Privately held securities of affiliate companies are valued at the lower of cost or fair value, as determined by management. The fair value of private securities is adjusted to reflect (1) meaningful third-party transactions in the private market or (2) significant progress or slippage in the development of the portfolio company's business such that cost is no longer reflective of fair value. It is possible that the estimated value may differ significantly from the amount that might ultimately be realized in the near term, and the difference could be material.

     The Company's investments in affiliate companies involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

Long-Lived Assets

     The Company reviews long-lived assets held and used in its business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business when indications of impairment are present. If it is determined that an impairment in value has occurred, the value of the asset will be written down to the present value of the future operating cash flows to the generated by the asset. Long-lived assets to be disposed of, if any, are evaluated in relation to their net realizable value. During 2001, the Company recorded charges of $2,392,079 for the impairment of its investments in certain affiliated companies. Also, due to the uncertainty of GlobeDrive's future profitability, we recorded an impairment charge of $200,000 to reduce the value of capitalized software.

Revenue Recognition

     Revenues from professional services rendered pursuant to time-and-materials contracts are recognized as services are performed. Revenues from fixed-fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion. Changes in the estimated costs during the course of the fixed-fee contract are reflected in the period in which the facts become known. Amounts received prior to the performance of services under the professional service contracts are recognized as a liability and revenue recognition is deferred until such time that the services have been performed and all revenue recognition criteria have been met. At December 31, 2001, the Company had deferred revenue of $15,138.

Stock-Based Compensation

     Stock based compensation arrangements with employees are accounted for in accordance with the provisions of Accounting Policies Board Opinion No.
25, Accounting for Stock Issued to Employees ("APB 25"). The Company applies Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation and Related Interpretations ("SFAS 123") for stock based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123 related to employee stock awards.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in the Company's financial statements that required the use of significant management estimates.

Impairments of Long-Lived Assets - During 2001, the Company recorded charges of $200,000 for the impairment of capitalized software of GlobeDrive and $2,392,079 for the impairment of its investments in certain affiliate companies. The impairment charges attributable to affiliate company investments were determined by management using its best estimates of the fair market value of these long-lived assets based on information available to the company at the time the impairments were recorded.
Relevant information considered by management in developing its estimates included the financial performance of the affiliate companies and the valuation placed on them by subsequent rounds of fundraising. The book value of GlobeDrive's capitalized software was written down to fair value based on the related discounted expected future cash flows from the software over its estimated remaining useful life.

Stock Based Compensation - In October 2000, the Company issued shares of restricted common stock to certain business associates in exchange for non-recourse notes that in the aggregate totaled $1,450,000. The issuance of these shares is accounted for in a manner similar to options, resulting in compensation charges based on the changes in the market value of the Company's Common Stock each period until the non-recourse notes are repaid. The Black-Scholes option-pricing model was used to determine the market value of the restricted shares, which required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed.

Allocation of Purchase Price - In connection with our purchase of BBT, we allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total purchase price, management used the best information available to make certain assumptions in estimating the fair market value of BBT's tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, and long term contracts) and liabilities.


Operating Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BBT, the Company operates in two segments, as follows:

IT Services - Through its wholly-owned subsidiary, BBT, the Company provides technology consulting services that include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

Development - The Company's Development segment makes investments in concept and development stage IT hardware and software companies, providing
financial, managerial and business plan consulting services.   With the
implementation of the new IT Commonwealth TM strategy in 2001, we curtailed new primary investments in the affiliate companies that comprise the Development segment.

During 2000, the Company only operated in the Development segment. All of the Company's operations during 2001 and 2000 were in the United States.

The accounting policies for the segments are the same as those described in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB. There were no inter-segment revenues or allocations of corporate costs to the segments during 2001.

The Company measures operating performance based on EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization.


Results of Operations

     We began generating service revenues with the acquisition of BBT on December 7, 2001. Net service revenues from BBT's consulting service activities for the three-week period ended December 31, 2001 and subsequent to BBT's acquisition were $339,726. The Company had no revenues during the year ended December 31, 2000.

     Costs of services consisted primarily of salaries and expenses of programming and technical personnel, and fees paid to outside consultants engaged for specific client projects. We began incurring these costs with the acquisition of BBT on December 7, 2001, and charged $316,620 to cost of services for the three week period ended December 31, 2001 and subsequent to the acquisition on December 7, 2001. There was no corresponding cost of services for the year ended December 31, 2000.

     Selling and marketing expenses were $37,289 in 2001, representing sales commissions and travel and entertainment costs to support BBT's sales. There were no corresponding selling and marketing costs in 2000.

     General and administrative expenses consisted primarily of professional fees, administrative employee compensation, stock-based compensation for corporate employees and consultants, and miscellaneous administrative expenses. For the year ended December 31, 2001, total general and administrative expenses were $2,867,182 versus $1,157,727 for the year ended
 December 31, 2000, representing an increase of $1,709,455, or 148%, attributable to increases in all areas of expenses. In 2001, general and administrative expenses attributable to BBT for the three week period from BBT's acquisition through December 31, 2001 were not significant.

     Professional fees increased $318,655, or 90%, from $353,614 in 2000 to $672,269 in 2001, primarily due to a full year of expenses, as well as the increased use of accounting and law firms in connection with the Company's public company status, certain litigation matters and due diligence in related to potential acquisitions.

     Employee compensation increased $824,459 to $871,959 in 2001 from $47,500 in 2000, mainly due to the hiring of additional management and a full year compensation expense in 2001 compared with two months of expense in 2000. Employee compensation in 2001 also included three weeks of expense for BBT. Also, compensation expense of approximately $197,500 was incurred in 2001 related to the recording of a provision for the doubtful collection of certain employee loans. These loans were made so the employee could invest in certain of the affiliate companies that the Company had invested in.
Since these loans are secured only by the value of the investments, which we believe have decreased in value, we have reserved for the potential uncollectibility of the employee loans.

     Stock based compensation rose $350,489, or 56%, to $974,239 in 2001 from $623,750 in 2000. This increase reflects a $569,397 charge for a restricted stock issuance to certain officers in September 2001 and a $92,000 charge for a restricted stock issuance to a non-employee business associate in exchange for legal services rendered during the first half of 2001. These increases were partly offset by a $333,847 reduction in stock based compensation expense related to an October 2000 restricted stock issuance to certain non-employee business associates. This decrease reflects changes in the assumptions used in the Black-Scholes option pricing model used to value these securities in 2001, primarily decreases in the Company's stock price and the estimated expected remaining life of the options.

     Miscellaneous administrative expenses increased $215,852, or 162%, to $348,715 in 2001 from $132,863 in 2000, primarily reflecting a full year of expenses in 2001. The primary components of miscellaneous administrative expenses were insurance and taxes other than income taxes.

     During 2001, we amortized $88,048 of goodwill related to our investment in GlobeDrive. Upon our acquisition of a majority interest in GlobeDrive and subsequent evaluation of the carrying value of our investment, we stopped amortizing the goodwill.

     During 2001, we recorded charges of $2,592,079 relating to the impairment of certain long-lived assets of the Company, primarily our investments in affiliate companies. These impairments were recorded based on our evaluations of the carrying value of our ownership interests in and advances made to the affiliate companies. Several factors were considered in making our evaluations, including (a) the achievement of business plan objectives and milestones, (b) the value of each ownership interest relative the carrying value, (c) the financial condition and prospects of the affiliate company, and (d) other factors we considered relevant. Of the total charges, $888,150 related to the write-off of our investments in WorldWideWeb
Institute, Failsafe, IJE and RecruitmentBox. Additionally, we recorded impairment charges of $724,951 to reduce the carrying value of our investment in GlobeDrive and $778,978 to reduce the carrying value of our Fanlink investment. Also, due to the uncertainty of GlobeDrive's future profitability, we recorded an impairment charge of $200,000 to reduce the value of capitalized software on GlobeDrive's balance sheet.

     The effect of these increases and decreases in the components of operating expenses resulted in an operating loss in 2001 of $(5,561,492) compared with a loss of $(1,157,727) in 2000, an increase of 380%.

     Interest income, consisting primarily of interest earned on the note receivable from BAB, Inc. that was issued in connection with the recapitalization and merger with BAB, Inc. (see Part I, Description of Business - Organizational Background) and on the notes issued to the Company by business associates in October 2000 to purchase shares of the Company's restricted Common Stock rose to $261,849 in 2001 from $52,033. This difference is attributable to the fact that in 2000 interest only accrued for two months while a full year's worth of interest was accrued in 2001. Interest expense of $10,876 in 2001 related to a principal shareholder to fund the cash portion of the proceeds paid to acquire BBT.

     Equity in losses of our affiliate companies was recorded in the amount of $187,701. We had no investments accounted for under the equity method in 2000. This change in accounting reflected our increased ownership interest in Fanlink during 2001.

     As a result of the above, our net loss increased ($4,165,152), or (377%), from ($1,105,694) in 2000 to ($5,270,846) in 2001.


Liquidity and Capital Resources

     The net cash used in operating activities was $485,584 in 2001 compared with $486,407 in 2000. Although there was little change in total operating cash flows between the years, the net loss, adjusted for non-cash items, was higher in 2001 reflecting the full year of expenses in 2001 compared with two months of expenses in 2000. This was offset by the changes in current assets and current liabilities that favorably impacted cash used in operating activities in 2001, including the collection of acquired BBT receivables during December 2001 and an increase in accrued expenses at December 31, 2001. During 2002, we will endeavor to continue to maintain the timely collection of receivables.

     The net cash used for investing activities was $2,303,240 in 2001, which primarily represented our cash consideration for the acquisition of BBT of $1,500,000, investments in affiliate companies of $781,846, the capitalization of $198,919 of software development costs and an increase in notes receivable from an employee of $78,858. This represented an increase of $179,740, or 8%, from the $2,123,500 net cash used for investing activities in 2000. In 2000, we made investments of $486,250 in affiliate companies, $1,400,000 in a note receivable from BAB, Inc. and $237,250 in notes receivable from an employee.

     Financing activities provided net cash of $1,998,804 in 2001 compared to $4,200,000 in 2000, representing a decrease of $2,201,196, or 52%. In 2001, we raised $1,500,000 from the issuance of a promissory note to a principal shareholder to fund the cash portion of the BBT acquisition, and $500,000 from a private sale of 250,000 restricted shares of the Company's common stock at $2.00 per share in December 2001. In 2000, we raised $4,200,000 from the issuance of the Company's Common Stock to officers of the Company.

     At December 31, 2001, our cash balance was $800,258 and our working capital was a $318,507. With the acquisition of BBT, we believe that the Company will generate cash from operations during 2002 that will be sufficient to satisfy the existing operating needs and working capital requirements of the consolidated Company. The Company may continue to supplement these operating cash flows with periodic private sales of restricted shares of the Company's Common Stock. However, we do not believe that operating cash flows will be sufficient to fund our plan to continue to grow our IT Commonwealth TM through acquisitions during 2002. Therefore, as potential acquisitions present themselves, we will need to obtain additional capital either through equity issuances, which will dilute current shareholders, or by incurring debt, which will require future interest payments and may require compliance with the restrictive financial and other covenants. However, if we succeed in finding potential IT Commonwealth TM members and are able to raise the additional capital required to consummate the contemplated acquisitions targeted in our business plan, we believe that the Company will become cash flow positive in 2003. We expect to be able to fund current operating activities and subsequent acquisitions from the operating cash flow generated by our IT Commonwealth TM members.

At December 31, 2001, the Company had the following financial commitments:

- Contingent consideration to be paid to the former BBT shareholders as part of the Company's acquisition of BBT on December 7, 2001. The maximum aggregate contingent consideration of $1,250,000 and 625,000 shares of common stock is payable in equal installments over three years subject to BBT's achievement of certain financial performance targets for each of the years ended December 31, 2002, 2003 and 2004.

- A note payable to a principal shareholder of the Company totaling $1,500,000 is due on December 31, 2004.

- An agreement to provide an additional $337,670 investment in Fanlink, subject to Fanlink's achievement of certain performance milestones.

- An agreement to provide an additional $66,000 of funding to GlobeDrive in the first quarter of 2002.

- Non-cancelable capital lease obligations totaling $32,595, which are payable in 2002 and 2003.


Inflation

     Inflation has not had a significant impact on our results of operations.


Recent Accounting Pronouncements

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation - an interpretation of APB 25. This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25, including the definition of an employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting pronouncements, business combinations were accounted for using one of two methods, the pooling-of-interest method or the purchase method. The Company's acquisition of BBT was accounted for under the purchase method pursuant to the provisions of SFAS 141.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and certain intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the Company's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company has applied the provisions of SFAS 142 to the goodwill and intangibles acquired in connection with the acquisition of its majority interest in Globe Drive (See Note 4) and to the acquisition of BBT (See Note 3).

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a significant impact on the Company's financial position or results of operations.


Certain Factors That May Affect the Company's Future Performance

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

Limited Operating History

     We only recently began to implement our current IT Commonwealth TM business strategy and therefore have a very limited operating history to evaluate. While with the acquisition of BBT we have begun to execute this strategy, there is no assurance that we will be able to acquire sufficient companies to grow our business and achieve the advantages of scale and other synergies that our strategy contemplates.

Prior Operating Losses; Lack of Profitability; Future Operating Results

     We have recently experienced significant losses in our operations. We may continue to incur losses for the foreseeable future. For the year ended December 31, 2001, our loss from operations was $5,425,914. Our expenses may increase as we seek to grow our business and as our business expands. Even if we become profitable, we may be unable to sustain our profitability. We may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to operate our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Dependence on Key Customers; Non-Recurring Revenue

     For the year ended December 31, 2001, BBT's three largest customers accounted for approximately 83% of revenues. Non-renewal or termination of BBT's contracts with these customers could have a material adverse effect on us. A large portion of our revenues derived from the consulting services rendered by BBT is generally non-recurring in nature. There can be no assurance that BBT will obtain additional contracts for projects similar in scope to those previously obtained from its principal customers or any other customer, that they will be able to retain existing customers or attract new customers or that they will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses in the event we choose to enter into "fixed-price" contracts.

     Our revenues are difficult to forecast. We may increase our corporate overhead expenses to increase the number of our acquisitions, while our operating companies may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. We may not be able to adjust our spending quickly enough to offset any unexpected revenue shortfall. In addition, at any given point in time, we may have significant accounts receivable balances with customers that expose us to credit risks if such customers are unable to pay such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

Emerging and Evolving Markets

     The markets for some of the services provided by BBT, our affiliate companies and prospective acquisition candidates are changing rapidly and evolving and, therefore, the ultimate level of demand for our services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT consulting services could materially adversely affect our business and prospects.

     Our success is dependent on our ability to continually attract and retain new customers as well as to replace customers who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on our part to create awareness of our services.

Competition

     Competition for the Internet and IT consulting services that are provided by BBT and us is significant, and we expect that competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against such competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than we have.

     Our competitors include national, regional and local IT consulting service providers, software development firms and major accounting and consulting firms such as Accenture, Answerthink, Keane, Kforce, MPS Group, Razorfish, Sapient, Scient and Viant.

     In addition, we also encounter competition from numerous other businesses that provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and Web-site development companies.

     Our competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop Internet products and services that are superior to or have greater market acceptance than ours. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

     New competitors, including large computer hardware, software, professional services and other technology and telecommunications companies, may enter our markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. We may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

     In addition, there is a very high level of competition among companies seeking to acquire interests in these IT service companies such as those we have targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find desirable candidates to become members of our IT Commonwealth TM. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, which entrepreneur-founders of privately held IT service companies generally place greater emphasis on than obtaining the management skills and networking services that we can provide. Even if we are able to successfully compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for interests in targeted IT Commonwealth TM members. If we cannot acquire interests in attractive companies on reasonable terms, our strategy to build an IT Commonwealth TM may not succeed.

Rapid Technological Change

     The market for Internet and IT professional services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, our business could be materially and adversely affected.

Systems Failure Risk

     Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, NY and at BBT's offices in Needham, MA. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays our network operations could materially and adversely affect our business.

Security Issues

     We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

Identifying Suitable Acquisition Candidates and New Acquisition Integration

     A key element of our expansion strategy is to grow through acquisitions. If we do identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. We may be required to incur additional debt, and we may be required to issue equity securities, which may be dilutive to existing stockholders, to fund acquisitions.

Unsuccessful Acquisitions

     There can be no assurance that any completed acquisition will enhance our business. If we proceed with one or more significant acquisitions in which the consideration includes cash, a substantial portion of our available cash could be used to consummate the acquisitions. If we were to consummate one or more acquisitions in which the consideration consisted of stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. Acquisitions are required to be accounted for under the purchase method, which could result in significant goodwill charges. In addition, an inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

Retaining Key Personnel

     There is intense competition for qualified personnel in the sectors in which we operate. The loss of existing personnel or the failure to recruit additional qualified technical, managerial and sales personnel, as well as expenses in connection with hiring and retaining personnel, could adversely affect our business. We also depend on the performance of our executive officers and key employees, some of whom have not entered into employment agreements with us.

     As of December 31, 2001, the Company had 32 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants, is intense. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

Need for Capital

     Our future capital uses and requirements will depend on numerous factors, including:

     o The extent to which our solutions and services gain market acceptance
     o The level of revenues from our present and future solutions and services
     o The expansion of operations
     o The costs and timing of product and service developments and sales and marketing activities
     o Costs related to acquisitions of technology or businesses; and
     o Competitive developments

     In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services we are able to offer to present and future customers and fund potential acquisitions, we may require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, and loans from related parties.

     There can be no assurance that additional funding will be available for us to finance our ongoing operations when needed or that adequate funds for our operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms acceptable to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. This could have a material adverse effect on our business.

Fluctuation in Quarterly Operating Results May Negatively Impact Our Stock
Price

     Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, not all of which are in our control. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of our Common Stock may fall.

     Factors that could cause quarterly results to fluctuate include:

     o Change in customer demand for products and services.
     o Timing of the expansion of operations.
     o Seasonality in revenues, principally during the summer and year-end holidays.
     o Changes in pricing by competitors or us.
     o Introduction of new products or services by competitors or us.
     o Costs related to acquisitions of technology or businesses.
     o Recession or slow-down in the U.S. economy.
     o Termination of customer contracts.

Changes in Government Regulations

     There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. The government may also seek to regulate some segments of our activities as basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Potential Liability to Customers

     Our services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of our customers' businesses. Our failure or inability to meet a customer's expectations in the performance of our services could harm our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although we have implemented policies to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. We attempt to limit contractually our damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although we maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, would adversely affect us.

Liability for Material Distributed Over the Internet

     The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the web sites we host or in email messages that we transmit. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites we host. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business may be materially adversely affected.

Future Sales of Common Stock By Existing Stockholders

     The market price of our Common Stock could decline as a result of sales by our existing stockholders of a large number of shares of Common Stock in the market or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

     We have granted options to purchase 776,610 shares under our 2001 Stock Option Plan. We granted 476,610 nonqualified stock options to the prior option holders of BBT as part of our acquisition of BBT on December 7, 2001, and 300,000 nonqualified stock options to our three outside directors on November 17, 2001. Also, as a result of the recapitalization and merger with BAB, Inc., at December 31, 2001 there were options outstanding to purchase 161,534 shares of the Company's Common Stock. If the holders of these options were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our Common Stock.

Common Stock Volatility

     The market price of our Common Stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of IT consulting companies have been especially volatile.

Lack of Dividends

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Ownership of the Company is concentrated

     David McCarthy, our Chief Executive Officer, and Claudio Guazzoni, our President, beneficially owned approximately 29% and 28%, respectively, of our outstanding Common Stock as of December 31, 2001. As a result, each of them possesses significant influence over the Company on matters, including the election of directors. Additionally, Bruno Guazzoni, an outside investor and a relative of Claudio Guazzoni, beneficially owned approximately 25% of our outstanding Common Stock as of December 31, 2001. As a result, Mr. Bruno Guazzoni possesses significant influence over the Company on matters, including the election of directors.

     The concentration of our share ownership may:

     o delay or prevent a change in our control;
     o impede a merger, consolidation, takeover, or other transaction involving the Company; or
     o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Our growth places strain on our managerial and operational resources

     Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial and operational resources. Further, as the number of our Commonwealth members grows, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Our further growth or an increase in the number of our strategic relationships may increase this strain on our managerial and operational resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan.

Our growth is dependent upon our producing revenue sufficient to cover our increasing expenses

     Our expenses will increase as we build an infrastructure to implement our business model. We expect to hire additional employees and expand information technology systems. We also plan to significantly increase our operating expenses to:

     o broaden our affiliate company support capabilities
     o explore acquisition opportunities and alliances with other companies;
       and,
     o facilitate business arrangements among affiliate companies

      If our increased expenses are not accompanied by increased revenue, our earnings will be lower than anticipated.

Some of our officers and directors may also serve as officers or directors of one or more of our affiliate companies

     As a result, the Company, our officers and directors, our affiliate companies, and our Commonwealth Members may face potential conflicts of interest with each other and with our stockholders. Specifically, our officers and directors may be presented with situations in their capacity as officers or directors of one of our affiliate companies or Commonwealth Members that conflict with their fiduciary obligations as officers or directors of the Company or of another affiliate company or Commonwealth Member.

It may be difficult to place accurate valuations on our interests

     There is typically no public market of equity securities of the small private companies in which we invest. As a result, the valuation of the equity securities of our affiliate companies and Commonwealth Members is subject to the good faith determination of our management and Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of affiliate companies may differ significantly from the values that would be placed on the portfolio if a ready market for the securities of our affiliate companies existed.

Item 7. Financial Statements.

      Our financial statements and footnotes related thereto are attached hereto at page F-1.

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

      On March 8, 2001, the board of directors of the Company approved the engagement of BDO Seidman, LLP ("BDO") as the principal accountant to audit the Company's financial statements for the years ended December 31, 2000 and 1999. During the Company's fiscal years ended December 31, 2000 and 1999 and the period subsequent to December 31, 2000 and prior to such appointment, we had not consulted the newly engaged accountant regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

     On August 6, 2001, we notified BDO that they would no longer be engaged as our auditors. This change of auditors was approved by our audit committee and board of directors. No report provided by BDO for the two fiscal years ended December 31, 2000 and 1999 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal years ended December 31, 2000 and 1999 and the subsequent period, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to BDO's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with the audit of the fiscal year ended December 31, 2000, BDO advised the Company of deficiencies in internal accounting controls due in large part to a lack of financial reporting and accounting expertise. Since completion of the audit the Company hired a chief financial officer and believes these deficiencies have been remedied.

     On August 6, 2001, the board of directors of the Company approved the engagement of Deloitte & Touche LLP ("Deloitte & Touche") as the new principal accountant to audit the Company's financial statements as of and for the year ended December 31, 2001. Deloitte & Touche was subsequently engaged to audit the Company's financial statements for the year ended December 31, 2000. During the Company's two most recent fiscal years and the subsequent period prior to such engagement, the Company had not consulted Deloitte & Touche nor had Deloitte & Touche provided any advice regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act

      Our directors and executive officers, their ages and positions are set forth below:

      Name                 Age               Title                      Since
      ----                 ---               -----                       ---

Claudio M. Guazzoni        39          President and                     2000
                                       Director

David M. McCarthy          40          Chief Executive                   2000
                                       Officer and Director

Jack M. Rapport            49          Chief Financial                   2001
                                       Officer and Treasurer

Pierre-Georges Roy         36          Chief Legal                       2001
                                       Officer and Secretary

L. Scott Perry             54          Director                          2001

Dr. Andrew Schiff          36          Director                          2000

Mohan Trikha               57          Director                          2001


All terms of office are for one year.

     Claudio M. Guazzoni - Mr. Guazzoni has served as President of Planet Zanett, Inc. since he co-founded the Company in 2000. Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President. At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of young technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group. His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion, provides Planet Zanett with expertise in international finance and deal structuring. Mr. Guazzoni serves as a director of Smartserv Online, an online information services company based in Stamford, Connecticut.

     David M. McCarthy - Mr. McCarthy has served as Chief Executive Officer of Planet Zanett, Inc. since he co-founded the Company in 2000. Prior to such time he had co-founded The Zanett Securities Corporation in 1993, of which he is still Vice President and Chairman. At Zanett Securities Corporation, Mr. McCarthy manages and supervises the executive and administrative staff, as well as all investment and banking activities.

     Jack M. Rapport - Mr. Rapport has served as the Chief Financial Officer of Planet Zanett, Inc. since April 2001. Prior to such time, Mr. Rapport served as the interim Chief Financial Officer of Adept, Inc. and then the Vice President of Corporate Development for Coriva, Inc., a wholly-owned subsidiary of Adept, Inc., since early 2000. From 1998 to early 2000, Mr. Rapport was self employed, serving as President and Chief Executive Officer of Whitehall Capital Associates, Ltd., a healthcare receivable management and finance company, in 1998 and Wyndham Capital Management, Ltd., a commercial finance consulting firm, in 1999. From 1995 to 1997, Mr. Rapport was the Executive Vice President and Chief Financial Officer of The Pharmacy Fund, Inc., a healthcare receivable management and finance company. In total, Mr. Rapport has over twenty eight years of financial and business experience in both public and private corporate settings including: Bank of America, Manufacturers Hanover Trust Co. and Blue Cross and Blue Shield of Maryland.

     Pierre-Georges Roy - Mr. Roy has served as the Chief Legal Officer and Secretary of Planet Zanett, Inc. since 2001. Prior to working for the Company, Mr. Roy served as Vice President - Corporate Development and General Counsel for Openstream, Inc., a software developer of wireless applications from 2000 to 2001 and was the practice leader in telecom corporate finance and mergers and acquisitions with Clifford Chance, the world's largest law firm, from 1997 to 2000. At Clifford Chance, Mr. Roy managed transactions worth over $20 billion in combined value.

     Andrew Schiff, MD - Dr. Schiff has been an associate with Perseus-Soros Biopharmaceutical Fund, LP. since 1999. Prior to such time, Dr. Schiff practiced internal medicine at The New York Presbyterian Hospital and served as an Assistant Professor of Medicine for 10 years. In addition, he has also has been a partner of a small, family run investment fund, Kuhn, Loeb & Co., as well as a consultant for Northwood Ventures, a Long Island, New York based venture group. In these capacities, he has been responsible for generating deal flow, evaluating investment potential of numerous opportunities in the life science and technology areas, and raising additional financing for portfolio companies.

     Mohan Trikha - Mr. Trikha is the President and Chief Executive Officer of InfoDream, which he joined in October 2000. Prior to joining InfoDream, Mr. Trikha was Vice President and General Manager of Strategy and Planning for Xerox Corporation's Internet and Software Solutions division from 1998 to 2000, where he played an important role in building the company's new generation of online services and solutions. Prior to such time he was Founder and Chief Executive Officer of InXight Software, an independent company funded by Xerox, from 1996 to 1998 and held several senior-level positions with divisions of Xerox Corporation and IBM. Mr. Trikha is on InfoDream's Board of Directors and sits on the Boards of iValue Hub, Abeona Networks, Crystal Software, and is an Executive Board Member of T.I.E., a professional organization for entrepreneurs.

     L. Scott Perry - Mr. Perry was with AT&T Corporation from January 1997 until his retirement in January 2002. During this period, he served as Vice President - Advanced Platform Systems from January 1997 to May 1998, Vice President - Strategy and Alliances from May 1998 to December 1999 and Vice President of Strategy & Business Development from January 2000 until his retirement. In these roles, he was responsible for building and refining the business strategy of AT&T and leading the development of growth plans which included close and effective relationships with other computer and networking product and service firms. Mr. Perry and his team led AT&T Corporation's 1998 acquisition of IBM's Global Network business.

     Before joining AT&T, Mr. Perry was with IBM for almost sixteen years. During that time he held a number of marketing and sales executive positions, culminating in his last assignment as General Manager, Academic Computing Information Systems, an independent business unit with responsibility for strategy, development, marketing and support of information systems to the higher education marketplace.

     Mr. Perry is on the board of directors and is the past Chairman of the Information Technology Association of America (ITAA), an association of software and services firms. He serves on the following Boards of Directors:
Junior Achievement of New York, INEA, a private financial planning software company based in Toronto, Canada, Smartserv Online, an online information services company based in Stamford, Connecticut, and AONET, a networking services startup in Santa Clara, California. He also is a member of the Cornell University Engineering College Advisory Council and serves on the Network Planning and Policy Advisory Council for UCAID (the University Corporation for Advanced Internet Development) - which runs the Internet2.

Item 10. Executive Compensation


     The response to this Item will be contained in our 2002 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management


      The following table shows, as of December 31, 2001, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer, (iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

                      Beneficial Ownership of Common Stock
                      ------------------------------------

Name and address of                 Number of Shares         Percentage
Beneficial Owner                    Beneficially Owned (1)  of Class (1)
------------------------            --------------------    ------------

Claudio Guazzoni                           7,454,111             28.6%
President

David McCarthy                             7,669,111             29.4%
Chief Executive Officer

Jack M. Rapport                              519,397              2.0%
Chief Financial Officer

Pierre-Georges Roy                            50,000              0.2%
Chief Legal Officer

Andrew Schiff                                 33,333 (2)          0.1%
Director

Mohan Trikha                                     -   (3)          0.0%
Director

L. Scott Perry                                   -   (4)          0.0%
Director

Bruno Guazzoni                             6,507,159             25.0%

All Directors and Executive Officers      15,725,952             60.3%
as a Group (7 persons)

(1) Calculated in accordance with Rule 13d-3 of the Exchange Act. The address for all persons listed in the above table is c/o Planet Zanett, Inc., 135 East 57th Street, New York, NY 10022.

(2) On November 17, 2001, Dr. Schiff was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of December 31, 2001, 2002 and 2003. Therefore, at December 31, 2001, Dr. Schiff had the right under these options to purchase 33,333 of vested shares, which represents 0.1% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter all vested shares are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(3) On November 17, 2001, Mr. Trikha was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of March 1, 2002, 2003 and 2004. At December 31, 2001, Mr. Trikha did not have any options to purchase shares that would vest within the next 60 days; therefore, no ownership percentage was reported as of such date. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(4) On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of August 1, 2002, 2003 and 2004. At December 31, 2001, Mr. Perry did not have any options to purchase shares that would vest within the next 60 days; therefore, no ownership percentage was reported as of such date. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

Item 12. Certain Relationships and Related Transactions


      During the past two years, the Company was a party to the following transactions with related parties:

     In March 2001, the Company advanced $100,000 to InfoDream Corporation, which was subsequently converted into preferred stock of InfoDream in June 2001. In November 2001, we advanced an additional $60,000 to InfoDream, which will be converted into preferred stock in 2002. Mr. Mohan Trikha, a director of the Company, is the President and Chief Operating Officer and a shareholder of InfoDream.

     In December 2001, Mr. Bruno Guazzoni loaned the Company $1,500,000 in exchange for a promissory note that matures in December 2004 and bears interest at 11% payable in cash on a quarterly basis. Mr. Guazzoni is a principal shareholder of the Company and the uncle of Mr. Claudio Guazzoni, the Company's President.

     In October 2000, Mr. Bruno Guazzoni contributed investments in certain affiliate companies to the Company in exchange for shares of PZCI Nevada, which converted into 1,700,000 shares of the Company's Common Stock upon the BAB, Inc. merger and recapitalization. At the time these investments were contributed, we valued them at $1,700,000.

Item 13. Exhibits List and Reports on Form 8-K


      The following documents are filed as part of this Report:

Exhibits List and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number         Document
-------        --------
2.1(1) Amended and Restated Agreement and Plan of Merger dated as of August 24, 2000 by and between BAB Holdings, Inc., PZ Acquisition, Inc., BAB (Delaware), Inc. and Planet Zanett Corporate Incubator, Inc.
2.2(2) Agreement and Plan of Merger dated October 18, 2000 between BAB and BAB (Delaware).
2.3(2) Articles of Merger (Illinois) merging BAB Holdings, Inc. into BAB (Delaware), Inc.
2.4(2) Certificate of Ownership and Merger (Delaware) Merging BAB Holdings, Inc. into BAB (Delaware), Inc.
2.5(2) Articles of Merger (Nevada) of Planet Zanett Corporate Incubator, Inc. into PZ Acquisition, Inc.
2.6(2) Certificate of Merger (Delaware) of Planet Zanett Corporate Incubator, Inc. into PZ Acquisition, Inc.
2.7(6) Agreement and Plan of Merger dated as of December 7, 2001 by and between Back Bay Technologies, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and the Shareholders of Back Bay Technologies, Inc.
3.1(9)   Certificate of Incorporation.
3.2(9)   Bylaws.
10.1(3) Series A Convertible Preferred Stock Purchase Agreement by and among Fanlink Networks, Inc., Planet Zanett Corporate Incubator, Inc. and certain other investors, dated December 5, 2000.
10.2(3) Investor Rights Agreement dated November 30, 2000, by and between Fanlink Network, Inc. and certain of its Investors.
10.3(3) Warrant for the Purchase of 1,394,031 Shares of Common Stock of Fanlink Networks, Inc., dated as of November 30, 2000.
10.4(3) Stockholders' Agreement dated November 30, 2000, between Fanlink Networks, Inc. and certain stockholders of Fanlink Networks, Inc.
10.5(4) First Amendment to Series A Preferred Stock Purchase Agreement by and between Applied Discovery, Inc. and certain investors dated as of September 29, 2000.
10.6(4) Series A Preferred Stock Purchase Agreement by and between Applied Discovery, Inc. and certain investors dated as of January 28, 2000.
10.7(4) Shareholders' Agreement dated as of January 28, 2000, by and between Applied Discovery, Inc. and certain stockholders of Applied Discovery, Inc.
10.8(4) Investor Rights Agreement dated January 28, 2000, by and between Applied Discovery, Inc. and certain of its Investors.
10.9(7) Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.10(7) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.11(7) Stockholders' Agreement dated as of January 26, 2001 by and between
         GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.12 Stock Purchase Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.13 Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.14 Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.15 Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.
10.16 Zanett Stock Plan adopted by the Company's Board of Directors on November 15, 2001
10.17 Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.18(6) Promissory Note in the amount of $1,500,000 dated December 7, 2001 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.19(6) Employment Agreement dated as of December 7, 2001 by and between
         Back Bay Technologies, Inc. and Marc Masselli
10.20(6) Employment Agreement dated as of December 7, 2001 by and between
         Back Bay Technologies, Inc. and Curtis D. Stevenson
10.21 Convertible Promissory Note in the amount of $50,000 dated February 15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
16.1(5) Letter from McEnerney, Brady & Company LLC dated March 8, 2001. 16.2(8) Letter from BDO Seidman, LLP dated August 6, 2001
21.1     Subsidiaries of Planet Zanett, Inc.


(1) Incorporated by reference to the Proxy Statement of BAB Holdings, Inc. dated September 15, 2000.
(2) Incorporated by reference to Company's Current Report on Form 8-K dated October 30, 2000.
(3) Incorporated by reference to Company's Current Report on Form 8-K dated December 18, 2000.
(4) Incorporated by reference to Company's Current Report on Form 8-K dated December 21, 2000.
(5) Incorporated by reference to Company's Current Report on Form 8-K dated March 8, 2001.
(6) Incorporated by reference to Company's Current Report on Form 8-K dated December 21, 2001.
(7) Incorporated by reference to Company's Current Report on Form 8-K dated February 9, 2001.
(8) Incorporated by reference to Company's Current Report on Form 8-K dated August 7, 2001.
(9) Incorporated by reference to Company's Annual Report on Form 10-KSB dated April 13, 2001.


(b)  Reports on Form 8-K

     On December 21, 2001, the Company filed a Form 8-K disclosing information regarding our acquisition of BBT on December 7, 2001. As audited financial statements for BBT were not available as of the date of that filing, an amendment was filed February 21, 2002 on Form 8-K/A to present the audited financial statements of BBT for the year ended December 31, 2000 and the period ended December 7, 2001 and pro forma condensed combined financial information for the Company and BBT

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the
City New York, State of New York, on [                 ].

                                           PLANET ZANETT, INC.


                                       BY: /s/ David M. McCarthy
                                           -----------------------------------
                                           David M. McCarthy
                                           Chief Executive Officer
                                           (Principal Executive Officer)



KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Planet Zanett, Inc., hereby severally constitute Claudio M. Guazzoni, David M. McCarthy, Jack M. Rapport and Pierre-Georges Roy, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-KSB filed herewith and any and all amendments to said Form 10-KSB, and generally to do all such things in our names and in our capacities as officers and directors to enable Planet Zanett, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-KSB and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2002.


SIGNATURE                                             TITLE

/s/ Claudio Guazzoni                        President and Director
----------------------------------
Claudio Guazzoni


/s/ David M. McCarthy                       Chief Executive Officer
----------------------------------          and Director
David M. McCarthy


/s/ Jack M. Rapport                         Chief Financial Officer
----------------------------------         (Principal Financial and Accounting
Jack M. Rapport                             Officer)



/s/ L. Scott Perry                          Director
----------------------------------
L. Scott Perry


/s/ Dr. Andrew Schiff                       Director
----------------------------------
Dr. Andrew Schiff


/s/ Mohan Trikha                            Director
----------------------------------
Mohan Trikha

                              PLANET ZANETT, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000         F-3

Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000                                      F-4

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2001 and 2000                  F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000                                      F-6


Notes to Consolidated Financial Statements                           F-7

Independent Auditors' Report


To the Board of Directors and Stockholders of Planet Zanett, Inc.


We have audited the accompanying consolidated balance sheets of Planet Zanett, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
New York, New York
April 8, 2002

                               PLANET ZANETT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                               -----------------------------
                                                  2001              2000
                                               -----------        ----------
Assets

Current assets:
     Cash and cash equivalents                 $   800,258        $1,590,278
     Accounts receivable                           439,366                 -
     Interest receivable                           130,705            38,077
     Due from employees, net                       127,016           238,681
     Prepaid expenses and other current assets      93,584            83,953
                                               -----------        ----------
          Total current assets                   1,590,929         1,950,989

Property and equipment, net                        102,584            12,905
Capitalized software, net                          105,424                 -
Loans receivable                                 1,161,469         1,400,000
Goodwill                                         4,629,977                 -
Investments, at fair value                         691,269         2,451,250
Other assets                                         3,813                 -
                                               -----------        ----------
          Total assets                         $ 8,285,465        $5,815,144
                                               ===========        ==========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                          $   243,632        $        -
     Accrued expenses                              997,625            90,175
     Deferred revenue                               15,138                 -
     Capital lease obligation                       16,026                 -
                                               -----------        ----------
          Total current liabilities              1,272,421            90,175
                                               -----------        ----------
Note payable, related party                      1,500,000                 -
Capital lease obligation, less current
          Portion                                   16,569                 -
Deferred income taxes                              124,078                 -
                                               -----------        ----------
         Total liabilities                       2,913,068            90,175

Minority interests                                 127,500                 -

Commitments                                              -                 -
..
Stockholders' equity
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                      -                 -
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        26,076,449 and 24,232,052 shares
        issued and outstanding, respectively        26,076            24,232
     Paid-in capital                            14,234,149         9,887,497
     Notes receivable for stock
        subscriptions                           (2,019,397)       (1,450,000)
     Deferred compensation                        (613,729)       (1,625,404)
     Accumulated deficit                        (6,382,202)       (1,111,356)
                                               -----------        ----------
           Total stockholders' equity            5,244,897         5,724,969
                                               -----------        ----------
           Total liabilities and
             stockholders' equity              $ 8,285,465        $5,815,144
                                               ===========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               PLANET ZANETT, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                  ---------------------------
                                                      2001           2000
                                                  -----------     -----------

Services revenue                                  $   339,726     $         -

Operating expenses:
      Costs of services                               316,620               -
      Selling and marketing                            37,289               -
      General and administrative (including non-
        cash compensation and consulting expense
        of $974,239 and $623,750, respectively)     2,867,182       1,157,727
      Amortization of goodwill                         88,048               -
      Impairment charges                            2,592,079               -
                                                  -----------     -----------
              Total operating expenses              5,901,218       1,157,727
                                                  -----------     -----------
              Operating loss                       (5,561,492)     (1,157,727)
                                                  -----------     -----------
Other (income)/expense:
       Interest income                               (261,849)        (52,033)
       Interest expense                                10,876               -
                                                  -----------     -----------

       Total other (income)/expense                 ( 250,973)        (52,033)

Equity in losses of affiliates                        187,701               -
Minority interest                                     186,014               -
                                                  -----------     -----------
Loss before income taxes                           (5,312,206)     (1,105,694)

Income tax benefit                                    (41,360)              -
                                                  -----------     -----------
Net loss                                          $(5,270,846)    $(1,105,694)
                                                  ===========     ===========
Weighted average shares outstanding                23,259,184      22,892,052
                                                  ===========     ===========

Loss per share (basic and diluted)                $     (0.23)    $     (0.05)
                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                                             PLANET ZANETT, INC.
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Notes
                                                                         Receivable
                                LLC         Common Stock      Paid-in    for Stock     Deferred       Accumulated
                              Interest     Shares    Amount   Capital   Subscriptions Compensation      Deficit           Total
Balance, January 1, 2000        $75             -   $      -  $      -   $         -    $        -     $   (5,662)    $   (5,587)
Common stock issued
   in connnection with
   the BAB, Inc. merger
   and recapitalization           -     22,517,052   22,517    (22,517)            -             -              -              -
Conversion of interest
   in Willow Bay
   Associates LLC in
   connection with
   recapitalization             (75)             -         -         75            -             -              -              -
Contribution of affiliate
 company investments              -              -         -  1,700,000            -             -              -      1,700,000
Cash contribution                 -              -         -  4,200,000            -             -              -      4,200,000
Restricted common stock
   issued for an affiliate
   company investment and
   compensation to
   non-employees                  -        265,000      265     440,085            -       (55,948)             -        384,402
Compensation expense and
   deferred compensation
   on restricted common
   stock issued to
   non-employees                  -      1,450,000    1,450   3,522,354   (1,450,000)   (1,569,456)             -        504,348
Contributed services              -              -        -      47,500            -             -              -         47,500
Net loss                          -              -        -           -            -                   (1,105,694)    (1,105,694)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 2000 $      -     24,232,052  $24,232  $9,887,497  $(1,450,000)  $(1,625,404)   $(1,111,356)    $5,724,969

Compensatory restricted
   common stock issued
   to non-employees               -         25,000       25      91,975            -             -              -         92,000
Compensatory restricted
   Common stock sold
   to employees                   -        569,397      569   1,138,225     (569,397)            -              -        569,397
Contributed services              -              -        -     190,000            -             -              -        190,000
Issuance of common stock and
   options in connection
   with the BBT acquisition       -      1,000,000    1,000   3,203,400            -       (59,306)             -      3,145,094
Sale and issuance of
   restricted common stock        -        250,000      250     499,750            -             -              -        500,000
Adjustments to deferred
   compensation                   -              -        -    (781,078)           -     1,070,981              -        289,903
Contributed services from
   related party                  -              -        -      26,000            -             -              -         26,000
Services contributed to
   related party                  -              -        -     (21,620)           -             -              -        (21,620)
Net loss                          -              -        -           -            -             -     (5,270,846)    (5,270,846)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 2001      $ -     26,076,449  $26,076 $14,234,149  $(2,019,397)    $(613,729)   $(6,382,202)    $5,244,897


The accompanying notes are an integral part of these consolidated financial statements.

                                PLANET ZANETT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                   ---------------------------
                                                       2001            2000
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(5,270,846)    $(1,105,694)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                     93,415               -
      Stock based compensation and services            974,239         623,750
      Impairment charges                             2,592,079               -
      Equity in losses of affiliates                   187,701               -
      Minority interest                               (186,014)              -
      Provision for doubtful notes from employee       197,523               -
      Contributed services from management             190,000          47,500
      Contributed services from related party           26,000               -
      Services contributed to related party            (21,620)              -
      Changes in:
        Accounts receivable                            254,882               -
        Interest receivable                            (86,001)        (39,508)
        Prepaid expenses and other current assets       12,293         (96,858)
        Accrued Expenses                               476,762          84,403
        Accounts payable                                74,003               -
                                                   -----------     -----------
        Net cash used in operating activities         (485,584)       (486,407)

Cash flows from investing activities:
       Cash paid for acquisitions,
         net of cash acquired                       (1,482,148)              -
       Capitalization of software
         development costs                            (198,919)              -
       Investments in affiliate companies             (781,846)       (486,250)
       Due from employees                              (78,858)       (237,250)
       Issuance of notes receivable                          -      (1,400,000)
       Collection of notes receivable                  238,531               -
                                                   -----------     -----------
       Net cash used in investing activities        (2,303,240)     (2,123,500)

Cash flows from financing activities:
       Sale and issuance of restricted
         common stock                                  500,000               -
       Issuance of note payable,
         related party                               1,500,000               -
       Capital contribution                                  -       4,200,000
       Capital lease payments                           (1,196)              -
                                                   -----------     -----------
       Net cash provided by financing activities     1,998,804       4,200,000
                                                   -----------     -----------
Net increase (decrease) in cash
   and cash equivalents                               (790,020)      1,590,093

Cash and cash equivalents, beginning of year         1,590,278             185
                                                   -----------     -----------
Cash and cash equivalents, end of year             $   800,258     $ 1,590,278
                                                   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                PLANET ZANETT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Business and Organization

Business

Planet Zanett, Inc. (the "Company") is an information technology ("IT") services company. We are building an IT Commonwealth TM (the "Commonwealth") by acquiring profitable, privately-held IT consulting firms that serve Fortune 500 caliber companies and organizations. Our business model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities ("members") while achieving economies of scale, increasing competitive advantage and maximizing the financial and operating performance of the IT Commonwealth TM as a whole.

We provide services that help clients use technology to make business transactions more efficient, manage knowledge and information, or facilitate enterprise communications. Included among these services are IT systems planning and design, business process engineering, applications development and systems integration.

Commonwealth members can avail themselves of corporate services provided by PZI, such as: legal support; financial and accounting assistance; employee benefits, recruiting and other human resources administration; and network management and maintenance. By having PZI provide these services, members can focus on their core skill set and achieve the highest possible standards of service quality. We encourage collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth members, while seeking to preserve their autonomy and individual strengths. Our objective is to offer solutions that meet or exceed client expectations, are delivered on time and within budget and achieve superior results.

When PZI was formed in 2000, our approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

In early 2001, we concluded that market conditions had shifted to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. We thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held IT consulting firms.

Organization

Planet Zanett was formed on October 30, 2000, pursuant to an Amended and Restated Agreement and Plan of Merger dated August 24, 2000 (the "Merger Agreement") between BAB Holdings, Inc., an Illinois corporation ("BAB"),
PZ Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("PZ Acquisition"), BAB (Delaware), Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("BAB Delaware") and Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), where under(i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc. and PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc. ("PZCI").

PZCI was originally organized under the laws of the State of Nevada on March 21, 1996 under the name Willow Bay Associates, LLC. Willow Bay changed its name to Planet Zanett Corporate Incubator, LLC on June 12, 2000 and, on July 25, 2000, was merged into PZCI Nevada, in order to convert to corporate form.

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

The Company's historical financial statements prior to the recapitalization reflect the financial position, results of operations and cash flows of PZCI Nevada and its predecessors.

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

Pursuant to the Merger Agreement, BAB, Inc. issued a promissory note in favor of the Company in the amount of $1,400,000. The note accrued interest, payable quarterly, at a rate per annum of 1% plus the prime rate. The original maturity date of the note was October 18, 2002. On October 18, 2001, the promissory note from BAB, Inc. was amended to extend the maturity date of the note to October 18, 2003 and increase the annual interest rate to 2% plus the prime rate effective October 19, 2001.

2.       Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Equity Investments

Investments in development and early stage affiliate companies over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights.

Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of its equity-method investments, as measured at the time the Company acquired its ownership interests, is amortized on a straight-line basis over three years. Such amortization is included in the caption "Equity in losses of affiliates" in the statement of operations. The Company has an investment in one entity that is accounted for under the equity method of accounting at December 31, 2001.

Valuation of Investments in Affiliate Companies

Short-term investments, primarily loans, are carried at amortized cost, which approximates fair value. Publicly held securities of affiliate companies are valued at the closing market price on the valuation date.

Privately held securities of affiliate companies are valued at the lower of cost or fair value, as determined by management. The fair value of private securities is adjusted to reflect (1) meaningful third-party transactions in the private market or (2) significant progress or slippage in the development of the portfolio company's business such that cost is no longer reflective of fair value. It is possible that the estimated value may differ significantly from the amount that might ultimately be realized in the near term, and the difference could be material.

The Company's investments in affiliate companies involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the carrying value of investments in affiliates, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets.

Software development costs

The Company capitalizes the cost of computer software to be sold or otherwise marketed in accordance with the provisions of Statement of Financial Accounting Standard No. 86, Computer Software to be Sold or Marketed (SFAS 86). Costs related to the conceptual formulation and design of software is expensed as product development. Costs incurred subsequent to the establishment of technical feasibility are capitalized. Capitalization of costs ceases when the product becomes available for general release to customers. Capitalized software costs are amortized over three years or the expected life of the product. Development costs in the amount of $198,919 were capitalized during 2001; no amounts were capitalized in 2000.

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

Revenue Recognition

     Revenues from professional services rendered pursuant to time-and-materials contracts are recognized as services are performed. Revenues from fixed-fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion. Changes in the estimated costs during the course of the fixed-fee contract are reflected in the period in which the facts become known.

Deferred Revenue

     Amounts received prior to the performance of services under the professional service contracts are recognized as a liability and revenue recognition is deferred until such time that the services have been performed and all revenue recognition criteria have been met. At December 31, 2001, the Company had deferred revenue of $15,138.

Long-Lived Assets

     The Company reviews long-lived assets held and used in its business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business when indications of impairment are present. If it is determined that an impairment in value has occurred, the value of the asset will be written down to the present value of the future operating cash flows to the generated by the asset. Long-lived assets to be disposed of, if any, are evaluated in relation to their net realizable value. During 2001, the Company recorded an impairment charge $2,392,079 for the impairment of its investments in certain affiliate companies. In addition, during 2001, the Company recorded an impairment charge of $200,000 related to capitalized software of a consolidated subsidiary resulting from a reduction in the expected discounted cash flows to be realized from the software.

Stock-Based Compensation

Stock based compensation arrangements with employees are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company applies Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation and Related Interpretations (SFAS 123) for stock based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123 to employee stock arrangements.

Comprehensive Income

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, requires a full set of general purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income other than net income.

Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding for the period. Diluted loss per share is similar to basic loss per share except that the weighted average number of common shares outstanding is adjusted to include all dilutive potential common shares that were outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect.

At December 31, 2001 and 2000, we excluded 1,239,500 and 1,340,000 shares of restricted common stock, respectively, from the computation of basic loss per share as they were subject to a repurchase feature. These restricted shares, as well as outstanding options to purchase 937,622 and 161,534 shares of common stock at December 31, 2001 and 2000, respectively, were excluded from the computation of diluted loss per share as they would be antidilutive.

Segment Reporting

Statement of Financial Accounting Standard No. 131, Disclosures about
Segments of an Enterprise and Related Information (SFAS 131), replaces the "industry segment" approach with the "management segment" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.
 The Company had two reportable segments in 2001 (see Note 19).

Fair Value of Financial Instruments

The carrying value of short-term financial instruments, which include cash equivalents, accounts receivable, interest receivable, accounts payable and accrued expenses approximate their fair values due to their short maturities.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's long-term notes payable approximates its current fair value.

Recent Accounting Pronouncements

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation - an interpretation of APB 25. This interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25, including the definition of an employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting pronouncements, business combinations were accounted for using one of two methods, the pooling-of-interest method or the purchase method. The Company's acquisition of BBT was accounted for under the purchase method pursuant to the provisions of SFAS 141.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and certain intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the Company's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The Company has applied the provisions of SFAS 142 to the goodwill and intangibles acquired in connection with the acquisition of its majority interest in Globe Drive (See Note 4) and to the acquisition of BBT (See Note 3).

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a significant impact on the Company's financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with their current year presentation.


3.       Acquisition Of Back Bay Technologies

On December 7, 2001, the Company acquired its first IT Commonwealth TM member. Pursuant to the terms of the Agreement and Plan of Merger (the "BBT Merger Agreement") dated as of December 7, 2001 ("Closing"), among the Company, Planet Zanett Merger Sub BBT, Inc. ("Merger Sub"), Back Bay Technologies, Inc. ("BBT"), and the shareholders of BBT, the Company acquired BBT through a merger (the "Merger") of BBT with and into Merger Sub. Upon consummation of the Merger, the separate corporate existence of BBT ceased, and the name of Merger Sub was changed to Back Bay Technologies, Inc. The acquisition of BBT was accounted for as a purchase combination by the Company.

The maximum aggregate consideration to be paid by the Company to the BBT shareholders is $2,750,000 in cash and 1,625,000 shares of the Company's common stock ("Common Stock"). Initial consideration of $1,500,000 in cash and 1,000,000 shares of Common Stock, valued at $2,290,000, was paid to the BBT shareholders at Closing. The value of the Common Stock issued at Closing was determined based on the weighted average closing price of the Common Stock for the three trading days immediately preceding the Closing. In addition, all outstanding options to purchase BBT common stock have been exchanged, pursuant to the BBT Merger Agreement, for options to purchase 476,088 shares of Common Stock of the Company. The options have varying exercise prices and vesting periods. The Company valued such stock options using the Black-Scholes pricing model at approximately $914,400, of which approximately $853,400 was included in the purchase price and approximately $61,000 was attributed to deferred compensation for future services. The calculations were prepared based on the following weighted average assumptions:

       Volatility                                    73%
       Expected life                            5 years
       Risk free interest rate                     4.5%
       Dividend rate                                  -

As part of the maximum aggregate consideration, the BBT shareholders are eligible to receive additional consideration in each of the three successive annual periods commencing January 1, 2002 based upon BBT attaining specified earnings targets in each period. This contingent consideration consists of a maximum payment of $416,667 in cash in each period and the issuance of a maximum of 208,333 shares of Common Stock in each period.

No contingent consideration will be paid to the BBT shareholders if BBT's EBITDA, as defined in the BBT Merger Agreement, is less than $700,000 during the respective annual period. The maximum contingent consideration will be paid if BBT's EBITDA equals or exceeds $1,000,000 during the respective annual period. In the event that any contingent consideration is paid to the BBT shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of the acquisition. The value of any contingent shares will be determined based on the weighted average closing price of the Company's Common Stock for the three trading days immediately preceding the resolution of the contingency.

The Common Stock issued or issuable to the BBT shareholders pursuant to the BBT Merger Agreement (and Common Stock issuable pursuant to the exercise of stock options granted to the BBT employees after the consummation of the Merger) (the "Shares") is subject to certain transfer restrictions until November 1, 2005. A portion of the Shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company is required to file a registration statement on or before July 1, 2002 covering the resale of the Shares and will use reasonable efforts to maintain the effectiveness of such registration statement until December 7, 2004.

The Company funded the cash portion of the purchase price paid at Closing by issuing a promissory note (the "Note") to a principal shareholder of the Company. The Note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The Note may be pre-paid without penalty.

The following table sets forth the components of the purchase price:

     Cash paid                               $1,500,000
     Value of common stock issued             2,290,000
     Value of stock options issued              853,400
     Estimated transaction costs                270,000
                                             ----------
     Total purchase price                    $4,913,400
                                             ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed at December 7, 2001:

     Current assets                          $  767,986
     Property and equipment                     102,487
     Other assets                                 3,813
     Liabilities assumed, current              (408,856)
     Liabilities assumed, long term             (16,569)
                                             ----------
Fair value of net assets acquired               448,861
                                             ----------
Cost in excess of net assets acquired         4,464,539
Deferred taxes resulting from
  the acquisition                               165,438
                                             ----------
Recorded goodwill                             4,629,977
                                             ----------
Total fair value of net assets acquired
   and recorded goodwill                     $5,078,838
                                             ==========

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of BBT had occurred on January 1, 2000. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1, 2000 or indicative of results that may occur in the future.

                                                  Year ended December 31,
                                                ---------------------------
                                                    2001           2000
                                                ------------   ------------
Revenue                                         $ 6,866,084    $ 2,404,129
Net loss                                        $(4,571,007)   $(1,111,454)
Basic and diluted loss per common share         $     (0.19)   $     (0.04)

4.     Acquisition of Majority Interest

In August 2001, the Company invested an additional $84,600 in GlobeDrive.com, Inc. ("GlobeDrive"). This investment resulted in the Company's ownership interest increasing from 27% to 55%. Prior to this investment, GlobeDrive's results of operations had been accounted for under the equity method. In accordance with the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB 51), the results of operations of GlobeDrive have been reflected in the Company's consolidated results of operations for the year ended December 31, 2001 as if the majority interest in GlobeDrive had been acquired at January 1, 2001. Pre-acquisition losses not allocable to the Company have been included in minority interest in the consolidated statement of operations. Losses attributable to minority interests subsequent to the August 31, 2001 acquisition date are also reflected in minority interests.

The Company's investment in GlobeDrive during August 2001 was at a significantly lower valuation than its prior investment, in the amount of $900,000, made in April 2001. The general decline in the valuations of technology companies coupled with the difficulty in raising additional capital for development stage ventures enabled the Company to obtain a greater percentage ownership for its subsequent round of financial support. As a result of the difference in valuations, the Company has recognized an impairment loss of $724,951 related to the carrying value of its prior investment during the year ended December 31, 2001.

The Company invested an additional $60,000 in GlobeDrive during the fourth quarter of 2001, and has committed to invest, subject to certain terms and conditions, an additional $66,000 through March 2002. At December 31, 2001, the Company's ownership interest in GlobeDrive was 58%.

5.     Investments in Affiliate Companies

Investments in affiliate companies consist of the following at December 31, 2001 and 2000.
                                                       December 31,
                                                 ------------------------
                                                    2001         2000
                                                 ----------    ----------
       WorldWideWebInstitute.com, Inc.           $        -    $  265,000
       IJE, Inc.                                          -       500,000
       Applied Discovery, Inc.                      450,000       450,000
       Fanlink Networks, Inc.                        79,419       452,250
       InfoDream Corporation                        161,850             -
       GlobeDrive.com, Inc.                               -       684,000
       Failsafe, Inc.                                     -       100,000
                                                 ----------    ----------
       Investments, net                          $  691,269    $2,451,250
                                                 ==========    ==========


6.      Impairment of Investments

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

During 2001, the Company recorded impairment charges in the amount of $2,392,079 related to its investments in and loans to affiliate companies, as detailed below.

       Affiliate                                   Amount
       ---------                                 ----------
       WorldWideWebInstitute.com, Inc.           $  265,000
       IJE, Inc.                                    500,000
       Fanlink Networks, Inc.                       778,978
       GlobeDrive.com, Inc.                         724,951
       RecruitmentBox.com, Inc.                      23,150
       Failsafe, Inc.                               100,000
                                                 ----------
       Total                                     $2,392,079
                                                 ==========

The Company wrote-off the balance of its investments in WorldWideWeb Institute.com, Inc. ("WWWI") and Failsafe, Inc., as they ceased operations during 2001.

The Company recorded impairment charges related to its investments in IJE, Inc. and RecruitmentBox.com, Inc. due to the inability of the management of these two companies to make any significant progress in the execution of their business plans.

The impairment charges recognized in 2001, related to the Company's investments in Fanlink Networks, Inc. ("Fanlink") and GlobeDrive, were the result of a significant decrease in the valuation of these affiliates based on the Company's subsequent investments in them during the year.

7.     Restricted stock issuances and non-cash compensation

In October 2000, the Company issued 1,450,000 shares of restricted common stock at $1.00 per share to business associates in contemplation of their efforts in assisting the Company in the development of its business

The Company was issued non-recourse notes as payment for this restricted Common Stock in the aggregate amount of $1,450,000; 250,000 shares vested immediately and 1,200,000 shares are subject to a repurchase feature that lapses over five years. Of these 1,200,000 shares, the Company's repurchase option on 90,000 shares expired in 2001. The repurchase option on the remaining 1,110,000 shares expire over the next four years, as follows:

                     Year of expiration                     Shares
                     ---------------------------------------------
                     2002                                  210,000
                     2003                                  330,000
                     2004                                  450,000
                     2005                                  120,000
                     ---------------------------------------------
                     Total                               1,110,000
                     =============================================

The notes bear interest at 6.09% per annum and mature on October 31, 2005. Interest is payable annually on December 31, commencing with December 31, 2001. The stock serves as collateral for these notes.

The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company, under certain circumstances, to cancel the subscription agreement and repurchase any of the shares at their issue price of $1.00 per share for which the repurchase feature has not expired.

The restricted stock has been issued subject to non-recourse notes and, therefore, is accounted for in a manner similar to stock options. Compensation has been determined in accordance with SFAS 123, based on the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Expense with regard to the restricted stock issuance is charged to operations over the five-year period over which the Company's repurchase option expires. Future charges or reductions in expense will be based on the fair value of the Common Stock over the five-year period. During the years ended December 31, 2001 and 2000, the Company recognized non-cash stock compensation expense related to these issuances of $289,903 and $518,544, respectively. At December 31, 2001 and 2000, the unamortized deferred compensation expense attributable to these restricted stock issuances was $554,423 and $1,569,456, respectively. The decrease in deferred compensation reflects changes in the assumptions used in the Black-Scholes option pricing model used to value these securities in 2001, primarily decreases in the Company's stock price and the estimated expected remaining lives of the securities.

In January 2001, the Company issued 25,000 shares of restricted Common Stock as consideration for legal services. The stock is subject to a restriction that prohibits its sale for twelve months. The Company recorded non-cash legal expense of $92,000 in 2001 related to this restricted stock issuance. The charge was equal to the fair market value of the Company's stock at the date of grant.

In September 2001, the Company issued 569,397 shares of restricted common stock to two of its executive officers, at $1.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes by the officers as payment of this restricted Common Stock. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum and are secured by the Common Stock. The Company recorded non-cash compensation expense in 2001 in the amount of $569,397 for these restricted stock issuances.

8.     Stock Issued For Investment and Future Services

In October 2000, the Company issued 265,000 shares of restricted Common Stock in exchange for an investment in WWWI and future services from certain WWWI employee shareholders. 125,000 shares vested immediately and 140,000 shares are subject to a repurchase feature that lapses over five years. Of these 140,000 shares, the Company's repurchase option on 10,500 shares expired in 2001. The repurchase option on the remaining 129,500 shares expire over the next four years, as follows:

                       Year of expiration                         Shares
                      --------------------------------------------------
                       2002                                       24,500
                       2003                                       38,500
                       2004                                       52,500
                       2005                                       14,000
                      --------------------------------------------------
                       Total                                     129,500
                      ==================================================


The holders of this restricted Common Stock are subject to an agreement that requires them to hold these shares through October 31, 2005, and allows the Company under certain limited circumstances, through 2004, to cancel the subscription agreement and repurchase any of the shares for which the repurchase feature has not expired.

Compensation for the future service has been determined in accordance with SFAS No. 123, based on the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Non-cash consulting expense with regard to these consulting services will be charged to operations over the five-year repurchase period. Due to a decline in the value of the Company's Common Stock, no non-cash consulting expense was recognized in 2001. Non-cash consulting expense in the amount of $105,206 was recognized in 2000. At December 31, 2001 and 2000 the unamortized deferred compensation expense attributable to these restricted stock issuances was zero and $55,946, respectively.

9.     Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. The Company sells its consulting services to domestic Fortune 500 level companies in the financial services industry, and could be affected directly by the financial well being of this industry. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the year ended December 31, 2001, the Company had three customers that accounted for approximately 42%, 28% and 13% of total revenue. At December 31, 2001, the Company had two customers that accounted for 48% and 42% of accounts receivable.

10.     Property and Equipment

Property and equipment consist of the following at December 31, 2001. The Company had no property and equipment at December 31, 2000.


                                           Estimated
                                             Useful       December 31,
                                              Lives           2001
                                           ---------      ------------

              Computer equipment            3 years        $  77,850
              Furniture and fixtures        5 years           26,088
                                                           ---------
              Total                                          103,938
              Less accumulated depreciation
                 and amortization                             (1,354)
                                                           ---------
              Property and equipment, net                  $ 102,584
                                                           =========

At December 31, 2001, equipment acquired under capital leases consists of computer equipment with a cost basis of $28,747.


11.       Accrued Expenses

Accrued expenses were comprised of the following at December 31, 2001 and 2000:

                                               2001           2000
                                            ----------     ---------
BBT acquisition costs                       $  270,000     $       -
Professional fees                              427,414        82,500
Employee compensation
  and commissions                              243,106             -
Interest payable                                10,849             -
Other                                           46,256         7,675
                                            ----------     ---------
Total                                       $  997,625     $  90,175
                                            ==========     =========

12.	Commitments and contingencies

At December 31, 2001, the Company had commitments, subject to certain terms and conditions, to provide additional funding to two of its affiliate companies, Fanlink and GlobeDrive, in the amounts of $337,670 and $66,000, respectively. The commitment to Fanlink is subject to Fanlink achieving certain performance milestones.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. PZCI is seeking damages in excess of $500,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. Trial has been scheduled for April 18, 2002. The Company believes the counterclaim to be without merit and does not believe the ultimate outcome of this action will have a material adverse effect on its financial position or results of operations.

13.     Capital Leases

The Company has acquired certain computer equipment under non-cancelable capital lease arrangements that expire on various dates through 2003. At December 31, 2001, the future minimum lease payments under these capital leases were as follows:

Year ending December 31,
2002                                            $ 19,870
2003                                              18,027
                                                --------
Total minimum payments                            37,897
Less amount representing interest                 (5,302)
                                                --------
Present value of minimum payments               $ 32,595
                                                ========

Current portion - due 2002                      $ 16,026
Non-current portion - due 2003                    16,569
                                                --------
                                                $ 32,595
                                                ========

Assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using the respective effective interest rates, which range from 12% to 16% per annum.

14.     Employment Agreements

Pursuant to one employee's employment arrangement, the employee is allowed to co-invest in the affiliate company investments made by the Company. The Company is required to loan this employee funds necessary to make any investment under this arrangement. The investment amount may not exceed 10% of the Company's aggregate investments in 2001, 20% in 2002, 30% in 2003, and 40% in 2004. The loans bear interest at a rate of 6 1/4% per annum. Upon the liquidation of the investment, the loan is payable with interest to the Company. The remaining investment gains attributable to the employee's ownership interests will be distributed to the employee. Interest on the loan will cease to accrue when it is established that there will be no gain on the investment. At that point, the loan together with any outstanding interest would be forgiven in a an amount equal to the excess of such principal and interest over the value , if any, of the investments, and charged to operations as compensation expense.

At December 31, 2001 and 2000, the Company had loaned the employee an aggregate of $283,905 and $176,250, excluding interest, respectively, to make such investments. During 2001, as a result of a revaluation of certain of the Company's investments in the same affiliate companies underlying these loans, the Company recorded a provision for the doubtful collectibility of the employee loans and accrued interest. The Company recognized compensation expense in the amount of $197,523 for this provision. The aggregate balance of these loans at December 31, 2001, net of the provision, was $100,317.

In connection with the BBT Merger, BBT entered into employment agreements with each of the President and Chief Financial Officer of BBT. Pursuant to the employment agreements, each will be employed by BBT for a three-year period unless earlier terminated. As compensation, each will receive a base salary of $200,000 per year and each may earn an annual bonus. Each will also be eligible to participate in BBT's profit-sharing plan. Should either be terminated other than for cause, or should either terminate their employment for good reason, as both are defined in the employment agreements, they will be entitled to receive (i) the installments of their base salary not yet paid, payable when and as if they had continued to be employed by BBT until the six month anniversary of the date of such termination, and (ii) continued benefits for such six month period.

15.     Employee Benefit Plan

     BBT has a defined contribution savings plan that qualifies under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Benefit
Plan") and covers all employees meeting certain service requirements. Participants may contribute up to 8% of their gross wages, not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The benefit Plan provides for mandatory matching contributions to be made by BBT to a maximum of 50% of the first 10% of the participants' compensation. BBT may also make discretionary contributions to the Benefit Plan. The amount contributed by BBT to the Benefit Plan was approximately $4,000 for the period from December 8, 2001 to December 31, 2001.

16.      Stock Based Compensation

In November 2001, the Company implemented the Planet Zanett, Inc. Incentive Stock Plan (the "Stock Plan") to encourage participation in the ownership of the Company by employees, directors and consultants who render services to the Company. The plan provides for the grant of incentive stock options, stock awards, stock appreciation rights and direct purchases of Common Stock (collectively "Stock Rights"). The Board of Directors and management of the Company believe that the grant of Stock Rights will be a significant factor in the Company's growth and its ability to attract, retain and motivate qualified employees, directors and consultants. The Stock Plan gives broad powers to the Board of Directors to administer or to appoint a committee to administer, interpret and implement the Stock Plan, including authority to determine the terms and conditions for all grants of Stock Rights. The maximum number of common shares issuable under the Stock Plan is 5,000,000. During 2001, the Company issued options to purchase 776,088 shares of its Common Stock under the Stock Plan. Options to purchase the Company's common stock issued to BAB, Inc. option holders as part of the merger and recapitalization in October 2000 are not covered by the Stock Plan.

The following tables present option activity and options outstanding and exercisable:

---------------------------------------------------------------
                                                      Weighted
                                                       average
                                                      exercise
                                           Shares       price
---------------------------------------------------------------
Outstanding, December 31, 1999             -           $     -
Granted in conjunction with
   recapitalization                        205,698     $  9.15
Exercised                                        -     $     -
Forfeited                                  (44,164)    $ 18.52
---------------------------------------------------------------
Outstanding, December 31, 2000             161,534     $  6.58
Acquisition of BBT                         476,088     $  0.71
Granted to directors                       300,000     $  2.00
Exercised                                        -     $     -
Forfeited                                              $     -
---------------------------------------------------------------
Outstanding, December 31, 2001             937,622     $  2.20
===============================================================








                               Options Outstanding
                   ------------------------------------------------
                                    Weighted                                 Options Exercisable
                                     Average                             -----------------------------
                                   remaining            Weighted                         Weighted
Range of                        contractual life    average exercise                 average exercise
exercise price     Shares            (years)             price             Shares          price
--------------------------------------------------------------------------------------------------
$0.43 to $.096        403,186          10.00            $  0.50           349,937          $ 0.43
$1.25                  22,991           3.95               1.25            22,991            1.25
$1.38 to $2.00        386,394           9.67               1.97            49,408            1.89
$2.67 to $4.17          2,000           3.25               3.42             2,000            3.42
$6.37                  18,332           3.25               6.37            18,332            6.37
$7.01 to $7.50         64,999           3.84               7.36            64,999            7.36
$9.00                  37,500           4.08               9.00            37,500            9.00
$33.15                  2,219           0.25              33.15             2,219           33.15
--------------------------------------------------------------------------------------------------
                      937,622           4.7             $  2.20           547,376          $ 2.35
==================================================================================================


Options to purchase 347,193 shares expired in February 2002.


The Company applies APB 25 and related interpretations in accounting for stock based compensation arrangements with employees. Accordingly, no compensation cost has been recognized for its stock options issued to employees where the exercise price per share was equal to or exceeded the fair market value of the Company's Common Stock at the date of grant. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for the awards consistent with the method of SFAS 123, the Company's net loss and basic and diluted loss per common share for the year ended December 31, 2001 would have been changed to the pro forma amounts shown below. There were no employee stock options issued or outstanding during 2000.

                                                               Year ended
                                                             December 31, 2001
                                                             -----------------
Pro forma net loss:
       As reported                                             $( 5,270,846)
       Pro forma effect of SFAS 123                             (    12,939)
                                                               ------------
       Pro forma after giving effect to SFAS 123               $( 5,283,785)
                                                               ============
       Basic and diluted loss per common share:
       As reported                                             $      (0.23)
       Pro forma effect of SFAS 123                                       -
                                                               ------------
       Pro forma after giving effect to SFAS 123               $      (0.23)
                                                               ============

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk-free interest rate                 4.1%
Expected lives                       4 years
Expected volatility                      80%
Expected dividend yield                   0%


17.	Income taxes

The components of the income taxes provision (benefit) are as follows:

                                              Year Ended December 31,
                                              -----------------------
                                                 2001         2000
                                              ---------     ---------
Federal:
       Current                                $       -     $       -
       Deferred                                 (41,360)            -
                                              ---------     ---------
                                                (41,360)            -
                                              ---------     ---------
State and local:
       Current                                        -             -
       Deferred                                       -             -
                                              ---------     ---------
                                                      -             -
                                              ---------     ---------
Benefit from income taxes                     $ (41,360)    $       -
                                              =========     =========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported income tax provision for (benefit from) is as follows:

                                                    Year Ended December 31,
                                                ----------------------------
                                                    2001              2000
                                                -----------       ----------
Tax Expense (Benefit) at U.S.
    Statutory Rate                              $(1,806,150)      $(375,936)

State Income Taxes, Net of
    Federal Benefit                                (531,221)       (110,569)

Change in Valuation Allowance                     2,294,774         458,102

Other, net permanent                                  1,237          28,403
                                                -----------       ---------
                                                $   (41,360)      $       -
                                                ===========       =========

Deferred income taxes reflect the net tax effects at an effective tax rate of 44% of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2001 and 2000 was as follows:

                                                           December 31,
                                                     ------------------------
                                                         2001         2000
                                                     -----------    ---------
Net operating loss carryforwards                     $   804,938    $ 235,278
Reserves and other nondeductible accruals              1,185,989      (14,776)
Goodwill and equity in losses of affiliates              121,329            -
Non-deductible stock based compensation                  666,265      237,600
Tax/book basis difference in assets                      (25,645)           -
Change in method, due to acquisition                    (124,078)           -
                                                     -----------    ---------
Total deferred tax assets                              2,628,798      458,102
Less:  Valuation allowance                            (2,752,876)    (458,102)
                                                     -----------    ---------
Net deferred tax liability                           $  (124,078)   $       -
                                                     ===========    =========

As of December 31, 2001 and 2000, the Company has net operating loss carryforwards of approximately $1,800,000 and $500,000, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in various years through 2021. The Company recorded a deferred tax liability related to the BBT acquisition, which represents a required change in the method of accounting for BBT from the cash method to the accrual method. Under current tax rules the tax net operating losses ("NOL's") generated by the Company prior to the acquisition can not be used to offset the income generated by BBT's change in accounting method. In 2001, the Company generated enough post BBT-acquisition NOL's to offset the current year's recognition of income due to the change in accounting method.

As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income to utilize these losses in the future, management believes it was appropriate to establish a full valuation allowance to offset the gross deferred tax assets at December 31, 2001 and 2000.

The valuation allowance increased by approximately $2.3 million in 2001, attributable to the net change in the deferred tax asset during the year.

18.       Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BBT, the Company operates in two segments, as follows:

IT Services - Through its wholly-owned subsidiary, BBT, the Company provides technology consulting services that include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

Development - The Company's Development segment makes investments in concept and development stage IT hardware and software companies, providing
financial, managerial and business plan consulting services.   With the
implementation of the new IT Commonwealth TM strategy in 2001, we curtailed new primary investments in the affiliate companies that comprise the Development segment.

During 2000, the Company only operated in the Development segment. All of the Company's operations during 2001 and 2000 were in the United States.

The accounting policies for the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. There were no inter-segment revenues or allocations of corporate costs to the segments during 2001.

The Company measures operating performance based on EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization.

The table below presents information about the reported segments for the year ended December 31, 2001.

                          IT Services     Development        Total
                          -----------     -----------     -----------
Revenue                   $   339,726     $         -     $   339,726
                          ===========     ===========     ===========
EBITDA                    $    12,311     $(3,517,248)    $(3,504,937)
                          ===========     ===========     ===========
Assets                    $ 5,533,604     $   905,255     $ 6,438,859
                          ===========     ===========     ===========

Specified items included in segment EBITDA for the year ended December 31, 2001 are as follows:

                          IT Services     Development        Total
                          -----------     -----------     -----------
Equity in loss
  of investees            $         -     $   187,701     $   187,701

Non-cash stock
  compensation            $         -     $   311,148     $   311,148

Impairment charges        $         -     $ 2,592,079     $ 2,592,079

A reconciliation of aggregate segment EBITDA to consolidated loss before income taxes is presented below. Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees for legal and audit services, state franchise taxes, insurance and other miscellaneous corporate office expenses.

                                                               2001
                                                            -----------
EBITDA:
       Total reportable segments                            $(3,504,937)
       Unallocated corporate expenses                        (1,964,827)
                                                            -----------
       Consolidated EBITDA                                   (5,469,764)
Interest (expense)/income, net                                  250,973
Depreciation and amortization                                   (93,415)
                                                            -----------
Consolidated loss before income taxes as reported           $(5,312,206)
                                                            ===========

A reconciliation of aggregate segment assets to reported assets is as follows:

                                                                2001
                                                            -----------
Assets:
       Total reportable segments                            $ 6,438,859
       Unallocated amounts:
            Interest receivable                                 130,705
            Prepaid expenses                                     70,834
            Notes receivable                                  1,161,469
            Cash                                                483,598
                                                            -----------
Consolidated assets as reported                             $ 8,285,465
                                                            ===========

19.       Contributed Services and Related Party Transactions

During 2001 and 2000, the Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amounts of $190,000 and $47,500, respectively. The officers, pursuant to their respective employment arrangements, are each entitled to an annual salary of $95,000. To date the officers have contributed their services to the Company. Since the officers do not expect payment of such compensation, the value of such has been reflected as an increase to additional paid in capital.

During 2001 and 2000, the Company recorded non-cash general and administrative expenses in the amount of $26,000 and $4,000, respectively, for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. Since the related party does not expect the Company to pay for such costs, additional paid in capital was increased by the amounts of the contributed services. If the Company had to procure such administrative services from an unrelated third party, it is likely that those services would cost more than the amounts allocated by the related party.

During 2001, on a monthly basis, the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. Because of the common majority ownership, the Company does not expect to receive actual payment for these costs and therefore considers the value of these services as a return of capital. At December 31, 2001, additional paid in capital was reduced by $21,620 for such services.

In April 2001, the Company advanced $100,000 to InfoDream Corporation, which was subsequently converted into preferred stock of InfoDream. In November 2001, we advanced an additional $60,000 to InfoDream. A director of the Company, is the President and Chief Operating Officer and a shareholder of InfoDream.

In December 2001, the Company issued a $1,500,000 promissory note to a principal shareholder of the Company to fund the cash portion of the acquisition of BBT. The note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of 11% per annum.

In October 2000, a principal shareholder of the Company and a relative of the Company's President contributed his investments in certain affiliate companies to the Company in exchange for shares of PZCI Nevada, which converted into 1,700,000 shares of the Company's Common Stock upon the BAB, Inc. merger and recapitalization. The investments were valued at $1,700,000 at the time they were contributed to the Company. The contributed value equaled the principal shareholder's cost basis in these affiliate company investments.

20.       Supplemental Non-Cash Disclosures to the Statement of Cash Flows

       The Company had the following non-cash investing and financing Activities during the years ended December 31, 2001 and 2000:

                                                         2001           2000
                                                      ----------    ----------
Issuance of common stock for notes receivable
       from business associates                       $        -    $1,450,000
Issuance of common stock for investment in affiliate
       company received from business associates      $        -    $  265,000
Investment in affiliate companies contributed
       by a principal shareholder                     $        -    $1,700,000
Issuance of common stock for the
       acquisition of BBT                             $2,290,000    $        -
Issuance of stock options for the
       acquisition of BBT                             $  913,400    $        -

21.       Line of Credit Arrangement

At December 31, 2001, the Company's consolidated subsidiary, BBT, had in place a $50,000 unsecured line of credit, which has a variable interest rate based on the prime rate, plus 1%. The facility was not used at the balance sheet date.

22.       Quarterly Information (Unaudited)

The following unaudited quarterly financial information includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

                           First       Second         Third         Fourth
                          Quarter      Quarter       Quarter        Quarter
                         ---------    ---------    -----------    -----------
2001
Services revenue, net    $       -    $       -    $         -    $   339,726
Operating loss           $(453,487)   $(375,262)   $(3,625,865)   $(1,106,878)
Net loss                 $(453,487)   $(384,027)   $(3,567,193)   $  (866,139)
Loss per common share
     Basic and diluted   $   (0.02)   $   (0.02)   $     (0.15)   $     (0.04)
2000
Services revenue, net    $       -    $       -    $         -    $         -
Operating loss           $       -    $       -    $         -    $(1,157,727)
Net loss                 $       -    $       -    $         -    $(1,105,694)
Loss per common share
     Basic and diluted   $       -    $       -    $         -    $     (0.05)

The operating loss in the third quarter 2001 was significantly higher than in the first two quarters of the year primarily due to charges related to the impairment of our investments in affiliate companies, stock based compensation related to executives and the provision for the doubtful collection of employee notes.

The operating loss in the fourth quarter 2001 was also significantly higher than in the first two quarter of the year due to a charge for the impairment of capitalized software, as well as higher professional fees related to the year end audit and legal services related to the Immunomedics litigation.

23.       Subsequent Events

On March 31, 2002, the Company entered into a separation agreement with one of its employees, under which the Company exercised its repurchase option on 150,000 shares of restricted Common Stock that had been issued to the employee in October 2000. Additionally, the Company waived its repurchase option on an additional 120,000 shares of restricted Common Stock, leaving the employee with 150,000 shares of restricted Common Stock of the Company. These shares continue to be subject to a lock-up agreement and are secured by a non-recourse note issued to the Company by the employee in the amount of $150,000.