Form 10QSB
period 2002-03-31
PLANET ZANETT INC
filed 2002-05-15
CIK 1133872

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

       |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from __________ to ___________

                                PLANET ZANETT, INC.
                                -------------------
                 (Name of Registrant as specified in its charter)

                                       N/A
                            ---------------------------
                            (Former Name of Registrant)


  Delaware                              0-32315              56-43895
-------------------------------   ---------------------   -------------------
State or other jurisdiction of    (Commission File No.)   (IRS Employer
  incorporation or organization)                          Identification No.)


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

Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         CLASS                       Outstanding at April 30, 2002
         -----                       -----------------------------
Common stock $.001 Par Value                  26,560,115



                                      i
TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            2

         Condensed Consolidated Balance Sheets as of March 31, 2002
             (unaudited) and December 31, 2001                            2

         Condensed Consolidated Statements of Operations for the three
             months ended March 31, 2002 and 2001 (unaudited)             4

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2002 and 2001 (unaudited)             5

         Notes to Condensed Consolidated Financial Statements             6
             (unaudited)

Item 2 - Management's Discussion and Analysis                            18

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings.                                              21
Item 2 - Changes in Securities and Use of Proceeds.                      21
Item 3 - Defaults Upon Senior Securities.                                22
Item 4 - Submission of Matters to a Vote of Security Holders.            22
Item 5 - Other Information.                                              22
Item 6 - Exhibits and Reports on Form 8-K.                               22

Signature                                                                23
























                                         1
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Planet Zanett, Inc.
                         Condensed Consolidated Balance Sheets

                                                              March 31,
                                                                2002           December 31,
                                                             (Unaudited)           2001
Assets                                                       ------------      ------------
Current assets:
       Cash and cash equivalents                            $   116,114       $     800,258
       Accounts receivable, net                                 886,974             439,366
       Interest receivable                                      165,717             130,705
       Due from employees, net                                   87,283             127,016
       Prepaid expenses and other current assets                 89,752              93,584
                                                            -----------        ------------
              Total current assets                            1,345,840           1,590,929

Property and equipment, net                                     110,039             102,584
Capitalized software, net                                        96,463             105,424
Loans receivable                                              1,057,695           1,161,469
Goodwill                                                      4,629,977           4,629,977
Investments                                                     450,000             691,269
Other assets                                                      3,813               3,813
                                                            -----------        ------------
              Total assets                                  $ 7,693,827        $  8,285,465
                                                            ===========        ============

Liabilities and stockholders' equity

Current liabilities:
       Accounts payable                                     $   341,881        $    243,632
       Accrued expenses                                         643,944             997,625
       Deferred revenue                                               -              15,138
       Capital lease obligation                                  17,558              16,026
                                                            -----------        ------------
              Total current liabilities                       1,003,383           1,272,421

Note payable, related party                                   1,500,000           1,500,000
Capital lease obligation, less current portion                   10,906              16,569
Deferred income taxes                                            82,718             124,078
                                                            -----------        ------------
              Total liabilities                               2,597,007           2,913,068

Minority interest                                                63,345             127,500

Commitments                                                           -                   -

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                     -                   -
       Common stock, $0.001 par value; 50,000,000 shares
                                        2
          authorized; 26,456,449 and 26,076,449 shares
              issued and outstanding, respectively               26,456              26,076
       Paid-in capital                                       15,417,948          14,234,149
       Notes receivable for stock subscriptions              (2,829,397)         (2,019,397)
       Deferred compensation                                   (454,238)           (613,729)
       Accumulated deficit                                   (7,127,294)         (6,382,202)
                                                            ------------       ------------
               Total stockholders' equity                      5,033,475          5,244,897
                                                            ------------       ------------

              Total liabilities and stockholders' equity     $ 7,693,827       $  8,285,465
                                                            ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.








































                                        3

                             Planet Zanett, Inc.
              Condensed Consolidated Statements of Operations
                                (Unaudited)

                                                     Three Months Ended March 31,
                                                          2002         2001
                                                      -----------  ------------
Services revenue                                       $1,373,325  $          -
                                                      -----------  ------------

Operating expenses:
 Costs of services                                        921,833             -
     Selling and marketing                                 52,087             -
     General and administrative (including non-cash
       compensation and consulting expense of
       $402,103 and $113,665)                             985,497       251,377
     Impairment charges                                   308,613       293,800
                                                      -----------  ------------
     Total operating expenses                           2,268,030       545,177
                                                      -----------  ------------
             Operating loss                              (894,705)     (545,177)
                                                      -----------  ------------

Other (income)/expense:
            Interest income                               (54,603)      (91,690)
            Interest expense                               42,405             -
     -----------  ------------
 Total other (income)/expense                             (12,198)      (91,690)

Equity in losses of affiliates                              4,836             -

Minority interest                                         113,891             -
                                                      -----------  ------------
Loss before income tax benefit                           (773,452)     (453,487)

Income tax benefit                                        (28,360)            -

Net loss                                               $ (745,092)   $ (453,487)
                                                      ===========  ============
Weighted average shares outstanding                    25,223,782    22,892,052
                                                      ===========  ============
Loss per share (basic and diluted)                     $    (0.03)   $    (0.02)
                                                      ===========  ============
The accompanying notes are an integral part of these condensed consolidated financial statements.








                                        4

                              Planet Zanett, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                                      2002             2001
                                                                -----------          -----------

Cash flows from operating activities:
Net loss                                                       $ (745,092)           $ (453,487)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                            22,690                     -
          Stock based compensation and services                   402,103                42,440
          Provision ofr doubtful notes from employee               29,679                     -
          Impairment charges                                      308,613               293,800
          Equity in losses of affiliates                            4,836                     -
          Minority interest                                      (113,891)                    -
          Deferred income taxes                                   (41,360)                    -
          Contributed services from management                     47,500                47,500
          Changes in:
               Accounts receivable                               (447,608)                    -
               Interest receivable                                (35,012)              (35,619)
               Prepaid expenses and other current assets            3,832                18,772
               Accrued expenses                                  (353,681)               10,619
               Accounts payable                                    98,249                     -
               Deferred revenue                                   (15,138)                    -
                                                               -----------           -----------
     Net cash used in operating activities                       (834,280)              (75,975)
                                                              -----------            -----------
Cash flows from investing activities:
     Additions to property and equipment                          (17,960)                    -
     Investments in affiliate companies                           (50,000)             (724,700)
     Due from employees                                                 -               (68,550)
     Collection of notes receivable                               122,227                     -
                                                               -----------           -----------
     Cash flows provided by/(used in) investing activities         54,267              (793,250)
                                                               -----------           -----------
Cash flows from financing activities:
     Sale and issuance of restricted common stock                 100,000                     -
     Capital lease payments                                        (4,131)                    -
                                                               -----------           -----------
     Cash flows provided by financing activities                   95,869                     -
                                                               -----------           -----------
Net decrease in cash and cash equivalents                        (684,144)             (869,225)

Cash and cash equivalents, beginning of period                    800,258             1,590,278
                                                               -----------           -----------
Cash and cash equivalents, end of period                       $  116,114            $  721,053
                                                               ===========           ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        5
                             Planet Zanett, Inc.
            Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2. Organization and Business

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

Commonwealth members can avail themselves of corporate services provided by the Company, such as: legal support; financial and accounting assistance; employee benefits; recruiting and other human resources administration; and network management and maintenance. By having the Company provide these services, members can focus on their core skill set and achieve the highest possiblestandards of service quality. We encourage collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth members, while seeking to preserve their autonomy and individual strengths. Our objective is to offer solutions that meet or exceed client expectations, are delivered on time and within budget, and achieve superior results.

When the Company was formed in 2000, our approach to building shareholder

                                        6
value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

In early 2001, we concluded that market conditions had shifted to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. We thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held IT consulting firms.

Recent Acquisitions

On December 7, 2001, the Company acquired Back Bay Technologies, Inc. ("BBT"),its first IT Commonwealth TM member. BBT is a provider of technology consulting services primarily to Fortune 500 companies, historically with a concentration in the financial services industry. BBT'S service offerings include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

The maximum aggregate consideration to be paid by the Company to BBT's former shareholders is $2,750,000 and 1,625,000 shares of the Company's common stock. Initial consideration of $1,500,000 and 1,000,000 shares of common stock, valued at $2,290,000, was paid to the former BBT shareholders at closing. In addition, all outstanding options to purchase BBT common stock were exchanged, pursuant to the BBT merger agreement, for options to purchase 476,088 shares of the Company's common stock. The Company valued such options using the Black-Scholes option pricing model at approximately
$914,400, of which approximately $853,400 was included in the purchase price and $61,000 was attributed to deferred compensation for future services.

As part of the maximum aggregate consideration, the former BBT shareholders are eligible to receive additional consideration in each of the three successive annual periods commencing January 1, 2002 based on BBT attaining specified earnings targets in each period. This contingent consideration consists of a maximum payout of $416,667 in cash in each period and the issuance of a maximum of 208,333 shares of common stock in each period. No contingent consideration will be paid to the former BBT shareholders if BBT's EBITDA, as defined in the BBT merger agreement, is less than $700,000 during the respective annual period. The maximum contingent consideration will be paid if BBT's EBITDA equals or exceeds $1,000,000 during the respective annual period. In the event that any contingent consideration is paid to the BBT shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of acquisition. After allocating the initial consideration to tangible assets acquired and liabilities assumed, the Company recorded goodwill of $4,629,977.

As this acquisition occurred on December 7, 2001, the Company began including BBT financial statements in the Company's consolidated financial statements as of December 8, 2001. Therefore, the Company's consolidated financial statements for the first quarter of 2001 do not include any corresponding

                                        7
assets, liabilities, results of operations or cash flows for BBT, which would not have had a material impact on the Company's financial statements for the period.

The Company is currently evaluating eleven acquisition candidates.

Organization

The Company was formed on October 30, 2000, pursuant to an Amended and Restated Agreement and Plan of Merger dated August 24, 2000 (the "Merger Agreement") between BAB Holdings, Inc., an Illinois corporation ("BAB"), PZ Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("PZ Acquisition"), BAB (Delaware), Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("BAB Delaware") and Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), where under(i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ
Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc. and PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc. ("PZCI").

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


                                        8
Note 3. Significant Accounting Policies and Principles of Consolidation




Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Equity Investments

Investments in affiliate companies over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights.

Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of its equity-method investments, as measured at the time the Company acquired its ownership interests, is amortized on a straight-line basis over three years. Such amortization is included in the caption "equity in loss of affiliates" in the statement of operations. The Company has an investment in one entity that is accounted for under the equity method of accounting at March 31, 2002 and December 31, 2001. There were no investments accounted for under the equity method at March 31, 2001.


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

The Company's affiliate company investments involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate

                                        9
company investments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's condensed consolidated financial statements include the carrying value of investments in affiliate companies, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

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

Long-Lived Assets

The Company reviews long-lived assets held and used in its business for impairment whenever events or changes in circumstances indicate that the carrying value an asset may not be recoverable. The Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business when indications of impairment are present. If it is determined that an impairment in value has occurred, the value of the asset will be written down to the present value of the future operation cash flows to be generated by the asset. Long-lived assets to be disposed of, if any, are evaluated in relation to their net realizable value.


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

For the quarters ended March 31, 2002 and 2001, we excluded 1,206,000 and

                                       10
1,340,000 shares of restricted common stock, respectively, from the computation of basic loss per share as they were subject to a repurchase feature. These restricted shares, as well as outstanding options to purchase 946,526 and 161,534 shares of common stock at March 31, 2002 and 2001, respectively, were excluded from the computation of diluted loss per share as they would be antidilutive.

Fair Value of Financial Instruments



The Company's financial instruments at March 31, 2002 and December 31, 2001 consisted of cash and cash equivalents, accounts receivable, notes receivable, interest receivable, investments in affiliate companies, accounts payable and accrued expenses. The carrying amounts of all financial instruments approximate their fair value with the exception of our investment in Applied Discovery, which is valued at cost. Based on a private placement by Applied Discovery in February 2002, we estimate the value of our investment in this affiliate company to be approximately $700,000.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's long term notes payable approximates its current fair value.

Reclassifications

Certain prior year amounts have been reclassified to conform with their current year presentation.

Note 4.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition was July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The Company's acquisition of BBT was accounted for under the purchase method pursuant to the provisions of SFAS 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets are no longer amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is therefore required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement.

                                       11
The Company has applied the provisions of SFAS No. 142 to the acquisition of BBT on December 7, 2001 and to the acquisition of its majority interest in GlobeDrive on August 31, 2001.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard dir not have a significant impact on the Company's financial position or results of operations.

Note 5.     Restricted Stock Issuances and Non-cash Compensation

In October 2000, the Company issued 1,450,000 shares of restricted common stock at $1.00 per share to business associates in contemplation of their efforts in assisting the Company to develop its business. The Company was issued non-recourse notes as payment for this restricted common stock in the aggregate amount of $1,450,000; 250,000 shares vested immediately and 1,200,000 were subject to repurchase features that lapse over five years. Of these 1,200,000 shares, the Company's repurchase option expired on 90,000 shares in 2001 and on 30,000 shares in the first quarter of 2002. The repurchase feature on the remaining 1,080,000 shares expires over the next three years.

The notes bear interest at 6.09% per annum and mature on October 31, 2005. Interest is payable annually on December 31, commencing with December 31, 2001. The stock serves as collateral for the notes.

The holders of this stock are subject to an agreement that requires them to hold these unregistered shares through October 31, 2005, and allows the Company under certain circumstances to cancel the subscription agreement and repurchase any of the shares, at their issue price of $1.00 per share, for which the repurchase feature has not expired.

The restricted stock has been issued subject to non-recourse notes and therefore is accounted for in a manner similar to stock options. Compensation expense has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock is charged to operations over the five-year period over which the Company's repurchase option expires. Future charges or reductions in expense will be based on the fair value of the stock over the 5 year period. During the three month periods ended March 31, 2002 and 2001, the Company recognized non-cash compensation expense of $331,472 and $(25,800), respectively, related to these restricted stock issuances. At March 31, 2002 and December 31, 2001, the unamortized deferred compensation expense attributable to these restricted stock issuances was $537,590 and $554,423, respectively. The change in the deferred compensation balance reflects changes in the assumptions used in the Black-Scholes option pricing model


                                       12
used to value these securities, as well as the lapsing of the repurchase feature during the period.

On March 31, 2002, the Company entered into an amicable separation agreement with one individual under which it waived its right to repurchase 120,000 shares still subject to the repurchase feature and exercised its right to repurchase 150,000 shares of stock previously issued to the individual.
Under SFAS 123, the waiving of the right to repurchase 120,000 shares resulted in an additional non-cash stock compensation charge of $59,732, while the repurchase of the 150,000 shares resulted in a reduction in non-cash stock compensation of $(84,335).



On January 27, 2002, the Company issued 480,000 shares of restricted common stock to two of its executive officers, at $2.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes by the officers as payment for this restricted common stock. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum and are secured by the common stock. The Company recorded non-cash compensation expense in the first quarter of 2002 in the amount of $48,000 for these restricted stock issuances.

Notes issued for the purchase of the Company's common stock, as detailed above, are included as a reduction of shareholders' equity.

Note 6. Restricted Stock Issued for Investment and Future Services

During 2000, the Company issued 265,000 shares of restricted common stock in exchange for an investment in World Wide Web Institute, Inc. ("WWWI") and future services from certain WWWI employee shareholders. 125,000 shares vested immediately and 140,000 shares are subject to a repurchase feature that lapses over five years. Of these 140,000 shares, 10,500 vested in 2001 and an additional 3,500 shares vested in the first quarter of 2002. The repurchase option on the remaining 126,000 shares expire over the next three years.

The holders of this restricted common stock are subject to an agreement that requires them to hold these shares through October 31, 2005, and allows the Company under certain limited circumstances, through 2004, to cancel the subscription agreement and repurchase any of the shares for which the repurchase feature has not expired.

Compensation for the future service has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Consulting services expenses will be charged to operations over the five-year repurchase period. During the three month periods ended March 31, 2002 and 2001, the Company recognized non-cash compensation expense of $26,510 and $(3,010), respectively, related to these restricted stock issuances. At March 31, 2002 and December 31, 2001, the unamortized deferred compensation expense attributable to these restricted stock issuances was zero.

On January 4, 2001 the Company issued 25,000 shares of common stock for legal services. The stock is subject to a restriction that prohibits its sale for

                                       13
twelve months. The Company recorded a legal expense of $71,225 related to this stock grant during the first quarter of 2001.


Note 7. Employee Loans

Pursuant to one former employee's employment arrangement, the individual was allowed to co-invest in certain investments made by the Company. The Company was required to loan this employee the funds necessary to make any investment under this arrangement. The investment amount could not exceed 10% of the Company's aggregate investments in 2001, 20% in 2002, 30% in 2003, and 40% in 2004. The loans bear interest at a rate of 6-1/4% per annum. Upon the liquidation of the investment, the loan is repayable with interest to the Company. The remaining investment gain attributable to the employee's ownership interests is to be distributed to the employee. Interest on the loan will cease to accrue if it is established that there will be no gain on the investment. At that point, the loan together with any outstanding interest would be forgiven in an amount equal to the excess of such principal and interest over the value, if any, of the investment, and charged to operations as compensation expense.

At March 31, 2002, the Company had loaned the former employee an aggregate of $289,669, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans and accrued interest during the third and fourth quarters of 2001 in the aggregate amount of $100,317, and an additional provision of $29,679 in the first quarter of 2002. The aggregate principal balance of these loans as at March 31, 2002, net of the provision, was $76,037.

On September 7, 2001 the Company loaned two of its executive officers an aggregate of $569,397 to acquire the Company's common stock. On January 27, 2002, the Company loaned the same two executive officers an aggregate of $960,000 to acquire the Company's common stock. Each of the loans is subject to a full recourse promissory note maturing November 1, 2005, and bears interest, payable at maturity, at 5% per annum. The notes are secured by the common stock pursuant to stock pledge agreements.

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


                                       14
The Company recorded impairment charges during the first quarter of 2002 in the amount of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream. The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company.


During the three month period ended March 31, 2001, the Company recorded impairment charges in the amount of $243,800 for its investment in WWWI and $50,000 for its investment in Failsafe.com, Inc.

Note 9.  Contributed Services and Related Party Transactions

The Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amount of $47,500 during both the first quarter 2002 and 2001. The officers, pursuant to their respective employment agreements, are each entitled to an annual salary of $95,000. To date the officers have contributed their services to the Company. Since the officers do not expect payment of such compensation, the value of such has been reflected as an increase to additional paid in capital.

During the three months ended March 31, 2002 and 2001, the Company recorded administrative expenses in the amount of $7,500 and $6,000, respectively, for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. During 2001, the Company did not pay for these services so additional paid in capital was increased for the amount expensed. The Company began paying for these services in 2002. If the Company had to procure such administrative services from an unrelated third party, it is likely that those administrative services would cost more than the amounts allocated by the related party.

Beginning in the second quarter 2001, on a monthly basis the Company charges the same related party 25% of one officer's compensation for services rendered by the officer to the related party. During the three months ended March 31, 2002, the Company charged the related party $8,349 for such services. The Company did not receive payment for these services in 2001 so additional paid in capital was decreased for the amount billed to the related party. The Company expects to receive payment for these services in 2002.

In February 2002, the Company advanced an additional $50,000 InfoDream, which will be converted into preferred stock in July 2002. A director of the Company is the President, Chief Operating Officer and shareholder of InfoDream.

Note 10.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. The Company sells its consulting services to domestic
Fortune 500 level companies and could be affected directly by the financial well

                                       15
being of our customers. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the quarter ended March 31, 2002, the Company had three customers that accounted for approximately 41%, 14% and 11% of total revenue. At March 31, 2002, the Company had four customers that accounted for 41%, 15%, 13% and 12% of accounts receivable. At December 31, 2001, the Company had two customers that accounted for 48% and 42% of accounts receivable.


Note 11.  Commitments and Contingencies

The Company currently has no plans to make additional investments in affiliate companies. The Company had a commitment to provide $367,670 of additional funding to Fanlink; however, management believes that it is unlikely that this commitment will be funded as it is subject to certain terms and conditions and the achievement of specific performance targets that Fanlink is doubtful to meet given its current operations and financial condition.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999.
PZCI is seeking damages in excess of $500,000.  Immunomedics has asserted a
counterclaim based on alleged delays in obtaining financing.   On April 17,
2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company, through its legal counsel, subsequently filed a motion for reconsideration as we believe that our claim continues to have merit.
Note 12. Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BBT in 2001, the Company operates in two segments, as follows:

IT Services - Through its wholly-owned subsidiary, the Company provides technology consulting services that include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

Development - The Company's Development segment made investments in early and development stage IT hardware and software companies, providing financial,
managerial and business plan consulting services.   With the implementation
of the new IT Commonwealth TM strategy in 2001, we curtailed new investments in the Development segment companies.

This basis of segmentation in the first quarter of 2002 is consistent with the basis of segmentation presented in our 2001 Annual Report on Form 10-KSB. There were no inter-segment revenues or allocations of corporate costs to the segments.

                                       16
All of the Company's operations during 2001 and the first quarter of 2002 were in the United States. The table below presents information about the reported segments for the first quarter of 2002.



                    IT Services     Development          Total
                    -----------     -----------       -----------
Revenue             $ 1,373,325     $    -            $ 1,373,325
                    ===========     ===========       ===========
EBITDA              $   145,492     $(  295,673)      $(  150,181)
                    ===========      ===========      ===========
Total Assets        $ 5,703,507     $   634,527         6,338,034
                    ===========     ===========       ===========

The Company measures operating performance based on EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization. Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other miscellaneous corporate office expenses. A reconciliation of total segment


EBITDA to consolidated pre-tax income is as follows:

                                                 2002
                                                 ----
EBITDA:
      Total reportable segments             $(  150,181)
      Unallocated corporate expenses         (  612,779)
                                             -----------
      Consolidated EBITDA                    (  762,960)
      Interest (expense)/income, net             12,198
      Depreciation and amortization             (22,690)
                                             -----------
Consolidated pre-tax loss as reported       $(  773,452)
                                             ===========

Note 13.	Subsequent Events

In April 2002, the Company established a new $250,000 line of credit. Any aggregate principal balance outstanding under this credit line will bear interest at an annual rate of one percent plus the prime rate of interest, which will be payable monthly.

In April 2002, the Company sold 75,000 shares of restricted common stock in a private placement to third parties. The shares were issued at $2.00 per share for total proceeds of $150,000, which will be used to fund the operations and working capital requirements of the Company and its

                                       17
subsidiaries. The sale of these shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

In April 2002, the Company also issued 28,666 shares to two companies in exchange for corporate consulting and marketing and public relations services to be provided during the three month period from May 1, 2002 to July 31, 2002.

On May 1, 2002, the Company sold 15,000 shares of restricted common stock in a private placement to Mr. Bruno Guazzoni, a principal shareholder of the Company. The shares were issued at $2.00 per share for total proceeds of $30,000, which will be used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto shown in our annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

This report contains certain forward-looking statements and information relating to Planet Zanett, Inc. (the "Company") and our wholly and majority-owned subsidiaries that are based on assumptions made by us and on information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or our management, are intended to identify forward-looking statements. These statements reflect our current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on our Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Critical Accounting Policies and Significant Use of Estimates

There were no changes to the Company's critical accounting policies in the first quarter of 2002. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation and impairment of investments, stock based compensation and the allocation of purchase price.

Results of Operations

The Company had net services revenue of $1,373,325 during the first quarter of 2002, which was solely attributable to our wholly-owned subsidiary, BBT. The first quarter of 2002 was the first full quarter of services revenue
generated by BBT, which we acquired on December 7, 2001.   The Company had no
revenue in the first quarter of 2001.  Revenue in the first quarter of 2002

                                       18
was impacted by reductions in the discretionary spending at several of BBT's clients that resulted in temporary delays in signing new customer contracts. However, by the end of the quarter BBT had acquired new customers that will be fully reflected in second quarter revenues.

Costs of services consisted primarily of salaries and expenses of programming and technical personnel and fees paid to outside consultants engaged for specific client projects. We began incurring these costs with the acquisition of BBT on December 7, 2001 and recorded $921,833 of costs of services in the first quarter of 2002. There was no corresponding cost of services in the first quarter of 2001.

Selling and marketing expenses were $52,087 in the first quarter of 2002, representing sales commissions and travel and entertainment costs to support BBT sales. There were no corresponding selling and marketing expenses in the first quarter of 2001.

General and administrative expenses were $985,497 in the first quarter of 2002, compared with $251,377 in the first quarter of 2001, representing an increase of $734,120, or 292%. This increase was attributable primarily to higher expenses for administrative employee compensation, stock based compensation for employees and consultants and miscellaneous administrative expenses. Of the overall increase, $264,420 related to expenses of BBT for which there were no corresponding expenses in 2001.



Administrative employee compensation increased $258,878, or 382%, from $67,800 in the first quarter of 2001 to $326,678 in the first quarter 2002. This increase was primarily due to $150,365 related to BBT and approximately $50,000 incurred for two new employees.

Stock based compensation was $402,103 in the first quarter of 2002, representing an increase of $288,438, or 254%, from the $113,665 of expense recorded in the first quarter of 2001. This increase was primarily related to an October 2000 restricted stock issuance to certain non-employee business associates, reflecting lapses in the repurchase feature during the period and changes in the assumptions used in the Black-Scholes option pricing model that was used to value these securities in the first quarter 2002, including a higher stock price and a decrease in the expected remaining life of the options compared with the assumptions used for the first quarter of 2001.

Miscellaneous general and administrative expenses increased $115,579, or 82%, from $141,137 in the first quarter of 2001 to $256,716 in the first quarter of 2002. This increase primarily related to the $114,055 of BBT expenses in the first quarter of 2002, which was mainly comprised of expenses related to training, facilities and depreciation.

During the first quarter of 2002, the Company recorded impairment charges of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream, as well as $22,181 related to capitalized software of GlobeDrive. During the three month period ended March 31, 2001, the Company recorded impairment charges in the amount of $243,800 for its investment in WWWI and $50,000 for its investment in Failsafe.com. See additional discussion of our investments in affiliate companies below.

                                       19

Interest income decreased from $91,690 in the first quarter 2001 to $54,603 in the first quarter of 2002, representing a decrease of $37,087, or 40%. This decrease was primarily due to lower interest rates, a reduction in the balance due on the BAB, Inc. note due to periodic principal payments and lower cash balances during the first quarter 2002. Interest expense of $42,405 in the first quarter 2002 related to the note payable to one of the principle shareholders that was issued to fund the cash portion of the proceeds paid to acquire BBT.

Equity in losses of our affiliate companies of $4,836 in the first quarter 2002 represents our interest in the first quarter losses of Fanlink. During the first quarter 2001, we had no investments accounted for under the equity method.

As a result of the above, our net loss increased from $453,487 in the first quarter 2001 to $745,092, an increase of $291,605, or 64%.


Investments in Affiliate Companies

During the first quarter we invested an additional $50,000 in InfoDream.
This investment is currently represented as a loan to InfoDream and it is expected to be converted, along with our prior investments in this affiliate, into preferred stock by July 2002.

At the end of the first quarter, we reviewed our investments in Fanlink and InfoDream and performed a detailed evaluation of their business plans and progress towards achieving performance targets. We also reviewed their ability to obtain additional financing from sources other than the Company to fund their operations. Based on the results of this review, we determined that these affiliate companies were not adequately progressing toward achieving their performance targets and had limited alternate sources of funds. Therefore, we considered the value of these investments to have decreased and recorded aggregate impairment charges of $286,432.

We also evaluated our investment in affiliate company Applied Discovery. Based on a private placement of Applied Discovery equity securities in February 2002, we believe the value of our investment has increased from its cost of $450,000 to approximately $700,000 in the first quarter of 2002.

The Company currently has no plans to make additional investments in affiliate companies. The Company had a commitment to provide $367,670 of additional funding to Fanlink; however, management believes that it is unlikely that this commitment will be funded as it is subject to certain terms and conditions and the achievement of specific performance targets that Fanlink is doubtful to meet given its current operations and financial condition.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents totaled $116,114, representing a $684,144 decrease from the December 31, 2001 balance of $800,258. This decrease reflects net cash used in operating activities of $834,280 in the first quarter of 2002 compared with $75,975 in the first

                                       20
quarter of 2001. This increase in cash used in operating activities primarily related to a $447,608 increase in accounts receivable that resulted from an acceleration in revenue generating activities and customer billings at the end of the 2002 quarter due to temporary delays in adding new customer contracts. Additionally, current liabilities decreased by $269,038 during the second quarter as the Company paid large year end accrued liabilities, mostly legal costs related to the Immunomedics litigation. Management believes that the increase in accounts receivable and payment of year end legal accruals in the first quarter are not indicative of expected operating cash flows for the second quarter of 2002. Additionally, operating cash flows in the second quarter of 2002 are expected to benefit from an anticipated increase in BBT sales and the collection of accounts receivables, as well as the lower level of current liabilities.

Net cash generated by investing activities of $54,267 in the first quarter of 2002 primarily relates to the $103,774 collection of principal on the note receivable from BAB, Inc, partly offset by an additional $50,000 investment in InfoDream, one of our affiliate companies. In comparison, in the first quarter of 2001 the Company's net cash used for investing activities was $793,250, representing $724,700 of new investments in affiliate companies and $68,550 of loans to an employee to make investments in affiliate companies as per the employee's employment arrangement. The significant decrease in investments in affiliate companies in the 2002 quarter reflects the Company's strategic shift away from investing in concept and development stage affiliate companies to the implementation of the IT Commonwealth TM in mid-2001.

The Company generated $95,869 of cash flow from financing activities in the first quarter of 2002, primarily reflecting the private placement of 50,000 shares of the Company's common stock for aggregate consideration of $100,000. The Company had no financing cash flows in the first quarter of 2001.

With the anticipated growth in BBT operating cash flows and by continuing to limit corporate headcount and administrative costs, we believe that the Company will generate sufficient cash from operations to satisfy existing operating needs and working capital requirements of the consolidated Company in 2002. The Company may continue to supplement these operating cash flows with periodic private sales of restricted shares of the Company's common stock. To compensate for any short term fluctuations in cash balances, in April 2002, the Company established a new $250,000 line of credit. Additionally, we believe in compensating employees with equity incentives where possible and two of the four senior executives of the Company continued to receive no cash compensation in the first quarter of 2002. For the balance of 2002, we will continue to utilize employee stock compensation for existing and any new employees hired to minimize cash compensation outlays. We believe that this strategy provides the ability to increase stockholder value as well as utilize cash resources to support growth.

During future quarters, we may seek additional funding, primarily to fund future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire new IT Commonwealth TM members. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

                                         21
PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999.
PZCI is seeking damages in excess of $500,000.  Immunomedics has asserted a
counterclaim based on alleged delays in obtaining financing.   On April 17,
2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company, through its legal counsel, subsequently filed a motion for reconsideration as we believe that our claim continues to have merit.

Item 2 - Changes in Securities and Use of Proceeds

On January 27, 2002, the Company sold 480,000 unregistered shares of restricted Common Stock to two of its executive officers at $2.00 per share. The shares were fully vested upon issuance and the officers paid for the shares by issuing full recourse promissory notes. The shares are subject to a stock pledge agreement. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4 (2) of the Securities Act of 1933, as amended.

On January 31, 2002, the Company sold 50,000 unregistered shares of restricted Common Stock in a private placement with two individuals. The shares were issued at $2.00 per share for total gross proceeds to the Company of $100,000. These funds will be used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4 (2) of the Securities Act of 1933, as amended.

Under a March 31, 2002 amicable separation agreement with one individual, the Company repurchased 150,000 shares of unregistered shares of restricted Common Stock through the forgiveness of the corresponding non-recourse employee note issued to purchase the shares. Under this separation agreement the Company also waived its right to repurchase the remaining 120,000 unregistered shares of restricted Common Stock under the repurchase option associated with the shares.

Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

                                       22

a) Exhibits

None.

b) Reports on Form 8-K

On February 21, 2002 the Company filed a report on Form 8-K/A to present the audited financial statements of BBT for the year ended December 31, 2000 and for the period ended December 7, 2001 and pro forma condensed combined financial information for the Company and BBT.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PLANET ZANETT, INC.

                                  /s/ Jack M. Rapport
                                  -----------------------------------
                                  Jack M. Rapport, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

Dated: May 15, 2002

                                       23