Form 10QSB
period 2002-06-30
PLANET ZANETT INC
filed 2002-08-19
CIK 1133872

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

       |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from             to
                                             -----------      -----------

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

Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         CLASS                       Outstanding at July 31, 2002
         -----                       -----------------------------
Common Stock $.001 Par Value                  28,138,971



                                      i
TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements                                             2

         Condensed Consolidated Balance Sheets as of June 30, 2002
             (unaudited) and December 31, 2001                            2

         Condensed Consolidated Statements of Operations for the three
             and six months ended June 30, 2002 and 2001 (unaudited)      4

         Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2002 and 2001 (unaudited)              5

         Notes to Condensed Consolidated Financial Statements             6
             (unaudited)

Item 2 - Management's Discussion and Analysis                            18

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings.                                              21
Item 2 - Changes in Securities and Use of Proceeds.                      21
Item 3 - Defaults Upon Senior Securities.                                22
Item 4 - Submission of Matters to a Vote of Security Holders.            22
Item 5 - Other Information.                                              22
Item 6 - Exhibits and Reports on Form 8-K.                               22

Signatures                                                               23

 Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Planet Zanett, Inc.
                         Condensed Consolidated Balance Sheets
                                                             June 30,
                                                               2002            December 31,
                                                            (Unaudited)            2001
Assets                                                      -----------       -------------

Current assets:
       Cash and cash equivalents                            $   843,968       $     800,258
       Accounts receivable, net                               2,921,819             439,366
       Interest receivable                                      191,986             130,705
       Due from employees, net                                   90,283             127,016
       Prepaid expenses and other current assets                285,940              93,584
                                                            -----------        ------------
              Total current assets                            4,333,996           1,590,929

Property and equipment, net                                     231,816             102,584
Capitalized software, net                                        70,129             105,424
Loans receivable                                                801,154           1,161,469
Goodwill                                                     10,143,099           4,629,977
Investments                                                     450,000             691,269
Other assets                                                      7,213               3,813
                                                            -----------        ------------
              Total assets                                  $16,037,407        $  8,285,465
                                                            ===========        ============

Liabilities and stockholders' equity

Current liabilities:
       Accounts payable                                     $   730,528        $    243,632
       Accrued expenses                                       1,229,478             997,625
       Deferred revenue                                           7,840              15,138
       Deferred income taxes                                     80,250                   -
       Short term debt                                           95,135                   -
       Capital lease obligation                                  17,558              16,026
                                                            -----------        ------------
              Total current liabilities                       2,160,789           1,272,421

Note payable, related party                                   4,575,000           1,500,000
Capital lease obligation, less current portion                    6,635              16,569
Deferred income taxes                                           323,468             124,078
                                                            -----------        ------------
              Total liabilities                               7,065,892           2,913,068
                                                            -----------        ------------
Minority interest                                                59,980             127,500

Commitments                                                           -                   -

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                     -                   -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 28,138,971 and 26,076,449 shares
          issued and outstanding, respectively                   28,139              26,076
       Additional paid-in capital                            19,333,305          14,234,149
       Notes receivable for stock subscriptions              (2,947,686)         (2,019,397)
       Deferred compensation                                   (372,007)           (613,729)
       Accumulated deficit                                   (7,130,216)         (6,382,202)
                                                            -----------        ------------
               Total stockholders' equity                     8,911,535           5,244,897
                                                            -----------        ------------

              Total liabilities and stockholders' equity    $16,037,407        $  8,285,465
                                                            ===========        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Planet Zanett, Inc.
              Condensed Consolidated Statements of Operations
                                (Unaudited)


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------    -------------------------
                                                          2002            2001           2002           2001
                                                      -----------     -----------    -----------   -----------
Services revenue, net                                 $ 2,465,406     $         -    $ 3,838,732   $         -
                                                      -----------     -----------    -----------   -----------

Operating expenses:
  Cost of services                                      1,369,939               -      2,291,772             -
  Selling and marketing                                   188,419               -        240,505             -
  General and administrative (including non-cash
    compensation and consulting expense of
    $249,383, $42,440, $651,487 and $119,755)             886,244         321,728      1,871,691       573,105
  Impairment charges                                            -          53,534        308,613       347,334
                                                      -----------     -----------    -----------   -----------
     Total operating expenses                           2,444,602         375,262      4,712,581       920,439
                                                      -----------     -----------    -----------   -----------
            Operating profit/(loss)                        20,804        (375,262)      (873,849)     (920,439)
                                                      -----------     -----------    -----------   -----------

Other (income)/expense:
            Interest income                               (57,949)        (61,587)      (112,553)     (153,277)
            Interest expense                               68,044               -        110,449             -
            Other (income)/expense                         (2,759)              -         (2,759)            -
                                                      -----------     -----------    -----------   -----------
     Total other (income)/expense                           7,336         (61,587)        (4,863)     (153,277)

Equity in losses of affiliates                                  -          70,352          4,836        70,352

Minority interest                                          22,301               -        136,192             -
                                                      -----------     -----------    -----------   -----------
Income/(loss) before income tax provision                  35,769       (384,027)       (737,630)     (837,514)

Income tax provision                                       38,691               -         10,383             -
                                                      -----------     -----------    -----------   -----------
Net loss                                              $    (2,922)    $  (384,027)   $  (748,013)  $  (837,514)
                                                      ===========     ===========    ===========   ===========
Weighted average shares outstanding                    26,550,872      24,257,052     25,982,119    24,257,052
                                                      ===========     ===========    ===========   ===========
Loss per share (basic and diluted)                    $     (0.00)    $     (0.02)   $     (0.03)  $     (0.03)
                                                      ===========     ===========    ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Planet Zanett, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2002           2001
                                                                -----------   -----------
Cash flows from operating activities:
Net loss                                                        $  (748,013)  $  (837,514)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                              50,777             -
          Stock based compensation and services                     651,487       119,755
          Provision for doubtful notes from employee                 29,679             -
          Impairment charges                                        308,613       347,334
          Equity in losses of affiliates                              4,836        70,352
          Minority interest                                        (136,192)            -
          Deferred income taxes                                     (41,360)            -
          Contributed services from management                       95,000        95,000
          Contributed services from related party                         -        12,000
          Changes in:
               Accounts receivable                                 (926,523)            -
               Interest receivable                                  (61,281)      (48,480)
               Prepaid expenses and other current assets            (53,839)       39,874
               Accrued expenses                                    (229,695)       58,871
               Accounts payable                                     195,021             -
               Deferred revenue                                      (7,298)            -
                                                                -----------   -----------
     Net cash used in operating activities                         (868,788)     (142,808)
                                                                -----------   -----------
Cash flows from investing activities:
     Cash paid for acquisition, net of cash acquired             (2,792,979)            -
     Additions to property and equipment                            (58,389)            -
     Investments in affiliate companies                             (50,000)     (813,949)
     Due from employees                                              18,453       (84,175)
     Collection of notes receivable                                 360,315       136,250
                                                                -----------   -----------
     Cash flows used in investing activities                     (2,522,600)     (761,874)
                                                                -----------   -----------
Cash flows from financing activities:
     Sale and issuance of restricted common stock                   280,000             -
     Issuance of note payable to related party                    3,075,000             -
     Short term borrowings                                           95,135             -
     Capital lease payments                                         (15,037)            -
                                                                -----------   -----------
     Cash flows provided by financing activities                  3,435,098             -
                                                                -----------   -----------
Net increase/(decrease) in cash and cash equivalents                 43,710      (904,682)

Cash and cash equivalents, beginning of period                      800,258     1,590,278
                                                                -----------   -----------
Cash and cash equivalents, end of period                        $   843,968   $   685,596
                                                                ===========   ===========
Supplemental cash flow information:
Income taxes paid                                               $    52,250   $         -
                                                                ===========   ===========
Interest paid                                                   $     2,733   $         -
                                                                ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Planet Zanett, Inc.
            Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of Planet Zanett, Inc's (the "Company") financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

When the Company was formed in 2000, our approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

In early 2001, we concluded that market conditions had shifted to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. We thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held IT consulting firms.

Recent Acquisitions

                        Brandywine Computer Group, Inc.

Effective May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), its second IT Commonwealth member. BCG provides technology consulting services primarily focused on the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. The Company's clients range from Fortune 500 companies to mid-cap firms, with no specific industry or geographic concentration. The Company's ERP and supply chain implementations have historically been limited to the J. D. Edwards platform, but the ERP services are being expanded to include Microsoft Great Plains software as well. CRM implementations have been focused on software from Siebel Systems.

The total consideration to be paid by the Company to the BCG shareholders (the "BCG Shareholders") is comprised of the initial consideration, a purchase price adjustment based on the level of BCG working capital at closing and future contingent consideration. The initial consideration of $2,750,876 in cash and 1,508,838 shares of the Company's common stock ("Common Stock") was paid at closing. The shares issued were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing. The initial consideration was decreased by $133,712, which is the amount that net working capital at Closing was less than the benchmark level of working capital of $1,247,643 to have been provided by BCG at May 31, 2002. The amount due from the BCG shareholders has been recorded in other current assets on the June 30, 2002 balance sheet.

The BCG Shareholders are entitled to receive contingent consideration in each of the three successive annual periods commencing June 1, 2002 based upon BCG attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $764,132 in cash and the issuance of a number of shares of Common Stock determined by dividing $764,132 by the weighted average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the weighted average closing price of the Common Stock for the three trading days immediately preceding the issuance of the shares.

The annual contingent consideration will be paid to the BCG Shareholders only if BCG's earnings before interest, taxes, depreciation and amortization ("EBITDA") and cash remittances, as defined in the BCG merger agreement, equal or exceed certain thresholds specified in the merger agreement. However, if the BCG Shareholders meet the cash remittance requirements in each of the annual performance periods but fail to qualify for the contingent consideration for any annual performance period based on the EBITDA performance requirement, they will be entitled to receive such amounts of annual contingent consideration not previously paid after the end of the third performance period if BCG generates cumulative EBITDA for the three performance periods taken as a whole in excess of the threshold specified in the BCG merger agreement. In the event that any contingent consideration is paid to the BCG Shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of the acquisition.

After making the $133,712 purchase price adjustment to the initial consideration, the maximum aggregate consideration will be approximately $10.7 million, of which approximately $6.1 million was paid at closing as the initial consideration and approximately $4.6 million may be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of BCG will total approximately $340,000.

The Common Stock issued or issuable to the BCG Shareholders pursuant to the merger agreement (the "Shares") is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each BCG Shareholder. A portion of the Shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The lock-up agreements also provide the BCG Shareholders with registration rights with respect to the Common Stock. On or after February 28, 2003, the BCG Shareholders have the right to request the Company to use its best efforts to effect a registration statement with the Securities and Exchange Commission covering the resale of the shares held by the BCG Shareholders.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note (the "Note") to a principal shareholder of the Company. The Note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest beginning August 31, 2002, at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The Note may be pre-paid without penalty.

In connection with the BCG acquisition, BCG entered into employment agreements with the President and the Executive Vice-President of BCG. Pursuant to the employment agreements, each will be employed by BCG for a four-year period unless earlier terminated. The employment agreements provide for a market rate base annual salary and each may earn an annual performance bonus. Should the employment of either executive be terminated, they will be entitled, under certain conditions, to receive specified severance benefits.

As this acquisition occurred on May 31, 2002, the Company began including
BCG financial statements in the Company's consolidated financial statements as of June 1, 2002. Therefore, the Company's condensed consolidated financial Statements as of December 31, 2001 and for the three and six months ended June 30, 2001, do not include any corresponding assets, liabilities, results of operations or cash flows for BCG.

                    Back Bay Technologies, Inc.

On December 7, 2001, the Company acquired Back Bay Technologies, Inc. ("BBT"), its first IT Commonwealth TM member. BBT is a provider of technology consulting services primarily to Fortune 500 companies, historically with a concentration in the financial services industry. BBT'S service offerings include a wide range of services to initiate, develop and implement e- business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

The maximum aggregate consideration to be paid by the Company to BBT's former shareholders is $2,750,000 and 1,625,000 shares of the Common Stock. Initial consideration of $1,500,000 and 1,000,000 shares of Common Stock, valued at $2,290,000, was paid to the former BBT shareholders at closing. In addition, all outstanding options to purchase BBT common stock were exchanged, pursuant to the BBT merger agreement, for options to purchase 476,088 shares of the Company's common stock. The Company valued such options using the Black-Scholes option pricing model at approximately $914,400, of which approximately $853,400 was included in the purchase price and $61,000 was attributed to deferred compensation for future services.

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

As this acquisition occurred on December 7, 2001, the Company began including BBT financial statements in the Company's consolidated financial statements as of December 8, 2001. Therefore, the Company's condensed consolidated financial statements for the three and six months ended June 30, 2001, do not include any corresponding results of operations or cash flows for BBT.

The Company continues to actively evaluate additional acquisition candidates for the IT Commonwealth TM.

Organization

The Company was formed on October 30, 2000, pursuant to an Amended and Restated Agreement and Plan of Merger dated August 24, 2000 (the "Merger Agreement") between BAB Holdings, Inc., an Illinois corporation ("BAB"), PZ Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("PZ Acquisition"), BAB (Delaware), Inc., a Delaware corporation and a wholly-owned subsidiary of BAB ("BAB Delaware") and Planet Zanett Corporate Incubator, Inc., a Nevada corporation ("PZCI Nevada"), where under (i) BAB was merged with and into BAB (Delaware), with BAB (Delaware) as the surviving entity, and (ii) PZCI Nevada was merged with and into PZ Acquisition, with PZ Acquisition as the surviving entity. BAB (Delaware) changed its name to Planet Zanett, Inc. and PZ Acquisition changed its name to Planet Zanett Corporate Incubator, Inc. ("PZCI").

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

Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of its equity-method investments, as measured at the time the Company acquired its ownership interests, is amortized on a straight-line basis over three years. Such amortization is included in the caption "equity in loss of affiliates" in the statement of operations. The Company had an investment in one affiliate company that was accounted for under the equity method of accounting during the six month periods ended June 30, 2002 and 2001.


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's condensed consolidated financial statements include the carrying value of investments in affiliate companies, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations, revenue recognition under fixed fee professional service contracts and the realizability of deferred tax assets and liabilities.

Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. For the years ended December 31, 2001 and 2000, the Company had no fixed fee contracts.

Cash received prior to the performance of services under customer contracts is recognized as a liability and deferred until such time that all revenue recognition criteria have been met. At December 31, 2001 and 2000, BCG did not have any deferred revenue.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of services and any amounts rebilled to clients are included in revenue during the period in which they are incurred.

Cost of Services:

Cost of services includes salaries and related costs of consulting staff and outside contractors, as well as travel and related costs related to the provision of services at client locations. Additionally, under its preferred partner agreement with J.D. Edwards, the Company pays a sales referral fee on certain contracts that is included in cost of services. This sales referral fee represents a percentage of service revenue billed to customers under the applicable contracts.

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

At June 30, 2002 and 2001, 720,000 and 1,340,000 shares of restricted common stock, respectively, were excluded from the computation of basic loss per share as they were subject to a repurchase feature. These restricted shares, as well as outstanding options to purchase 785,833 and 161,534 shares of common stock at June 30, 2002 and 2001, respectively, were excluded from the computation of diluted loss per share as they would be antidilutive.

Fair Value of Financial Instruments

The Company's financial instruments at June 30, 2002 and December 31, 2001 consisted of cash and cash equivalents, accounts receivable, notes receivable, interest receivable, investments in affiliate companies, accounts payable and accrued expenses. The carrying amounts of all financial instruments approximate their fair value with the exception of our investment in Applied Discovery, which is valued at cost of $450,000. Based on a private placement by Applied Discovery in February 2002 and the related implied enterprise value of the company as of that date, we estimated the value of our investment in this affiliate company to be approximately $700,000.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's long term notes payable approximates its current fair value.

Reclassifications

Certain prior year amounts have been reclassified to conform with their current year presentation.

Note 4.     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition was July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The Company's acquisitions of BBT and BCG were accounted for under the purchase method pursuant to the provisions of SFAS 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets are no longer amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is therefore required to be applied at the beginning of the Company's current fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement.

The Company has applied the provisions of SFAS No. 142 to the acquisition of BCG on May 31, 2002, the acquisition of BBT on December 7, 2001 and to the acquisition of its majority interest in GlobeDrive on August 31, 2001.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that the adoption of this statement will not have a material effect on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the potential impact of SFAS 146 on its results of operations and financial position.

Note 5.     Acquisition of BCG

As disclosed in Note 2 above, effective May 31, 2002, the Company acquired its second IT CommonwealthTM member, Brandywine Computer Group, Inc.

The allocation of the initial purchase price consideration, as adjusted, to the assets acquired and liabilities assumed was based upon preliminary estimates of the fair market value of the such assets and liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of BCG.

The following table sets forth the components of the purchase price:
          Cash paid                                  $2,750,876
          Common stock issued                         3,420,023
          Purchase price adjustment                    (133,712)
          Estimated transaction costs                   340,000
                                                     ----------
          Total purchase price                       $6,377,197
                                                     ==========
The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed at May 31, 2002:
          Current assets                                2,142,354
          Property and equipment                          103,774
          Other assets                                      3,400
          Liabilities assumed, current                 (1,028,423)
                                                       ----------
          Fair value of assets acquired                 1,221,105
                                                       ----------
          Cost in excess of net assets acquired         5,156,092
          Deferred tax effect on purchase accounting      321,000
                                                       ----------
          Recorded goodwill                             5,477,092
                                                       ----------
          Total estimated fair value of net
             assets acquired and recorded goodwill     $6,698,197
                                                       ==========

Note 6.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of BBT and BCG had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                   Six months ended June 30,
                                  ---------------------------
                                     2002             2001
                                  ----------       ----------
Revenue                           $6,530,495       $6,626,279
Net income/(loss)                 $ (237,693)      $  452,922
Basic and diluted earnings/
  (loss) per common share         $    (0.01)      $     0.02




                                  Three months ended June 30,
                                  ---------------------------
                                     2002           2001
                                  ----------       ----------
Revenue                           $3,819,985       $3,765,892
Net income                        $  248,448       $  350,184
Basic and diluted earnings
  per common share                $     0.01       $     0.01


Note 7.     Restricted Stock Issuances and Non-cash Compensation

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

Of the 1,450,000 shares, 250,000 shares vested immediately and 1,200,000 were subject to a repurchase feature that lapses over five years. The repurchase feature allows the Company under certain circumstances to cancel the subscription agreement and repurchase any of the shares, at their issue price of $1.00 per share, for which the repurchase feature has not expired. Of these 1,200,000 shares, the Company's repurchase option expired on 90,000 shares in 2001 and on 75,000 shares in the first six months of 2002.

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

At June 30, 2002, the Company had rights to repurchase 765,000 shares, which expires over the next three years.

The restricted stock has been issued subject to non-recourse notes and, therefore, is accounted for in a manner similar to stock options. Compensation expense has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock is charged to operations over the five-year period over which the Company's repurchase option expires. Future charges or reductions in expense will be based on the fair value of the stock over the five-year year period. During the three-month periods ended June 30, 2002 and 2001, the Company recognized non-cash compensation expense of $18,287 and $61,867, respectively, related to these restricted stock issuances. During the six month periods ended June 30, 2002 and 2001, the Company recognized non-cash compensation expense of $329,356 and $36,067, respectively, related to these restricted stock issuances. At June 30, 2002 and December 31, 2001, the unamortized deferred compensation expense attributable to these restricted stock issuances was $325,753 and $554,423, respectively. The change in the deferred compensation balance reflects changes in the assumptions used in the Black-Scholes option pricing model used to value these securities, as well as the lapsing of the repurchase feature during the period.

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

On June 4, 2002, the Company issued 55,018 shares of restricted common stock to one of its executive officers at the market price of $2.15 per share. The shares were fully vested upon issuance. The Company was issued a full recourse promissory note by the officer as payment for this restricted common stock. The note matures on November 1, 2005 and bears interest, payable at maturity, at 5% per annum and is secured by the common stock. Since the shares were issued at the then market price, the Company did not record any stock compensation expense.

Notes issued for the purchase of the Company's common stock, as detailed above, are included as a reduction of stockholders' equity on the accompanying balance sheet.

On January 4, 2001 the Company issued 25,000 shares of common stock for legal services. The stock was subject to a restriction that prohibits its sale for twelve months. The Company recorded a legal expense of $20,775 and $92,000 related to this stock grant during the three and six months ended June 30, 2001.

In April 2002, the Company issued 28,666 shares of common stock for public relations services. The stock was subject to a restriction that prohibits its sale for twelve months. The Company recorded a stock compensation expense of $61,632 related to this stock grant during the three and six months ended June 30, 2002. Additionally, a stockholder of the Company transferred 57,000 shares of the Company's common stock owned by such stockholder to the same public relations firms for no consideration other than the provision of additional services to the Company. As a result of such transfer the Company recorded a stock compensation charge of $122,550 related to this stock transfer during the three and six months ended June 30, 2002.


Note 8.     Restricted Stock Issued for Investment and Future Services

During 2000, the Company issued 265,000 shares of restricted common stock in exchange for an investment in World Wide Web Institute, Inc. ("WWWI") and future services from certain WWWI employee shareholders. 125,000 shares vested immediately and 140,000 shares are subject to a repurchase feature that lapses over five years. Of these 140,000 shares, 10,500 vested in 2001 and an additional 10,500 shares vested in the first six months of 2002. Additionally, during the second quarter of 2002 the Company waived its repurchase option on the remaining 119,000 shares that would have expired over the next three years and no longer requires any future services from the individuals.

The holders of this restricted common stock are subject to an agreement that requires them to hold these shares through October 31, 2005.

Compensation for the future services has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Consulting services expense has been charged to operations since the issuance of these shares. However, with the Company's waiver of future services and the repurchase feature on the remaining shares, no future charges will be incurred after the second quarter of 2002. During the three month periods ended June 30, 2002 and 2001, the Company recognized non-cash compensation expense of $26,190 and $(5,302), respectively, related to these restricted stock issuances. During the six month periods ended June 30, 2002 and 2001, the Company recognized non-cash compensation expense of $52,700 and $(8,312),
respectively, related to these restricted stock issuances.   At June 30, 2002
and December 31, 2001, the unamortized deferred compensation expense attributable to these restricted stock issuances was zero.


Note 9.     Employee Loans

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

At June 30, 2002, the Company had loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans and accrued interest during the third and fourth quarters of 2001 in the aggregate amount of $183,588, and an additional provision of $30,074 in the first quarter of 2002. The aggregate principal balance of these loans as at June 30, 2002, net of the provision, was $76,037.

On September 7, 2001 the Company loaned two of its executive officers an aggregate of $569,397 to acquire the Company's common stock. On January 27, 2002, the Company loaned the same two executive officers an aggregate of $960,000 to acquire the Company's common stock. On June 4, 2002, the Company loaned one of these officers $118,289 to acquire the Company's common stock. Each of the loans is subject to a full recourse promissory note maturing November 1, 2005, and bears interest, payable at maturity, at 5% per annum. The notes are secured by the common stock pursuant to stock pledge agreements.

Note 10.    Impairment of Investments

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

The Company recorded impairment charges during the first three months of 2002 in the amount of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream; no additional charges were recorded in the three months ended June 30, 2002. The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Both of these affiliate companies effectively ceased operations during the second quarter of 2002.

During the six month period ended June 30, 2001, the Company recorded impairment charges in the amount of $247,334 for its investment in WWWI and $100,000 for its investment in Failsafe.com, Inc. Impairment charges were recorded during the second quarter of 2001 in the amount of $50,000 for the investment in Fanlink and $3,534 for the investment in WWWI.

Note 11.    Contributed Services and Related Party Transactions

The Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amount of $47,500 during both the first quarter 2002 and 2001 and in the amount of $95,000 for the six months ended June 30, 2002 and 2001. The officers, pursuant to their respective employment agreements, are each entitled to an annual salary of $95,000. Since the officers do not expect payment of such compensation, the value of such has been reflected as an increase to additional paid in capital.

During the three months ended June 30, 2002 and 2001, the Company recorded administrative expenses in the amount of $7,500 and $6,000, respectively, for office space, computer equipment, telephone and other administrative support provided by a related party. These expenses were $15,000 and $12,000 for the six months ended June 30, 2002 and 2001, respectively. The related party and the Company have common majority ownership. During 2001, the Company did not pay for these services so additional paid in capital was increased for the amount expensed. The Company began paying for these services in 2002. If the Company had to procure such administrative services from an unrelated third party, it is likely that those administrative services would cost more than the amounts allocated by the related party.

Beginning in the second quarter 2001, on a monthly basis the Company charges the same related party 25% of one officer's compensation for services rendered by the officer to the related party. During the three and six months ended June 30, 2002, the Company charged the related party $8,349 and $16,698, respectively, for such services. There were no similar charges in the first six months of 2001. The Company did not receive payment for these services in 2001 so additional paid in capital was decreased for the amount billed to the related party. The Company expects to receive payment for these services in 2002.

In February 2002, the Company advanced an additional $50,000 to InfoDream. A director of the Company is the President, Chief Operating Officer and a shareholder of InfoDream. InfoDream ceased operations during the second quarter of 2002 and the Company's investment was written down to zero at June 30, 2002.

During April 2002, Mr. Bruno Guazzoni, a principal shareholder of the Company, purchased an additional 15,000 shares of restricted common stock. The common stock was purchased at $2.00 per share, resulting in gross proceeds of $30,000. Additionally, in May 2002, Mr. Guazzoni made two short term cash advances to the Company totaling $324,124. On May 31, 2002, these advances were converted to a promissory note with the principal sum of $324,124. On May 31, 2002, the Company also issued a promissory note to Mr. Guazzoni for $2,750,876 to fund the cash portion of the purchase price of BCG paid at the closing. Both notes have a maturity date of May 31, 2005 and require quarterly cash payments of interest beginning August 31, 2002 at the rate of 11% per annum. Principal is repayable in cash at maturity.

Note 12.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. The Company sells its consulting services to domestic Fortune 500 level companies and could be affected directly by the financial well being of our customers. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the six months ended June 30, 2002, the Company had three customers that accounted for approximately 30%, 14% and 12% of total revenue. For the second quarter of 2002, three customers accounted for approximately 24%, 17% and 15% of total revenue.

At June 30, 2002, the Company had four customers that accounted for 17%, 15%, 12% and 10% of accounts receivable.


Note 13.    Commitments and Contingencies

The Company currently has no plans to make additional investments in affiliate companies. The Company had a commitment to provide $367,670 of additional funding to Fanlink; however, management believes that it is unlikely that this commitment will be funded as the company ceased operations during the second quarter of 2002.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999.
PZCI is seeking damages in excess of $500,000.  Immunomedics has asserted a
counterclaim based on alleged delays in obtaining financing.   On April 17,
2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002. No new trial date has been set. The parties filed motions for summary judgment on August 9, 2002, which are pending.

Additionally, Brandywine Computer Enterprise, Inc., a company owned by the former BCG stockholders, entered into a $1,000,000 bank line of credit in January 2002. This line of credit was guaranteed by BCG and the former BCG stockholders. No amounts were drawn down under this credit line and the facility was cancelled in July 2002 after the acquisition of BCG by the Company.


Note 14.    Income taxes

During the three and six months ended June 30, 2002, the Company recorded an income tax provision for state and local taxes of $38,691 and $51,743. The income tax provision for the six months ended June 30, 2002 was partly offset by a $41,360 tax benefit for the reversal of a federal deferred tax liability related to the acquisition of BBT.

Note 15.    Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BCG in 2002 and BBT in 2001, the Company operates in two segments, as follows:

IT Services - Through its wholly-owned subsidiaries, the Company provides technology consulting services that include a wide range of services, including the implementation enterprise resource planning systems and the planning, development and implementation of e-business systems.

Development - The Company's Development segment made investments in early and development stage IT hardware and software companies, providing financial,
managerial and business plan consulting services.   With the implementation
of the new IT Commonwealth TM strategy in 2001, we curtailed new investments in the Development segment companies.

This basis of segmentation in the three and six months ended June 30, 2002 is consistent with the basis of segmentation presented in our 2001 Annual Report on Form 10-KSB. There were no inter-segment revenues or allocations of corporate costs to the segments.

All of the Company's operations during 2001 and the first six months of 2002 were in the United States. The table below presents information about the reported segments for the six months ended June 30, 2002.


                    IT Services     Development          Total
                    -----------     -----------       -----------
Revenue             $ 3,836,732     $     2,000       $ 3,838,732
                    ===========     ===========       ===========
EBITDA              $   735,052     $(  323,585)      $   411,467
                    ===========     ===========       ===========
Total Assets        $13,929,348     $   626,907       $14,556,255
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

                                                2002
                                            -----------
EBITDA:
      Total reportable segments             $   411,467
      Unallocated corporate expenses         (1,100,424)
                                            -----------
      Consolidated EBITDA                    (  688,957)
      Interest (expense)/income, net              2,104
      Depreciation and amortization          (   50,777)
                                            -----------
Consolidated pre-tax loss as reported       $(  737,630)
                                            ===========


Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto shown in our annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

This report contains certain forward-looking statements and information relating to Planet Zanett, Inc. (the "Company") and our wholly and majority-owned subsidiaries that are based on assumptions made by us and on information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or our management, are intended to identify forward-looking statements. These statements reflect the current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on our Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Critical Accounting Policies and Significant Use of Estimates

There were no changes to the Company's critical accounting policies in the first six months of 2002. Items incorporated in the Company's financial statements that required the significant use of management estimates include the carrying value of investments in affiliate companies, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations, revenue recognition under fixed fee professional service contracts and the realizability of deferred tax assets and liabilities.

Results of Operations

The Company's operating results for the three and six months ended June 30, 2002 reflect the positive operating contribution of Back Bay Technologies, Inc. ("BBT") for the full periods and one month of contribution for the newly acquired Brandywine Computer Group, Inc. ("BCG"). The performance of our two IT Commonwealth TM members and our continued emphasis on keeping corporate overhead costs low were in line with expectations and were the basis for the results discussed below.

Six months 2002 versus 2001

On a consolidated basis, the Company earned net services revenue of $3,838,732 during the six months ended June 30, 2002, which included $662,000 for one month from BCG, which was acquired on May 31, 2002. The Company had no revenue in the first six months of 2001.

Costs of services consisted primarily of compensation and related costs of programming and technical personnel and fees paid to outside consultants engaged for specific client projects. Also, with the acquisition of BCG, costs of services include sales referral fees related to implementation of J.D. Edwards systems. Costs of services were $2,291,772 during the six months ended June 30, 2002, which included $337,875 for one month of costs of BCG since its acquisition on May 31, 2002. There was no corresponding cost of services in 2001.

Selling and marketing expenses were $240,505 during the six months ended June 30, 2002, representing sales and marketing related payroll and commissions, as well as travel, entertainment and other miscellaneous costs to support sales activities. This total included $53,065 for one month of BCG. There were no corresponding selling and marketing expenses during the first six months of 2001.

General and administrative expenses were $1,871,691 in the six months ended June 30, 2002, compared with $573,105 in the first six months of 2001, representing an increase of $1,298,586, or 227%. This increase was attributable primarily to higher expenses for administrative employee compensation, stock based compensation for employees and consultants, office costs and miscellaneous administrative expenses. Of the overall increase, approximately $548,000 related to expenses of our newly acquired subsidiaries of the IT Commonwealth TM, BBT and BCG, for which there were no corresponding expenses in 2001.

Administrative employee compensation increased $421,489, or 278%, from $151,615 in the first six months of 2001 to $573,104 in the six months ended June 30, 2002. This increase was primarily due to $291,000 of costs related to our new IT Commonwealth subsidiaries and approximately $130,000 incurred for two new corporate employees.

Stock based compensation and consulting expenses were $651,487 in the six months ended June 30, 2002, representing an increase of $531,732, or 444%, from the $119,755 of expense recorded in the first six months of 2001. Approximately $354,000 of this increase related to an October 2000 restricted stock issuance to certain non-employee business associates, reflecting lapses in the repurchase feature during the period and changes in the assumptions used in the Black-Scholes option pricing model that was used to value these securities in the six months ended June 30, 2002, including a higher stock price and a decrease in the expected remaining life of the options compared with the assumptions used for the first six months of 2001. Additionally, $92,000 of the increase was due to the increase in the value of common stock issued to independent consultants in exchange for services and approximately $48,000 related to the first quarter issuance of shares to two of the Company's executives.

Office costs, which include rent, utilities, telecommunications and other office related costs, increased from $13,400 during the six months ended June 30, 2001 to $109,645 during the six months ended June 30, 2002, an increase of $96,246, or 718%. This increase was almost entirely related to newly acquired subsidiaries BBT and BCG for which there were no similar costs included in our 2001 financial statements.

Miscellaneous general and administrative expenses increased $249,119, or 86%, from $288,336 in the first six months of 2001 to $547,455 in the six months ended June 30, 2002. This increase consisted of approximately $164,000 of BBT and BCG expenses for training, independent contractors and depreciation. The remaining increase related mainly to higher corporate expenses for professional fees and independent contractors.

During the six months ended June 30, 2002, the Company recorded impairment charges of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream, as well as $22,181 related to capitalized software of GlobeDrive. During the six month period ended June 30, 2001, the Company recorded impairment charges in the amount of $247,334 for its investment in WWWI and $100,000 for its investment in Failsafe.com. See additional discussion of our investments in affiliate companies below.

Interest income decreased from $153,277 in the first six months of 2001 to $112,553 in the first six months of 2002, representing a decrease of $40,724, or 26%. This decrease was due primarily to lower interest rates, a reduction in the balance due on the BAB, Inc. note as a result of periodic principal payments and lower average cash balances during the first six months of 2002. Interest expense of $110,449 in the first six months of 2002 related to the notes payable issued to one of the principal shareholders to fund the cash portion of the purchase price paid to acquire BBT and BCG.

Equity in losses of our affiliate companies of $4,836 in the first six months of 2002 represents our interest in the losses of Fanlink for the six months ended June 30, 2002. The low level of losses for Fanlink in 2002 is due to cessation of operations. During the first six months of 2001, equity in losses of our affiliate companies was $70,352 for our investment in GlobeDrive, which was a consolidated subsidiary in the first six months of 2002.

As a result of the above, our net loss decreased from $837,514 in the first six months of 2001 to $748,013 in the six months ended June 30,2002, an improvement of $89,501, or 11%.


Second Quarter 2002 versus 2001

The Company had net services revenue of $2,465,406 during the second quarter of 2002, which included $662,000 for one month of BCG since its acquisition on May 31, 2002. The Company had no revenue in the first quarter of 2001.

Costs of services were $1,369,939 in the second quarter of 2002, which included $337,875 for one month of BCG costs. There were no corresponding costs of services in the second quarter of 2001.

Selling and marketing expenses were $188,419 in the second quarter of 2002, representing sales commissions and travel and entertainment costs to support the sale of IT Commonwealth consulting services. BCG selling and marketing expenses were approximately $53,000 of the total. There were no corresponding selling and marketing expenses in the second quarter of 2001.

General and administrative expenses were $886,244 in the second quarter of 2002, compared with $321,728 in the second quarter of 2001, representing an increase of $564,516, or 175%. This increase was primarily attributable to higher expenses for administrative employee compensation, stock based compensation for employees and consultants, office costs and miscellaneous administrative expenses. Of the overall increase, $283,144 related to expenses of our newly acquired IT Commonwealth subsidiaries for which there were no corresponding expenses in 2001.

Administrative employee compensation increased $165,589, or 198%, from $83,813 in the second quarter of 2001 to $249,402 in the second quarter of 2002. This increase was due primarily to approximately $140,000 related to our new IT Commonwealth subsidiaries and approximately $25,000 incurred for two new corporate employees.

Stock based compensation was $249,383 in the second quarter of 2002, representing an increase of $172,068, or 223%, from the $77,315 of expense recorded in the second quarter of 2001. This increase was mostly due to an increase in the value of common stock issued to outside consultants in exchange for services.

Miscellaneous general and administrative expenses increased $172,832, or 117%, from $148,135 in the second quarter of 2001 to $320,967 in the second quarter of 2002. Approximately $85,000 of this increase related to expenses in the second quarter of 2002 of our new IT Commonwealth subsidiaries, BCG and BBT, which consisted mainly of expenses related to training, independent contractors and depreciation. The remaining increase related primarily to higher corporate expenses for independent contractors and professional fees, as well as higher travel expenses incurred to review potential acquisition candidates.

The Company recorded no impairment charges during the second quarter of 2002. During the three month period ended June 30, 2001, the Company recorded impairment charges in the amount of $3,534 for its investment in WWWI and $50,000 for its investment in Failsafe. See additional discussion of our investments in affiliate companies below.

Interest income decreased from $61,587 in the second quarter 2001 to $57,949 in the second quarter of 2002, representing a decrease of $3,638, or 6%. This decrease was due primarily to lower interest rates and a reduction in the balance due on the BAB, Inc. note as a result of periodic principal payments. Interest expense of $68,044 in the second quarter 2002 related to notes payable to one of the principal shareholders that were issued to fund the cash portion of the proceeds paid to acquire BBT and BCG.

Equity in losses of our affiliate companies of $4,836 in the second quarter of 2002 represents our interest in the second quarter losses of Fanlink. During the second quarter of 2001, equity in losses of our affiliate companies was $70,352 for our investment in GlobeDrive, which is consolidated in 2002.

As a result of the above, our net loss decreased from $384,027 in the second quarter 2001 to $2,922 in the second quarter of 2002, an improvement of $381,105, or 99%.


Investments in Affiliate Companies

In February 2002 we invested an additional $50,000 in InfoDream. This investment was represented as a loan to InfoDream that was expected to be converted, along with our prior investments in this affiliate, into preferred stock by July 2002. However, during the second quarter of 2002, InfoDream effectively ceased operations and the Company does not expect to recover any of its investments in this affiliate company. No investments were made in the second quarter of 2002.

At the end of the first quarter, we reviewed our investments in Fanlink and InfoDream and performed a detailed evaluation of their business plans and progress towards achieving performance targets. We also reviewed their ability to obtain additional financing from sources other than the Company to fund their operations. Based on the results of this review, we determined that these affiliate companies were not adequately progressing toward achieving their performance targets and had limited alternate sources of funds. Therefore, we considered the value of these investments to have decreased and recorded aggregate impairment charges of $286,432. Both of these affiliate companies effectively ceased operations during the second quarter of 2002.

We also evaluated our investment in our affiliate company Applied Discovery. Based on a private placement of Applied Discovery equity securities in February 2002, we believe the value of our investment has increased from its cost of $450,000 to approximately $700,000. Based on Applied Discovery's results of operations through June 30, 2002, management believes that the value of this investment has not decreased from the previous estimate.

The Company currently has no plans to make additional investments in affiliate companies. The Company had a commitment to provide $367,670 of additional funding to Fanlink; however, management believes that it is unlikely that this commitment will be funded as it is subject to certain terms and conditions and the achievement of specific performance targets that Fanlink is doubtful to meet given it ceased operations during the second quarter of 2002.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents totaled $843,968, representing an increase of $43,710 from the December 31, 2001 balance of $800,258. Additionally, working capital increased $1,854,699, or 582%, from $318,508 at December 31, 2001 to $2,173,207 at June 30, 2002, as accounts receivable increased approximately $2,500,000 and current liabilities increased approximately $900,000.

The increase in working capital was the primary reason that the cash used in operating activities increased from $142,808 in the first six months of 2001 to $868,788 in the first six months of 2002. This increase was principally the result of the Company's internal growth and the acquisition of BCG.

The increase in cash during the six months ended June 30, 2002, was derived primarily from financing activities that provided approximately $280,000 of equity financing and approximately $420,000 of debt financing in the six months ended June 30, 2002. The Company also borrowed $2,750,876 to fund the acquisition of BCG. There were no financing activities in the first six months of 2001. Partly offsetting these cash inflows was a significant increase in cash flows used in investing activities. The primary investment was the initial $2,750,876 cash payment to acquire BCG. Additionally, the Company invested approximately $58,000 in property and equipment and $50,000 in affiliate companies in 2002, compared with investments in affiliate companies of approximately $814,000 in the first six months of 2001. Partly offsetting these cash outflows were collections of the BAB, Inc. note receivable of approximately $360,000 in the first six months of 2002 compared with approximately $136,000 in the first six months of 2001.

With the anticipated growth in operating cash flows from the IT Commonwealth TM and by continuing to limit corporate headcount and administrative costs, we believe that the Company will generate sufficient cash from operations to satisfy existing operating needs and working capital requirements of the consolidated Company for the remainder of 2002. To compensate for any short term fluctuations in cash balances, in April 2002, the Company established a $250,000 line of credit. Additionally, we believe in compensating employees with equity incentives where possible and two of the four senior executives of the Company continued to receive no cash compensation in the first six months of 2002. For the balance of 2002, we will continue to utilize employee stock compensation for existing and any new employees hired to minimize cash compensation outlays. We believe that this strategy provides the ability to increase stockholder value as well as conserve cash resources to support growth.

We will continue to seek additional financing to fund future acquisitions of additional IT Commonwealth TM members. The amount and timing of such capital transactions is not yet known and will depend largely on the cost and timing of any acquisitions. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.


PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999.
PZCI is seeking damages in excess of $500,000.  Immunomedics asserted a
counterclaim based on alleged delays in obtaining financing.   On April 17,
2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002. No new trial date has been set. The parties filed motions for summary judgment on August 9, 2002, which are pending.

Item 2 - Changes in Securities and Use of Proceeds

In April 2002, the Company sold 90,000 unregistered shares of restricted Common Stock in a private placement to four individuals, one of whom is a principal shareholder of the Company. The shares were issued at $2.00 per share for total gross proceeds to the Company of $180,000. These funds will be used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4 (2) of the Securities Act of 1933, as amended.

Effective May 31, 2002, the Company issued 1,508,838 shares of the restricted Common Stock to the former BCG stockholders as the stock portion of the initial purchase consideration to acquire BCG. The shares issued were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing.

On June 4, 2002, the Company issued 55,018 shares of restricted Common Stock to one of its executive officers at the market price of $2.15 per share. The shares were fully vested upon issuance. The Company was issued a full recourse promissory note by the officer as payment for this restricted common stock. The note mature on November 1, 2005 and bears interest, payable at maturity, at 5% per annum and is secured by the common stock. Since the shares were issued at the market price, the Company did not record any stock compensation expense.

Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on June 13, 2002, at the Company's offices at 135 East 57th Street, New York, New York, 10022. The following three matters were submitted to a vote of the Company's shareholders:

The election to the Board of Directors of David M. McCarthy, Claudio Guazzoni, L. Scott Perry, Mohan Trikha and Andrew Schiff.
The approval and ratification of the Planet Zanett, Inc. Incentive Stock Plan; and, The ratification of the appointment of the Company's independent auditors, Deloitte & Touche, LLP.

Shareholders votes were received in person at the meeting and by proxy. All three proposals were approved by the shareholders. Of the 26,981,449 shareholders of record for the meeting, 24,206,509 shares were voted. The table below presents the results of the voting for each matter.

                          Votes For    Votes Against  Abstentions   Unvoted
                          ----------   -------------  -----------  ---------
Election of Directors:
  David M. McCarthy       24,241,555          4,954            -   2,734,940
  Claudio M. Guazzoni     24,241,555          4,954            -   2,734,940
  L. Scott Perry          24,241,555          4,954            -   2,734,940
  Andrew N. Schiff, MD    24,241,555          4,954            -   2,734,940
  Mohan Trikha            24,241,555          4,954            -   2,734,940

Stock Plan                23,673,524         92,986        1,157   3,213,782

Independent Auditors      24,236,739          9,378          392   2,734,940

Item 5 - Other Information

During the fourth quarter of 2002, the Company intends to file a registration statement under the Securities Act of 1933, as amended, covering the resale of restricted shares of Common Stock issued as consideration for the acquisition of BBT and BCG, as well as certain restricted shares of Common Stock held by employees of the Company. Specific timing and the number of shares to be covered under this registration has not yet been determined.

Item 6 - Exhibits and Reports on Form 8-K.

a) Exhibits

None.

b) Reports on Form 8-K


On June 15, 2002, the Company filed a report on Form 8-K to disclose the acquisition of Brandywine Computer Group, Inc., effective May 31, 2002.

On August 14, 2002, the Company filed a report on Form 8-K/A to provide historical and pro forma financial information with respect to the acquisition of Brandywine Computer Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PLANET ZANETT, INC.

                                  /s/ David M. McCarthy
                                  ------------------------------------------
                                  David M. McCarthy, Chief Executive Officer
                                  (Principal Executive Officer)
Dated: August 15, 2002


                                  /s/ Jack M. Rapport
                                  ----------------------------------------
                                  Jack M. Rapport, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)
Dated: August 15, 2002