Form 10QSB
period 2002-09-30
PLANET ZANETT INC
filed 2002-11-14
CIK 1133872

Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002


                               ZANETT, INC.
                              -------------
              (Name of Registrant as specified in its charter)

                            PLANET ZANETT, INC.
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

  CLASS                       Outstanding at October 31, 2002
  -----                       -------------------------------
Common Stock $.001 Par Value                  26,856,971

TABLE OF CONTENTS


                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2002
             (unaudited) and December 31, 2001

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)

         Notes to Condensed Consolidated Financial Statements

             (unaudited)

Item 2 - Management's Discussion and Analysis

Item 3 - Controls and Procedures

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings.

Item 2 - Changes in Securities and Use of Proceeds.

Item 3 - Defaults Upon Senior Securities.

Item 4 - Submission of Matters to a Vote of Security Holders.

Item 5 - Other Information.

Item 6 - Exhibits and Reports on Form 8-K.

Signatures

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                  Zanett, Inc.
                         Condensed Consolidated Balance Sheets


                                                           September 30,
                                                               2002            December 31,
                                                            (Unaudited)            2001
Assets                                                     -------------      -------------
Current assets:
       Cash and cash equivalents                           $  1,478,263        $    800,258
       Accounts receivable, net                               2,588,585             439,366
       Interest receivable                                       64,338             130,705
       Due from employees, net                                   64,343             127,016
       Loan receivable, current portion                          50,000                   -
       Prepaid expenses and other current assets                109,653              93,584
                                                           ------------        ------------
              Total current assets                            4,355,182           1,590,929

Property and equipment, net                                     212,435             102,584
Capitalized software, net                                             -             105,424
Loans receivable                                                697,884           1,161,469
Goodwill                                                     10,079,026           4,629,977
Investments                                                     450,000             691,269
Other assets                                                      3,400               3,813
                                                           ------------        ------------
              Total assets                                 $ 15,797,927        $  8,285,465
                                                           ============        ============

Liabilities and stockholders' equity

Current liabilities:
       Accounts payable                                    $    698,405        $    243,632
       Accrued expenses                                       1,100,452             997,625
       Deferred revenue                                               -              15,138
       Deferred income taxes                                     80,250                   -
       Capital lease obligation                                  19,763              16,026
                                                           ------------        ------------
              Total current liabilities                       1,898,870           1,272,421

Notes payable, related party                                  4,575,000           1,500,000
Capital lease obligation, less current portion                        -              16,569
Deferred income taxes                                           323,468             124,078
                                                           ------------        ------------
              Total liabilities                               6,797,338           2,913,068
                                                           ------------        ------------
Minority interest                                                     -             127,500

Commitments                                                           -                   -

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                     -                   -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 26,856,971 and 26,076,449 shares
          issued and outstanding, respectively                   26,857              26,076
       Paid-in capital                                       18,030,968          14,234,149
       Notes receivable for stock subscriptions              (1,647,686)         (2,019,397)
       Deferred compensation                                   (121,335)           (613,729)
       Accumulated deficit                                   (7,288,215)         (6,382,202)
                                                           ------------        ------------
               Total stockholders' equity                     9,000,589           5,244,897
                                                           ------------        ------------

              Total liabilities and stockholders' equity   $ 15,797,927        $  8,285,465
                                                           ============        ============

<F1>
The accompanying notes are an integral part of these condensed consolidated financial statements.


                                Zanett, Inc.
              Condensed Consolidated Statements of Operations
                                (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                      -------------------------   -------------------------
                                                          2002          2001          2002          2001
                                                      -----------   -----------   -----------   -----------
Services revenue, net                                 $ 3,827,784   $         -   $ 7,666,516   $         -
                                                      -----------   -----------   -----------   -----------

Operating expenses:
  Costs of services                                     2,326,842             -     4,618,615             -
  Selling and marketing                                   294,612             -       543,184             -
  General and administrative (including non-cash
    compensation and consulting expense of
    $357,352, $676,174, $1,008,839 and $795,929)        1,258,151     1,581,120     3,121,774     2,282,160
  Impairment charges                                       58,978     2,044,745       367,591     2,392,079
                                                      -----------   -----------   -----------   -----------
     Total operating expenses                           3,938,583     3,625,865     8,651,164     4,674,239
                                                      -----------   -----------   -----------   -----------
            Operating loss                               (110,799)   (3,625,865)     (984,648)   (4,674,239)
                                                      -----------   -----------   -----------   -----------

Other (income)/expense:
            Interest income                               (36,049)      (55,815)     (148,602)     (209,092)
            Interest expense                              129,684             -       240,133             -
            Other (income)/expense                             61             -        (2,699)            -
                                                      -----------   -----------   -----------   -----------
     Total other (income)/expense                          93,696       (55,815)       88,832      (209,092)

Equity in losses of affiliates                                  -        99,247         4,836       125,575

Minority interest                                          72,602       102,104       208,794       186,014
                                                      -----------   -----------   -----------   -----------
Loss before income tax provision                         (131,893)   (3,567,193)     (869,522)   (4,404,708)

Income tax provision                                       26,108             -        36,491             -
                                                      -----------   -----------   -----------   -----------
Net loss                                              $  (158,001)  $(3,567,193)  $  (906,013)  $(4,404,708)
                                                      ===========   ===========   ===========   ===========
Weighted average shares outstanding                    27,137,971    24,399,401    26,300,775    24,305,023
                                                      ===========   ===========   ===========   ===========
Loss per share (basic and diluted)                    $     (0.01)  $     (0.15)  $     (0.03)  $     (0.18)
                                                      ===========   ===========   ===========   ===========

<F1>
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Zanett, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2002              2001
                                                                ------------       ------------
Cash flows from operating activities:
Net loss                                                        $  (906,013)       $(4,404,708)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                              87,396             91,027
          Stock based compensation and services                   1,008,839            795,929
          Provision for doubtful notes from employee                 59,362            183,588
          Impairment charges                                        367,591          2,392,079
          Equity in losses of affiliates                              4,836            125,575
          Minority interest                                        (208,794)          (186,014)
          Deferred income taxes                                     (41,360)                 -
          Contributed services from management                      142,500            142,500
          Contributed services from related party                         -             18,500
          Services contributed to related party                           -            (13,272)
          Other                                                      14,743                  -
          Changes in:
               Accounts receivable                                 (593,289)                 -
               Interest receivable                                  (80,809)           (68,763)
               Prepaid expenses and other current assets             43,541             75,558
               Accrued expenses                                    (413,355)           189,465
               Accounts payable                                     162,898                  -
               Deferred revenue                                     (15,138)                 -
                                                                -----------        -----------
     Net cash used in operating activities                         (367,052)          (658,536)
                                                                -----------        -----------
Cash flows from investing activities:
     Cash paid for acquisition, net of cash acquired             (2,610,896)           (17,541)
     Additions to property and equipment                            (64,479)                 -
     Investments in affiliate companies                             (50,000)          (673,032)
     Capitalized and purchased software                                   -           (109.857)
     Due from employees                                              18,453            (43,799)
     Collection of notes receivable                                 409,811            142,518
                                                                -----------        -----------
     Cash flows used in investing activities                     (2,297,111)          (701,711)
                                                                -----------        -----------
Cash flows from financing activities:
     Sale and issuance of restricted common stock                   280,000                  -
     Issuance of notes payable to related party                   3,075,000                  -
     Capital lease payments                                         (12,832)                 -
                                                                -----------        -----------
     Cash flows provided by financing activities                  3,342,168                  -
                                                                -----------        -----------
Net increase/(decrease) in cash and cash equivalents                678,005         (1,360,247)

Cash and cash equivalents, beginning of period                      800,258          1,590,278
                                                                -----------        -----------
Cash and cash equivalents, end of period                        $ 1,478,263        $   230,031
                                                                ===========        ===========
Supplemental cash flow information:
Income taxes paid                                               $    81,073        $         -
                                                                ===========        ===========
Interest paid                                                   $   213,881        $         -
                                                                ===========        ===========

<F1>
The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Zanett, Inc.
            Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of Zanett, Inc.'s (the "Company") financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual
Report on Form 10-KSB. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.     Organization and Business

Business

Effective August 26, 2002, the Company changed its name from Planet Zanett, Inc. to Zanett, Inc.

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


Recent Acquisitions

Effective May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), its second subsidiary under the IT Commonwealth TM strategy. BCG provides technology consulting services primarily focused on the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. The Company's clients range from Fortune 500 companies to mid-cap firms, with no specific industry or geographic concentration. The Company's ERP and supply chain implementations have historically been limited to the J. D. Edwards platform, but the ERP services are being expanded to include Microsoft Great Plains software as well. CRM implementations have been focused on software from Siebel Systems.

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


Note 3.     Significant Accounting Policies and Principles of Consolidation

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of its equity-method investments, as measured at the time the Company acquired its ownership interests, is amortized on a straight-line basis over three years. Such amortization is included in the caption "equity in losses of affiliates" in the statement of operations. The Company had an investment in one affiliate company that was accounted for under the equity method of accounting during the nine month periods ended September 30, 2002 and 2001. During the second quarter of 2002, this entity ceased operations.


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

Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. For the three and nine months ended September 30, 2002, the Company had two fixed fee contracts; there were no fixed fee contracts during the year ended December 31, 2001.

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

Costs of Services

Costs of services includes salaries and related costs of consulting staff and outside contractors, as well as travel and related costs related to the provision of services at client locations. Additionally, under its preferred partner agreement with J.D. Edwards, the Company pays a fee on certain contracts that is included in costs of services. This fee is calculated as a percentage of service revenue billed to customers under the applicable contracts.

Long-Lived Assets

Long-lived assets of the Company, including amortizable intangibles, are reviewed for impairment whenever an event or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, the Company tests for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived assets to the present value of the net future operating cash flows to be generated by the asset.

During the nine months ended September 30, 2002, the Company recorded total impairment charges of $367,591, of which $81,159 reflected the write-off of the remaining amount of GlobeDrive capitalized software and $286,432 reflected the write-off of our remaining investments in Fanlink and InfoDream. During the nine months ended September 30, 2001, the Company recorded total impairment charges of $2,392,079 related to the write-down of investments in affiliate companies.

During the three months ended September 30, 2002, the Company recorded total impairment charges of $58,978 to write-off of the remaining amount of GlobeDrive capitalized software. During the three months ended September 30, 2001, the Company recorded total impairment charges of $2,044,745 related to the write-down of investments in affiliate companies.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective August 2001 the Company adopted SFAS No. 141 "Business Combinations" ("SFAS 141") and
SFAS No. 142,  "Goodwill and Other Intangible Assets" ("SFAS 142").   The
Company has accounted for the acquisition of its majority interest in Globedrive.com, and its acquisitions of BBT and BCG in accordance with the provisions of SFAS 141 and SFAS 142. Goodwill recorded for the acquisition of BBT was increased by $6,030 during the nine months ended September 30, 2002 related to revisions to estimated acquisition related expenses. Goodwill of $5,477,092 was recorded for the BCG acquisition during the second quarter of 2002. This amount was reduced by $34,073 during the third quarter of 2002 for revisions to the allocation of purchase price to assets acquired and adjustments to the estimated acquisition related expenses.

SFAS 141 requires that all business combinations subsequent to June 30, 2001, be accounted for using the purchase method of accounting.

SFAS 142 requires that goodwill no longer be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment.
The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess.

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

At September 30, 2002 and 2001, outstanding options to purchase 2,742,490 and 161,534 shares of common stock, respectively, were excluded from the computation of diluted loss per share as they would be antidilutive. At September 30, 2001, the computation of diluted earnings per share also excluded 1,360,000 shares of restricted common stock, as they were antidilutive.

Fair Value of Financial Instruments

The Company's short term financial instruments at September 30, 2002 and December 31, 2001 consisted of cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued expenses. The carrying amounts of all short term financial instruments approximate their fair value due to their short maturities.

The Company's investment in Applied Discovery is valued at cost of $450,000. Based on a private placement by Applied Discovery in February 2002 and the related implied enterprise value of the company as of that date, management estimates the value of our investment in this affiliate company to be approximately $700,000.

The Company's note receivable from BAB, Inc. is at a variable interest rate, therefore, the carrying value of this note approximates its current fair value. Notes receivable from certain officers of the Company are at fixed interest rates that management believes reflect current market rates for secured notes of this type. As a result, the Company believes that the carrying value of these notes approximate their fair value.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's long-term notes payable approximates their current fair value.

Reclassifications

Certain prior year amounts have been reclassified to conform with their current year presentation.


Note 4.     Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard on January 1, 2002 did not have a significant impact on the Company's financial position or results of operations.

In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF consensus stated that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted EITF Issue No. 01-14 effective February 1, 2002. As the Company had been accounting for reimbursements received for out-of-pocket expenses in a manner consistent with EITF Issue No. 01-14, the adoption of this pronouncement had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

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


Note 5.     Acquisition of BCG

Effective May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), its second subsidiary under the IT Commonwealth TM strategy. BCG provides technology consulting services primarily focused on the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. The Company's clients range from Fortune 500 companies to mid-cap firms, with no specific industry or geographic concentration. The Company's ERP and supply chain implementations have historically been limited to the J. D. Edwards platform, but the ERP services are being expanded to include Microsoft
Great Plains software as well. CRM implementations have been focused on software from Siebel Systems.

The total consideration to be paid by the Company to the BCG shareholders (the "BCG Shareholders") is comprised of the initial consideration, a purchase price adjustment based on the level of BCG working capital at closing and future contingent consideration. The initial consideration of $2,750,876 in cash and 1,508,838 shares of the Company's common stock ("Common Stock") was paid at closing. The shares issued were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing. The initial consideration was reduced by $133,712, which is the amount that net working capital at Closing was less than the benchmark level of working capital of $1,247,643 to have been provided by BCG at May 31, 2002.

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

After application of the $133,712 purchase price adjustment, the maximum aggregate consideration will be approximately $10.7 million, of which approximately $6.1 million was paid at closing as the initial consideration and approximately $4.6 million may be paid as contingent consideration.
The Company estimates that transaction costs associated with the acquisition of BCG will total approximately $294,000.

The Common Stock issued or issuable to the BCG Shareholders pursuant to the merger agreement (the "Shares") is subject to certain transfer restrictions until June 1, 2006. A portion of the Shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

On or after February 28, 2003, the BCG Shareholders have the right to request the Company to use its best efforts to effect a registration statement with the Securities and Exchange Commission covering the resale of the shares held by the BCG Shareholders.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note (the "Note") to a principal shareholder of the Company. The Note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest beginning August 31, 2002, at the rate of eleven percent (11%) per annum. The principal is payable in cash at maturity. The Note may be pre-paid without penalty.

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

The consolidated results of operations for the three and nine months ended September 30, 2002 include the operating results of BCG subsequent to its acquisition date. Therefore, the Company's condensed consolidated financial Statements as of December 31, 2001 and for the three and nine months ended September 30, 2001, do not include any corresponding acquired assets, assumed liabilities, results of operations or cash flows of BCG.

The allocation of the initial purchase price consideration, as adjusted, to the assets acquired and liabilities assumed was based upon preliminary estimates of the fair market value of the such assets and liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of BCG. As the acquisition was structured as a stock purchase, none of the recorded goodwill will be deductible for tax purposes.

The following table sets forth the components of the purchase price:

          Cash paid                                    $2,750,876
          Common stock issued                           3,420,023
          Purchase price adjustment                      (133,712)
          Estimated transaction costs                     294,152
                                                       ----------
          Total purchase price                         $6,331,339
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed at May 31, 2002:

          Current assets                                2,130,569
          Property and equipment                          103,774
          Other assets                                      3,400
          Liabilities assumed, current                 (1,028,423)
                                                       ----------
          Fair value of assets acquired                 1,209,320
                                                       ----------
          Cost in excess of net assets acquired         5,122,019
          Deferred tax effect on purchase accounting      321,000
                                                       ----------
          Recorded goodwill                             5,443,019
                                                       ----------
          Total estimated fair value of net
             assets acquired and recorded goodwill     $6,652,339
                                                       ==========

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, all of which relates to the IT Services segment, are as follows:

Balance at January 1, 2002                             $ 4,629,977
Goodwill acquired - BCG                                  5,443,019
Revisions to estimated BBT transaction costs                 6,030
                                                       -----------
Balance at September 30, 2002                          $10,079,026
                                                       ===========


Recorded goodwill from the acquisitions of BBT and BCG has not been amortized and no impairment losses have been recognized during the nine months ended September 30, 2002. The Company will be testing for impairment of its goodwill during the fourth quarter after its annual forecasting process is completed. During 2001, equity method goodwill related to the IT Development segment's investment in GlobeDrive was amortized. A reconciliation to present the impact on historical earnings for amortization expense is presented below.


                                         Nine months ended September 30,
                                         -------------------------------
                                             2002                2001
                                         -----------         -----------
Reported net loss                        $  (906,013)        $(4,404,708)
Add back: Goodwill amortization                    -              88,048
                                         -----------         -----------
                                         $  (906,013)        $(4,316,660)
                                         ===========         ===========

Basic and diluted loss per share:
Reported net loss                        $     (0.03)        $     (0.18)
Add back: Goodwill amortization                    -                   -
                                         -----------         -----------
Adjusted net income                      $     (0.03)        $     (0.18)
                                         ===========         ===========


                                         Three months ended September 30,
                                         --------------------------------
                                             2002                 2001
                                         -----------          -----------
Reported net loss                        $  (158,001)         $(3,567,193)
Add back: Goodwill amortization                    -               44,024
                                         -----------          -----------
Adjusted net loss                        $  (158,001)         $(3,523,169)
                                         ===========          ===========

Basic and diluted loss per share:
Reported net loss                        $     (0.01)         $     (0.15)
Add back: Goodwill amortization                    -                    -
                                         -----------          -----------
Adjusted net income                      $     (0.01)         $     (0.15)
                                         ===========          ===========


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

                                   Nine months ended September 30,
                                  --------------------------------
                                     2002                 2001
                                  -----------         -----------
Revenue                           $11,020,279         $10,392,500
Net loss                          $  (395,693)        $(2,950,068)
Basic and diluted loss
  per common share                $     (0.01)        $     (0.11)



                                  Three months ended September 30,
                                  --------------------------------
                                     2002                2001
                                  -----------         -----------
Revenue                           $ 3,827,784         $ 3,766,221
Net loss                          $ ( 158,001)        $(3,594,710)
Basic and diluted loss
  per common share                $     (0.01)        $     (0.13)


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

Of the 1,450,000 shares, 250,000 shares vested immediately and 1,200,000 were subject to a repurchase feature that lapses over five years. The repurchase feature allows the Company under certain circumstances to cancel the subscription agreement and repurchase any of the shares, at their issue price of $1.00 per share, for which the repurchase feature has not expired. Of these 1,200,000 shares, the Company's repurchase option expired on 90,000 shares in 2001 and on 75,000 shares in the first nine months of 2002.

On March 31, 2002, the Company entered into a separation agreement with one individual under which it waived its right to repurchase 120,000 shares still subject to the repurchase feature and exercised its right to repurchase 150,000 shares of stock previously issued to the individual. Under SFAS 123, the waiving of the right to repurchase 120,000 shares resulted in the recognition of a non-cash stock compensation charge of $59,732 that had previously been deferred, while the repurchase of the 150,000 shares resulted in a reduction in non-cash stock compensation of $(84,335).

The restricted stock has been issued subject to non-recourse notes and, therefore, is accounted for in a manner similar to stock options. Compensation expense has been determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock is charged to operations over the five-year period over which the Company's repurchase option expires. Future charges or reductions in expense will be based on the fair value of the stock over the five-year year period. During the three-month periods ended September 30, 2002 and 2001, the Company recognized non-cash compensation expense of ($105,886) and $101,466, respectively, related to these restricted stock issuances. During the nine-month periods ended September 30, 2002 and 2001, the Company recognized non-cash compensation expense of $206,183 and $132,331, respectively, related to these restricted stock issuances. At December 31, 2001, the unamortized deferred compensation expense attributable to these restricted stock issuances was $554,423. As discussed below, these restricted shares and non-recourse notes were canceled in the third quarter of 2002; therefore, there was no deferred compensation at September 30, 2002.

On August 30, 2002, the Company entered into agreements with each of the business associates to repurchase the 1,300,000 outstanding shares of restricted common stock through the forgiveness of the underlying non-recourse notes in the aggregate amount of $1,300,000 and the $147,176 of unpaid accrued interest on these notes and the issuance of options to purchase 1,300,000 shares of the Company's common stock. All options granted were fully vested upon issuance and are not subject to any repurchase or cancellation provisions. Any shares obtained from the exercise of these options are subject to the terms and condition of the existing lock-up agreements with these business associates.

Of the total options granted, 1,150,000 have an exercise price of $2.00 per share and 150,000 have an exercise price of $1.37 per share. As a result of this transaction, the Company recorded a non-cash stock compensation charge of $431,149, which included the write-off of the $147,176 balance of accrued interest on the non-recourse notes.

On January 4, 2001 the Company issued 25,000 shares of common stock for legal services. The stock was subject to a restriction that prohibits its sale for twelve months. The Company recorded a legal expense of $92,000 related to this stock grant during nine months ended September 30, 2001.

In April 2002, the Company issued 28,666 shares of common stock for public relations services. The stock was subject to a restriction that prohibits its sale for twelve months. The Company recorded a non-cash charge of $61,632 related to this stock grant during the nine months ended September 30, 2002, all of which was recorded during the second quarter. Additionally, a stockholder of the Company transferred 57,000 shares of the Company's common stock owned by such stockholder to the same public relations firms for no consideration other than the provision of additional services to the Company. As a result of such transfer the Company recorded a non-cash charge of $122,550 related to this stock transfer during the nine months ended September 30, 2002 This entire charge was recorded in the second quarter.

In August 2002, the Company issued 16,666 options to purchase the Company's common stock to extend the services agreement with one of the public relations firms discussed above for an additional three month period. These options were issued with an exercise price of $2.00 per share, which resulted in a stock compensation charge of $9,416 during the three and nine months ended September 30, 2002.

In August 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. In exchange for these services, the Company issued the firm 18,000 shares of restricted common stock and granted options to purchase 100,000 shares of common stock at an exercise price of $2.50 per share and options to purchase 50,000 shares of common stock at an exercise price of $3.50 per share. During the third quarter of 2002, the Company recorded a stock compensation expense of $7,261. At September 30, 2002, the unamortized deferred compensation balance associated with the issuance of the stock and options was $79,873. This balance will be amortized over the two year term of the contract.

During 2001 and 2002, the Company issued restricted common stock to two executives in exchange for non-recourse notes. The details of these transactions are discussed in Note 9 - Employee Loans.


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

Compensation for the future services has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Consulting services expense has been charged to operations since the issuance of these shares. However, with the Company's waiver of future services and the repurchase feature on the remaining shares, no future charges will be incurred after the second quarter of 2002. During the nine month period ended September 30, 2002, the Company recognized non-cash compensation expense of $26,510. Due to a decline in the value of the Company's common stock during 2001, no compensation expense was recorded for the three and nine month periods ended September 30, 2001. At September 30, 2002 and December 31, 2001, there was no unamortized deferred compensation expense attributable to these restricted stock issuances.


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

At September 30, 2002, the Company had loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans and accrued interest during the third and fourth quarters of 2001 in the aggregate amount of $183,588, and an additional provision of $30,074 in the first quarter of 2002. An additional provision of $29,683 was recorded during the third quarter of 2002. The aggregate net carrying value of these loans at September 30, 2002, was $50,000.

On September 7, 2001 the Company loaned two of its executive officers an aggregate of $569,397 to acquire restricted shares of the Company's common stock. This loan is subject to a full recourse promissory note maturing November 1, 2005, and bears interest, payable at maturity, at 5% per annum. The note is secured by the common stock pursuant to stock pledge agreements. This transaction resulted in non-cash stock compensation expense of $569,397 in the three and nine months ended September 30, 2001.

On January 27, 2002, the Company issued 480,000 shares of restricted common stock to two of its executive officers, at $2.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes for $960,000 by the officers as payment for this restricted common stock. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum and are secured by the common stock. The Company recorded non-cash compensation expense in the first quarter of 2002 in the amount of $48,000 for these restricted stock issuances.

On June 4, 2002, the Company issued 55,018 shares of restricted common stock to one of its executive officers at the market price of $2.15 per share. The shares were fully vested upon issuance. The Company was issued a full recourse promissory note in the amount of $118,289 by the officer as payment for this restricted common stock. The note matures on November 1, 2005 and bears interest, payable at maturity, at 5% per annum and is secured by the common stock. Since the shares were issued at the then market price, the Company did not record any stock compensation expense.

Notes issued for the purchase of the Company's common stock, as detailed above, are included as a reduction of stockholders' equity on the accompanying balance sheets.


Note 10.    Impairment of Investments in Affiliate Companies

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

The Company recorded impairment charges related to its investments in affiliate companies during the nine months ended September 30, 2002 of $286,432, which was comprised of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream. These impairment charges were recorded during the first quarter of 2002. The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Both of these affiliate companies and GlobeDrive.com effectively ceased operations during the second quarter of 2002.

During the nine month period ended September 30, 2001, the Company recorded impairment charges in the amount of $2,392,079, which included $265,000 for its investment in WWWI.com, inc., $500,000 for its investment in IJE, Inc., $778,978 for its investment in Fanlink Networks, Inc., $724,951 of its investment in GlobeDrive.com, Inc., $23,150 for its investment in Recruitment Box.com, Inc. and $100,000 for its investment in Failsafe.com, Inc. All of the above impairment charges were recorded during the third quarter of 2001 except for the $100,000 Failsafe charge and $247,334 of the charge for GlobeDrive.


Note 11.    Contributed Services and Related Party Transactions

The Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amount of $47,500 during both the third quarter 2002 and 2001 and in the amount of $142,500 for the nine months ended September 30, 2002 and 2001. The officers, pursuant to their respective employment agreements, are each entitled to an annual salary of $95,000. Since the officers do not expect payment of such compensation, the value of their services has been reflected as an increase to additional paid in capital.

During the three months ended September 30, 2002 and 2001, the Company recorded administrative expenses in the amount of $7,500 and $6,500, respectively, for office space, computer equipment, telephone and other administrative support provided by a related party. These expenses were $22,500 and $18,500 for the nine months ended September 30, 2002 and 2001, respectively. The related party and the Company have common majority ownership. During 2001, the Company did not pay for these services so additional paid in capital was increased for the amount expensed. The Company began paying for these services in 2002. If the Company had to procure such administrative services from an unrelated third party, it is likely that those administrative services would cost more than the amounts allocated by the related party.

Beginning in the second quarter 2001, on a monthly basis the Company charges the same related party 25% of one officer's compensation for services rendered by the officer to the related party. During the three and nine months ended September 30, 2002, the Company charged the related party $8,349 and $25,047, respectively, for such services. These charges were $13,272 for the three and nine months ended September 30, 2001. The Company did not receive payment for these services in 2001 so additional paid in capital was decreased for the amount billed to the related party. The Company expects to receive payment for these services in 2002.

In February 2002, the Company advanced an additional $50,000 to InfoDream. A director of the Company is the President, Chief Operating Officer and a shareholder of InfoDream. InfoDream ceased operations during the second quarter of 2002 and the Company's investment was completely written off at June 30, 2002.

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

In December 2001, the Company issued a $1,500,000 promissory note to Mr. Guazzoni to fund the cash portion of the acquisition of BBT. The note has a maturity of December 31, 2004 and requires quarterly cash payments for interest at the rate of 11% per annum.


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

For the nine months ended September 30, 2002, the Company had three customers that accounted for approximately 23%, 16% and 13% of total revenue. For the third quarter of 2002, three customers accounted for approximately 27%, 15% and 13% of total revenue.

At September 30, 2002, the Company had four customers that accounted for 25%, 17%, 15% and 12% of accounts receivable.


Note 13.    Commitments and Contingencies

The Company currently has no plans to make additional investments in affiliate companies. The Company had a commitment to provide $367,670 of additional funding to Fanlink; however, management believes that it is unlikely that this commitment will be funded as the Fanlink ceased operations during the second quarter of 2002.

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


Note 14.    Income taxes

During the three and nine months ended September 30, 2002, the Company recorded an income tax provision for state and local taxes of $26,108 and $77,851, respectively. The income tax provision for the nine months ended September 30, 2002 was partly offset by a $41,360 tax benefit for the reversal of a federal deferred tax liability related to the acquisition of BBT.


Note 15.    Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BCG in 2002 and BBT in 2001, the Company operates in two segments, as follows:

IT Services - Through its wholly-owned subsidiaries, the Company provides technology consulting services that include a wide range of services, including the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Development - The Company's Development segment made investments in early and development stage IT hardware and software companies, providing financial, managerial and business plan consulting services. With the implementation of the new IT Commonwealth TM strategy in 2001, we curtailed new investments in the Development segment companies.

This basis of segmentation in the three and nine months ended September 30, 2002 is consistent with the basis of segmentation presented in our 2001 Annual Report on Form 10-KSB. There were no inter-segment revenues or allocations of corporate costs to the segments.

All of the Company's operations during 2001 and the first nine months of 2002 were in the United States. The entire balance of recorded goodwill totaling $10,079,026 at September 30, 2002 related to the IT Services segment. The table below presents information about the reported segments for the nine months ended September 30, 2002.




                         Nine months ended September 30, 2002
                    ---------------------------------------------
                    IT Services     Development          Total
                    -----------     -----------       -----------
Revenue             $ 7,664,516     $     2,000       $ 7,666,516
                    ===========     ===========       ===========
EBITDA              $ 1,568,391     $(  345,563)      $ 1,222,828
                    ===========     ===========       ===========
Total Assets        $14,468,665     $   514,343       $14,983,008
                    ===========     ===========       ===========

The following table presents information about the reported segments for the three months ended September 30, 2002.


                        Three months ended September 30, 2002
                    ---------------------------------------------
                    IT Services     Development          Total
                    -----------     -----------       -----------
Revenue             $ 3,827,784     $         -       $ 3,827,784
                    ===========     ===========       ===========
EBITDA              $   782,283     $(   21,977)      $   760,306
                    ===========     ===========       ===========
Total Assets        $14,468,665     $   514,343       $14,983,008
                    ===========     ===========       ===========

The Company measures operating performance based on EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization. Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate office expenses. A reconciliation of total segment EBITDA to consolidated pre-tax income is as follows:

                                                         2002
                                            ------------------------------
                                            Nine months       Three months
                                            -----------       ------------
EBITDA:
      Total reportable segments             $ 1,222,828       $    760,306
      Unallocated corporate expenses         (1,913,423)       (   761,944)
                                            -----------       ------------
      Consolidated EBITDA                    (  690,595)       (     1,638)
      Interest (expense)/income, net         (   91,531)       (    93,635)
      Depreciation and amortization          (   87,396)       (    36,620)
                                            -----------       ------------
Consolidated pre-tax loss as reported       $  (869,522)      $(   131,893)
                                            ===========       ============


Note 16.     Line of Credit Arrangement

At September 30, 2002, the Company had in place a $250,000 line of credit secured by the receivables of BBT. The facility, which has a variable interest rate based on the prime rate plus 1%, was established in April 2002 in the name of the Company's subsidiary, BBT. Interest on outstanding balances is charged to the loan balance monthly. There were no amounts outstanding under the line of credit as of September 30, 2002.

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto shown in our annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

This report contains certain forward-looking statements and information relating to Zanett, Inc. (the "Company") and our wholly and majority-owned subsidiaries that are based on assumptions made by us and on information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or our management, are intended to identify forward-looking statements. These statements reflect the current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on our Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Critical Accounting Policies and Significant Use of Estimates

There were no changes to the Company's critical accounting policies in the first nine months of 2002. Items incorporated in the Company's financial statements that required the significant use of management estimates include the carrying value of investments in affiliate companies, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations, revenue recognition under fixed fee professional service contracts and the realizability of deferred tax assets and liabilities. The following summarizes transactions incorporated in the Company's financial statements for the nine months ended September 30, 2002 that required the use of significant estimates.

Impairment of Long-Lived Assets - During 2002, the Company recorded impairment charges of $81,159 related to the impairment of capitalized software of GlobeDrive and $286,432 for the impairment of its investments in certain affiliate companies. Charges to reduce the carrying value of these assets had been recorded during 2001 to reflect management's best estimates of their carrying value at the time. The charges recorded during 2002 wrote off the remaining carrying amounts of these assets as the related companies that had ceased operations, thus reducing the value of these assets to zero.

Stock Based Compensation and Consulting Expenses - During 2002, the Company granted options to certain third parties as compensation for services to be rendered to the Company. These options, as well as options and other equity securities issued in prior years, were valued using the Black-Scholes option-pricing model, which required management to make certain estimates for the values of variables used by the model. Management estimated the stock price volatility, expected lives of the equity instruments and the risk free rate based on information that was available to management a the time the Black-Scholes option-pricing calculations were performed.

Allocation of Purchase Price - In connection with our purchase of BCG, we allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total purchase price, management used the best information available to make certain assumptions in estimating the fair market value of BCG's tangible assets, intangible assets and liabilities.


Overview

For the quarter ended September 30, 2002, the Company recorded revenues of $3,827,784, and operating profit of $305,531 before non-cash compensation, consulting and impairment charges related to our Development Segment. Earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by the IT Services segment reached $782,283 (see Note 15).
The success of the IT Commonwealth TM strategy was particularly gratifying in light of the generally depressed state of our industry sector.

For the nine months ended September 30, 2002, revenues were $7,666,516, and operating profit before non cash compensation, consulting and Development Segment impairment charges was $391,782. EBITDA generated by the IT Services segment reached $1,568,391 (see Note 15).

An analysis of adjusted operating income is presented below:

                                                      2002
                                          ----------------------------
                                          Three months     Nine Months
                                          ------------     -----------
Reported operating loss                   $   (110,799)    $  (984,648)
Non-cash compensation and consulting           357,352       1,008,839
Impairment charges                              58,978         367,591
                                          ------------     -----------
Adjusted operating income                 $    305,531     $   391,782
                                          ============     ===========

The Company's operating results for the three and nine months ended September 30, 2002 reflect the positive operating contribution of Back Bay Technologies, Inc. ("BBT") for the full periods and contribution of Brandywine Computer Group, Inc. ("BCG") since its acquisition on May 31, 2002. The performance of our two IT Commonwealth TM members and our continued emphasis on keeping corporate overhead costs low were in line with expectations and were the basis for the results discussed below.


Results of Operations

Third Quarter 2002 versus 2001

The Company had net services revenue of $3,827,784 during the third quarter of 2002, the first full quarter that included the operations of BCG since its acquisition on May 31, 2002. BCG contributed $2,262,942 to third quarter revenue. The Company had no revenue in the third quarter of 2001.

Costs of services consisted primarily of compensation and related costs of programming and technical personnel and fees paid to outside consultants engaged for specific client projects. Also, with the acquisition of BCG, costs of services include business partner fees related to implementation of J.D. Edwards systems. Costs of services were $2,326,842 in the third quarter of 2002 resulting in a gross operating profit of $1,500,942. Costs of services for the third quarter included $1,336,686 of costs attributable to BCG.
There were no corresponding costs of services in the third quarter of 2001.

Selling and marketing expenses were $294,612 in the third quarter of 2002, representing sales and marketing related payroll and commissions, as well as travel and entertainment costs to support the sale of IT Commonwealth consulting services. There were no corresponding selling and marketing expenses in the third quarter of 2001.

General and administrative expenses were $1,258,151 in the third quarter of 2002, compared with $1,581,120 in the third quarter of 2001, representing a decrease of $322,969, or 20%. This decrease was primarily attributable to lower expenses for administrative employee compensation, stock based compensation for employees and consultants and professional fees. Total general and administrative expenses decreased despite an increase in costs of $448,421 related to our newly acquired IT Commonwealth subsidiaries for which there were no corresponding expenses in 2001.

Administrative employee compensation decreased $137,126, or 26%, from $536,796 in the third quarter of 2001 to $399,670 in the third quarter of 2002. This decrease reflects cost savings realized at corporate and from the discontinuance of the IT development segment that invested in affiliate companies and the use of non-cash stock compensation as part of overall employee compensation. This decrease more than offset the $203,159 increase in costs related to our new IT Commonwealth subsidiaries.

Professional fees decreased $117,276, or 53%, from $220,808 during the third quarter of 2001 to $103,532 during the third quarter of 2002. This decrease was primarily related to lower legal fees resulting from the hiring of our Chief Legal Officer in September 2001 and lower auditing fees due to unusually high fees during the 2001 period associated with our change in auditors.

Stock based compensation was $357,352 in the third quarter of 2002, representing a decrease of $318,822, or 47%, from the $676,174 of expense recorded in the third quarter of 2001. The expense during the third quarter of 2002 is primarily related to the exchange of 1,300,000 shares of restricted common stock previously issued to business associates for options to purchase 1,300,000 shares of the Company's common stock. The expense in the third quarter of 2001 primarily related to the issuance of restricted common shares to two executives of the Company.

Other general and administrative expenses increased $250,255, or 170%, from $147,342 in the third quarter of 2001 to $397,597 in the third quarter of 2002. Approximately $230,000 of this increase related to expenses in the third quarter of 2002 of our new IT Commonwealth subsidiaries, BCG and BBT, which consisted mainly of expenses related to facilities, training, independent contractors and depreciation. The remaining increase related primarily to higher corporate expenses for independent contractors and higher travel expenses incurred for due diligence on potential acquisition candidates. Other general and administrative expenses during the 2001 period included amortization for goodwill associated with our investment in GlobeDrive of $44,024.

The Company recorded impairment charges of $58,978 during the third quarter of 2002 related to the carrying value of GlobeDrive's capitalized software. During the three month period ended September 30, 2001, the Company recorded impairment charges in the amount of $2,044,745 for its investments in the following affiliate companies:


      WWWI.com, Inc.                $   17,666
      IJE, Inc.                        500,000
      Fanlink Networks, Inc.           778,978
      GlobeDrive.com, Inc.             724,951
      RecruitmentBox.com, Inc.          23,150
                                    ----------
      Total                         $2,044,745
                                    ==========

See additional discussion of our investments in affiliate companies below.

Interest income decreased from $55,815 in the third quarter 2001 to $36,049 in the third quarter of 2002, representing a decrease of $19,766, or 35%.
This decrease was due primarily to lower interest rates and a reduction in the balance due on the BAB, Inc. note (as a result of periodic principal payments) and the cancellation of the $1,300,000 of notes receivable from business associates as part of the exchange of their restricted common shares for options. Interest expense of $129,684 in the third quarter 2002 related to notes payable to one of our principal shareholders that were issued primarily to fund the cash portion of the proceeds paid to acquire BBT and BCG.

There was no equity in losses of our affiliate companies in the third quarter of 2002 as Fanlink has ceased operations. During the third quarter of 2001, equity in losses of our affiliate companies was $70,352 for our investment in GlobeDrive, which became a consolidated subsidiary in August 2001.

As a result of the above, our net loss decreased from $3,567,193 in the third quarter 2001 to $158,001 in the third quarter of 2002.

Nine months 2002 versus 2001

On a consolidated basis, the Company recognized net services revenue of $7,666,516 during the nine months ended September 30, 2002, which included $2,924,942 attributable to BCG, which was acquired on May 31, 2002. The Company had no revenue in the first nine months of 2001.

Costs of services were $4,618,615 during the nine months ended September 30, 2002, resulting in a gross operating profit of $3,047,901. Costs of services for the period included $1,674,562 of costs attributable to BCG since its acquisition on May 31, 2002. There was no corresponding cost of services in 2001.

Selling and marketing expenses were $543,184 during the nine months ended September 30, 2002, representing sales and marketing related payroll and commissions, as well as travel, entertainment and other costs to support sales activities. This total included $191,447 related to BCG. There were no corresponding selling and marketing expenses during the first nine months of 2001.

General and administrative expenses were $3,121,774 in the nine months ended September 30, 2002, compared with $2,282,160 in the first nine months of 2001, representing an increase of $839,614, or 37%. This increase was attributable primarily to higher expenses for administrative employee compensation, stock based compensation for employees and consultants, office costs and other administrative expenses. Of the overall increase, $987,867 related to expenses of our newly acquired subsidiaries of the IT Commonwealth TM, BBT and BCG, for which there were no corresponding expenses in 2001.

Administrative employee compensation increased $267,489, or 38%, from $701,793 in the first nine months of 2001 to $969,282 in the nine months ended September 30, 2002. This increase was primarily due to $487,064 of costs related to our new IT Commonwealth subsidiaries, which was partly offset by lower compensation expense related to a corporate employee who managed the Development segment and was terminated in March 2002.

Stock based compensation and consulting expenses were $1,008,839 in the nine months ended September 30, 2002, representing an increase of $212,910, or 27%, from the $795,929 of expense recorded in the first nine months of 2001. This increase reflects approximately $570,000 of higher costs during 2002 related to the October 2000 restricted stock issuance to certain non-employee business associates. Of this total, approximately $430,000 related to the termination of this arrangement in exchange for newly issued options and the remainder reflects lapses in the repurchase feature during the period and changes in the assumptions used in the Black-Scholes option pricing model used to value these securities during the nine months ended September 30, 2002 and 2001. Additionally, approximately $110,000 of the increase related to the issuance of shares of common stock and options to purchase shares of common stock to certain public relations firms in exchange for services. These increases were partially offset by a $520,000 reduction in stock compensation recorded for the issuance of shares to two of the Company's executives in the third quarter of 2001.

Professional fees decreased $181,475, or 40%, from $448,733 during the nine months ended September 30, 2001 to $267,258 during the nine months ended September 30, 2002. This decrease was primarily related to lower legal fees resulting from the hiring of our Chief Legal Officer in September 2001 and lower auditing fees due to unusually high fees during the 2001 period associated with our change in auditors.


Other general and administrative expenses increased $540,690, or 161%, from $335,705 in the first nine months of 2001 to $876,395 in the nine months ended September 30, 2002. This increase was comprised mainly of $477,551 of BBT and BCG expenses for facilities, training, independent contractors and depreciation. The remaining increase related mainly to higher corporate expenses for independent contractors, travel costs related to due diligence on potential acquisition candidates, stock transfer fees and office costs. Other general and administrative expenses during the 2001 period included amortization for goodwill associated with our investment in GlobeDrive of $88,048.

During the nine months ended September 30, 2002, the Company recorded impairment charges of $367,591 compared with $2,392,079 for the nine month period in 2001. The 2002 charge included $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream, as well as $81,159 related to capitalized software of GlobeDrive. During the nine month period ended September 30, 2001, the Company recorded impairment charges in the amount of $3,292,079 for the following investments

      WWWI.com, Inc.                  $265,000
      IJE, Inc.                        500,000
      Fanlink Networks, Inc.           778,978
      GlobeDrive.com, Inc.             724,951
      Failsafe.com                     100,000
      RecruitmentBox.com, Inc.          23,150
                                    ----------
      Total                         $2,392,079
                                    ==========

See additional discussion of our investments in affiliate companies below.

Interest income decreased from $209,092 in the first nine months of 2001 to $148,602 in the first nine months of 2002, representing a decrease of $60,490, or 29%. This decrease was due primarily to lower interest rates, a reduction in the balance due on the BAB, Inc. note (as a result of periodic principal payments) and lower average cash balances during the first nine months of 2002. Interest expense of $240,133 in the first nine months of 2002 related to the notes payable issued to one of our principal shareholders, primarily to fund the cash portion of the purchase price paid to acquire BBT and BCG.

Equity in losses of our affiliate companies of $4,836 in the first nine months of 2002 represents our interest in the losses of Fanlink for the nine months ended September 30, 2002. The low level of losses for Fanlink in 2002 is due to limited operations during the first quarter due to a lack of funding and the cessation of operations in the second quarter. During the first nine months of 2001, equity in losses of our affiliate companies was $125,575 resulting from our investments in Fanlink and GlobeDrive. GlobeDrive became a consolidated subsidiary in August 2001.

As a result of the above, our net loss decreased from $4,404,708 in the first nine months of 2001 to $869,522 in the nine months ended September 30,2002.


Investments in Affiliate Companies

In February 2002 we invested an additional $50,000 in InfoDream. This investment was represented as a loan to InfoDream that was expected to be converted, along with our prior investments in this affiliate, into preferred stock by July 2002. However, during the second quarter of 2002, InfoDream effectively ceased operations and the Company does not expect to recover any of its investments in this affiliate company. No investments were made in the third quarter of 2002.

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

We also evaluated our investment in our affiliate company Applied Discovery. Based on a private placement of Applied Discovery equity securities in February 2002, we believe the value of our investment has increased from its cost of $450,000 to approximately $700,000. Based on Applied Discovery's results of operations through September 30, 2002, management believes that the value of this investment has not decreased from the previous estimate.

The Company currently has no plans to make additional investments in affiliate companies. The Company had a commitment to provide $367,670 of additional funding to Fanlink; however, management believes that it is unlikely that this commitment will be funded as it is subject to certain terms and conditions and the achievement of specific performance targets that Fanlink is doubtful to meet given that it ceased operations during the second quarter of 2002.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents totaled $1,478,263, representing an increase of $678,005 from the December 31, 2001 balance of $800,258. Additionally, working capital increased $2,087,804, or 655%, from $318,508 at December 31, 2001 to $2,406,312 at September 30, 2002, as accounts receivable increased approximately $2,150,000 and current liabilities increased approximately $625,000.

Cash used in operating activities decreased from $658,536 to $367,052. This improvement was primarily attributable to the increase in net income of our recently acquired IT Commonwealth TM subsidiaries, BBT and BCG, in the amount of $1,440,233 for the nine months ended September 30, 2002. These earnings were partly offset by approximately $300,000 of higher corporate general and administrative expenses and higher working capital of approximately $900,000 generated during the first nine months of 2002 as organic and acquisition related growth resulted in higher receivable balances and greater cash flow available to pay down current liabilities.

The increase in cash during the nine months ended September 30, 2002, was derived primarily from financing activities that provided approximately $280,000 of equity financing and approximately $324,124 of debt financing to fund working capital requirements during the nine months ended September 30, 2002. The Company also borrowed $2,750,876 to fund the acquisition of BCG. There were no financing activities in the first nine months of 2001.

Partly offsetting these cash inflows was a significant increase in cash flows used in investing activities. The primary investment was the initial $2,750,876 cash payment to acquire BCG. Additionally, the Company invested approximately $64,479 in property and equipment and $50,000 in affiliate companies in 2002, compared with investments in affiliate companies of approximately $673,032 during the first nine months of 2001. Partly offsetting these cash outflows were collections of the BAB, Inc. note receivable of approximately $410,000 in the first nine months of 2002 compared with approximately $142,000 in the first nine months of 2001. During 2001, we also capitalized approximately $110,000 of software development costs incurred by our majority owned subsidiary, GlobeDrive.

With the anticipated growth in operating cash flows from the IT Commonwealth TM and by continuing to limit corporate headcount and administrative costs, we believe that the Company will generate sufficient cash from operations to satisfy existing operating needs and working capital requirements of the consolidated Company in the future. To compensate for any short-term fluctuations in cash balances, in April 2002, the Company established a $250,000 secured line of credit. At September 30, 2002, there were no borrowings against this line of credit. Additionally, we believe in compensating employees with equity incentives where possible and two of the four senior executives of the Company continued to receive no cash compensation in the first nine months of 2002. For the balance of 2002, we will continue to utilize employee stock compensation for existing and new employees hired to minimize cash compensation outlays. We believe that this strategy provides the ability to increase stockholder value as well as conserve cash resources to support growth.

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


Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard on January 1, 2002 did not have a significant impact on the Company's financial position or results of operations.

In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." The EITF consensus stated that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted EITF Issue No. 01-14 effective February 1, 2002. As the Company had been accounting for reimbursements received for out-of-pocket expenses in a manner consistent with EITF Issue No. 01-14, implementation of this pronouncement had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

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

Item 3 - Controls and Procedures

The Company's Chief Executive Officer, David M. McCarthy, and the Company's Chief Financial Officer, Jack M. Rapport, have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report. Based on this evaluation, Messrs. McCarthy and Rapport have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules there under.

Since the most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, PZCI (f/k/a Willow Bay Associates, LLC) filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. PZCI is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002. No new trial date has been set.
The parties filed motions for summary judgment on August 9, 2002, which are pending.


Item 2 - Changes in Securities and Use of Proceeds

On August 30, 2002, the Company entered into agreements with certain business associates to repurchase 1,300,000 outstanding shares of restricted common stock through the forgiveness of the underlying non-recourse notes in the aggregate amount of $1,300,000 issued to the Company by the business associates to acquire these shares, the forgiveness of $147,176 of unpaid accrued interest on these notes and the issuance of options to purchase 1,300,000 shares of the Company's common stock. All options granted were fully vested upon issuance and are not subject to any repurchase or cancellation provisions. Any shares obtained from the exercise of these options are subject to the terms and condition of the existing lock-up agreements with these business associates.
As a result of this transaction, the Company recorded a one-time charge of $573,250. There were no cash proceeds from this transaction. The options were issued pursuant to section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The Company exchanged the Common Stock for the options to purchase 1,300,000 shares of Common Stock exclusively with the stockholders and paid no commission or remuneration for soliciting such exchange.

In August 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. As part of the compensation for these services, the Company issued 18,000 shares of common stock. The value of these shares on the issuance date was $37,980, the cost of which will be recognized on a straight-line basis over the two year contract period.
The Common Stock was issued pursuant to section 4(2) of the Securities Act and no public offering was involved.


Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

On August 26, 2002, the board of directors of the Company unanimously approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Planet Zanett, Inc." to Zanett, Inc." (the "Amendment") and recommended the approval of the Amendment to the Company's stockholders. Thereafter, the holders of a majority of the outstanding shares of Common Stock approved the Amendment by written consent effective as of August 26, 2002 in accordance with the provisions of Section 228 of Delaware General Corporate Law.

Only stockholders of record at the close of business on August 26, 2002, (the "Record Date") were entitled to notice of the foregoing action. As of the Record Date, there were 28,138,971 shares of Common Stock issued and outstanding, which constituted the only outstanding securities of the Company on such date. Each share of Common Stock held of record on the Record Date represented one vote for purposes of determining whether a majority of the issued and outstanding shares have approved and adopted the Amendment. The Company mailed an information statement to stockholders of record on the Record Date on or about September 17, 2002. The following summarizes the results of the vote, which approved the Amendment.

                                                                  Broker
                 Votes For     Votes Against     Abstentions     Non-Votes
                 ----------    -------------     -----------     ---------
Name Change      25,257,929         None            None         2,881,042


Item 5 - Other Information

The Chief Executive Officer and Chief Financial Officer Certifications in accordance with Sections 302 and 906 of the Sarbanes-Oxley Act are filed with this quarterly report on Form 10-QSB as accompanying correspondence.


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

                                  ZANETT, INC.

                                  /s/ David M. McCarthy
                                  ------------------------------------------
                                  David M. McCarthy, Chief Executive Officer
                                  (Principal Executive Officer)
Dated: November 14, 2002


                                  /s/ Jack M. Rapport
                                  ----------------------------------------
                                  Jack M. Rapport, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)
Dated: November 14, 2002