Form 10KSB
period 2002-12-31
PLANET ZANETT INC
filed 2003-04-15
CIK 1133872

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-KSB
                                   -----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

             For the transition period from            to
                                            -----------  -----------

                       Commission File Number: 0-32315

                                 ZANETT, INC.

                 (Name of Small Business Issuer in Its Charter)

              Delaware                                        56-4389547
  -------------------------------                       --------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


135 East 57th Street, 15th Floor, New York, NY                      10022
----------------------------------------------                    ----------
(Address of principal executive offices)                          (Zip Code)

                                 (212) 980-4600

                                 ---------------

                (Issuer's telephone number, including area code)

                                 ---------------

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

                                                               YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for the year ended December 31, 2002 were $10,529,790.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2003 is $2,477,347, based on the closing price of the Registrant's common stock on such date of $2.03 as reported by the Nasdaq Small Cap Market.

      There were 27,632,054 shares of common stock outstanding as of March 28, 2003.

INCORPORATION BY REFERENCE

      Certain information contained in Part III of this Annual Report on Form 10-KSB is incorporated by reference from the definitive proxy statement for the 2003 Annual Meeting of Shareholders.

                                  ZANETT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2002

                               TABLE OF CONTENTS
                                                                          PAGE

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

                                     PART III
     Item 9.  Directors, Executive Officers, Promoters and

               Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11. Security Ownership of Certain Beneficial Owners and Management
     Item 12.  Certain Relationships and Related Transactions
     Item 13.  Exhibits List and Reports on Form 8-K
     Item 14.  Controls and Procedures

                                    PART I

As used herein, "Zanett" and the "Company" refer to Zanett, Inc. and its consolidated subsidiaries and, with respect to discussions of business operations, may include Zanett's wholly-owned operating subsidiaries, Back Bay Technologies, Inc. ("BBT"), Brandywine Computer Group, Inc. ("BCG") and Paragon Dynamics, Inc. ("Paragon" or "PDI"), or one or more of its affiliate companies: GlobeDrive.com, Inc. ("GlobeDrive"), Fanlink Networks, Inc. ("Fanlink"), InfoDream Corporation ("InfoDream") or Applied Discovery, Inc. ("Applied Discovery")

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about Zanett, its subsidiaries and its affiliate companies that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect the Company's Future Performance." The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

Overview

Zanett is an information technology ("IT") holding company that through its operating subsidiaries provides specialized IT services to Fortune 500 caliber companies and large Government agencies. Collectively, the operating companies are referred to as the IT Commonwealth TM (the "Commonwealth").

Prospective Commonwealth members ("Commonwealth Members" or "Members") are selected for their profitability, market position, clients and management team. Acquisition terms are designed to limit financial risk to Zanett shareholders by requiring them to meet pre-determined performance milestones in order to receive full purchase consideration. The owner/managers also enter into employment contracts. Part of this consideration is in the form of Zanett common stock, which also helps to align their interests with those of Zanett's executive management and shareholders. The Company believes its methodology of attracting Members to a business model of unit accountability and shared rewards has become a proprietary process. Management also believes that this process creates a competitive barrier to entry and represents a key aspect of the Zanett value proposition.

The Commonwealth model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities while leveraging cross-selling opportunities and achieving economies of scale. Although each Member continues to market its own services and individually manage its own client relationships post acquisition, each Member also becomes a source of leads to other Commonwealth Members. The Company encourages collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth Members, while seeking to preserve their autonomy and individual strengths. To facilitate this collaborative process, regular meetings are attended by the heads of each Commonwealth Member and corporate management. The Commonwealth's overarching mission is to offer solutions that meet or exceed client expectations, are delivered on time and within budget, and achieve superior results.

Members can also avail themselves of centralized corporate services, such as: legal support; financial and accounting assistance; human resource management support; and data network management and maintenance. By centralizing these functions, Members can focus on their core skill sets and seek to achieve the highest possible standards of service quality.

When the Company was formed in 2000, its approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

In early 2001, Zanett concluded that market conditions had changed to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. The Company thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held IT consulting firms. At December 31, 2002, Zanett had one remaining active affiliate company investment, Applied Discovery, which is a web-based litigation support service designed specifically for electronic document discovery.


Name Change

On August 26, 2002, the Company changed its name from Planet Zanett, Inc. to Zanett, Inc.


Recent Acquisitions

Since the launch of the IT Commonwealth strategy, three companies have been acquired. On December 7, 2001 the Company acquired Back Bay Technologies, Inc. ("BBT"), based in Needham, MA. Its solutions include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, primarily to Fortune 500 companies. On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), based in Mason, OH, its second Commonwealth Member. BCG provides technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. On January 31, 2003, Zanett acquired its third Commonwealth Member, Paragon Dynamics, Inc. ("PDI"), based in Denver, CO. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. The details of these acquisitions are more fully discussed under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations", below.


Customers

The customer base of Zanett's wholly-owned operating subsidiaries, BBT, BCG and PDI, consists primarily of large businesses and organizations and, in the case of PDI, U.S. government agencies, with needs for IT consulting, business application development, systems architecture design and systems implementation and integration.

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2002, the largest customers, Schoolhouse Capital, Jack of All Games and CVS, accounted for approximately 20%, 17% and 12%, respectively, of total revenues. For the period from the BBT acquisition on December 7, 2001 through December 31, 2001, the largest customers, Schoolhouse Capital, Putnam Investments and John Hancock, accounted for approximately 42%, 28% and 13%, respectively, of its revenues. Revenues derived from BBT's and BCG's consulting contracts are generally non-recurring in nature; however, Paragon has several long term contracts spanning 12 to 24 months and Zanett has implemented internal business processes to better capitalize on repeat business opportunities with existing customers. Zanett intends to expand its customer base through internal growth, as well as acquisition, to lessen its dependence on any one particular service line, customer or group of customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Key Customers; Non-Recurring Revenue."


Competition

There is a high degree of competition among companies seeking to acquire interests in IT service companies such as those Zanett targets for acquisition. A large number of established and well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may find to be desirable candidates to become Commonwealth Members.
Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have easier access to capital than the Company does. Although entrepreneur-founders of privately held IT service companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that Zanett can provide, management believes that the Commonwealth offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Commonwealth.

Each of the Commonwealth Members faces significant competition in their individual markets. With limited barriers to entry the Company believes competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding the breadth of their services into the market that the Commonwealth serves.

The Company believes that competition in the IT consulting services market is based upon the following factors:
      *  Speed of response to customer requests
      *  Flexibility and willingness to adapt to customer needs
      *  Responsiveness to customer demands
      *  Number and availability of qualified engineers and programmers
      *  Project management capability
      *  Technical expertise
      *  Size and reputation
      *  Brand recognition and geographic presence
      *  Price


Commonwealth Members compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, IBM Global Services, Keane and EDS. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers ("ISPs") who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting firms. Many of the Company's competitors expanded their service offerings over the past several years and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that are providing services similar to the Commonwealth. Commonwealth Members, under the Company's management and supervision, however, will remain focused on delivering better, more comprehensive solutions on more profitable terms than its competitors.

As a result of continued competition, the Company expects to encounter pricing pressure, which in turn could result in reductions in the average selling price of its services. There can be no assurance that the Company will be able to offset the effects of any such price reductions through an increase in the number of customer engagements, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that continuing consolidation in the business and IT professional services market could result in increased price pressure and other competition in the industry.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Competition" for additional discussions of matters that could affect Zanett's ability to compete in its markets.


Employees

As of December 31, 2002, the Company had 61 full-time employees, compared with 32 full-time employees as of December 31, 2001. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.


Item 2. Description of Property

Zanett sublets approximately 1000 square feet of office space in New York, New York, from The Zanett Securities Corporation ("Zanett Securities"), a company owned by the principal shareholders of the Company. (See Item 12 - Certain Relationships and Related Transactions.) The Company's use of this space and related facilities are subject to the terms of a management services agreement between Zanett Securities and the Company. This agreement expires in December 2005.

BBT leases its offices in Needham, Massachusetts, from a third party at a fixed monthly fee. BBT's facilities are covered under two separate leases that expire in May and July of 2003, respectively, and may be renewed at BBT's option for a six month period.

BCG leases its offices in Mason, Ohio, from a third party at a fixed monthly fee. This lease expires in July 2005.

The Company has no other properties and management believes that its office space is currently adequate for its operating needs.


Item 3. Legal Proceedings

In February 2000, Zanett filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. A trial date on the Company's claim has not been set. The Company does not believe that the ultimate outcome of this action will have a material adverse effect on its financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended December 31, 2002. Since Zanett was formed on October 30, 2000, its Common Stock was traded under the symbol "INCU." Effective February 8, 2002, the ticker symbol was changed to and the stock began to trade under the symbol "ZANE".

The following table shows quarterly low and high sales information for the Common Stock for the two years ended December 31, 2002:
                                                         High      Low
                                                         ----       ---
Year Ended December 31, 2002                             $2.98      $1.70
      First Quarter                                      $2.97      $2.01
      Second Quarter                                     $2.98      $2.01
      Third Quarter                                      $2.72      $2.00
      Fourth Quarter                                     $2.80      $1.70

Year Ending December 31, 2001                            $4.00      $1.81
      First Quarter                                      $4.00      $1.875
      Second Quarter                                     $2.25      $1.875
      Third Quarter                                      $2.15      $1.81
      Fourth Quarter                                     $2.74      $1.83

Records of Zanett's stock transfer agent indicate that as of March 28, 2003, there were 27,632,054 shares of Common Stock outstanding held by 1,522 record holders. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth.


Recent Sales of Unregistered Securities

In September 2001, the Company sold 569,397 unregistered shares of restricted Common Stock to two of its executive officers at $1.00 per share. The shares were fully vested upon issuance and the officers paid for the shares by issuing full recourse promissory notes. The shares are subject to a stock pledge agreement. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum. The Company recorded non-cash compensation expense in the amount of $569,397 in 2001 for these restricted stock grants. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

On December 28, 2001, the Company sold 250,000 unregistered shares of restricted Common Stock in a private placement to Lombardier Management, Ltd., an offshore private equity fund. The shares were issued at $2.00 per share for total gross proceeds to the Company of $500,000. These funds were used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

On January 31, 2002, the Company sold 50,000 unregistered shares of restricted Common Stock in a private placement with two individuals. The shares were issued at $2.00 per share for total gross proceeds to the Company of $100,000. These funds were used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

In April 2002, the Company sold 90,000 unregistered shares of restricted Common Stock in a private placement to four individuals, one of whom is a principal shareholder of the Company. The shares were issued at $2.00 per share for total gross proceeds to the Company of $180,000. These funds were used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

Effective May 31, 2002, the Company issued 1,508,838 unregistered shares of restricted Common Stock as part of the consideration for the acquisition of BCG. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2002, the Company sold 55,018 unregistered shares of restricted Common Stock to one of its executive officers at the market price of $2.15 per share. The Company was issued a full recourse promissory note by the officer as payment for these restricted shares of Common Stock. The note matures on November 1, 2005 and bears interest, payable at maturity, at 5% per annum and is secured by the common stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On August 1, 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. As part of the compensation for these services, the Company issued 18,000 unregistered shares of common stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On January 31, 2003, the Company issued 585,083 unregistered shares of restricted Common Stock to the former Paragon shareholders as the stock portion of the initial purchase consideration to acquire Paragon. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

All of the aforementioned unregistered shares are restricted under lock-up agreements with the Company that prohibit their holder from reselling or otherwise disposing of his or her shares prior to the fifth anniversary date of the acceptance by the Company of such holder's subscription. A percentage of the Holder's shares may be released from these lock-up restrictions when the Common Stock reaches certain prices.


Securities authorized for issuance under equity compensation plans

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans at December 31, 2002.

                                                                  Number of
                                                                  securities
                           Number of           Weighted           remaining
                        securities to be        average         available for
                       issued on exercise    exercise price    future issuance
                         of outstanding      of outstanding     under equity
                       options, warrants    options, warrants   compensation
   Plan Category           and rights          and rights          plans
-------------------   --------------------   --------------   ---------------
Equity compensation
 plans approved by
 equity holders             2,787,702              $2.04          2,212,298

Equity compensation
 plans not approved
 by equity holders                  -                  -                  -

The above table excludes options issued in connection with acquisitions, which were not covered under the Company's equity compensation plans.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zanett is an information technology ("IT") holding company that through its operating subsidiaries provides specialized IT services to Fortune 500 caliber companies and large Government agencies. Collectively, the operating companies are referred to as the IT Commonwealth TM (the "Commonwealth").

Prospective Commonwealth members ("Commonwealth Members" or "Members") are selected for their profitability, market position, clients and management team. Acquisition terms are designed to limit financial risk to Zanett shareholders by requiring them to meet pre-determined performance milestones in order to receive full purchase consideration. The owners/managers also enter into employment contracts. Part of this consideration is in the form of Zanett common stock, which also helps to align their interests with those of Zanett's executive management and shareholders. The Company believes its methodology of attracting Members to a business model of unit accountability and shared rewards has become a proprietary process. Management also believes that this process creates a competitive barrier to entry and represents a key aspect of the Zanett value proposition.

The Commonwealth model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities while leveraging cross-selling opportunities and achieving economies of scale. Although each Member continues to market its own services and individually manage its own client relationships post acquisition, each Member also becomes a source of leads to other Commonwealth Members. The Company encourages collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth Members, while seeking to preserve their autonomy and individual strengths. To facilitate this collaborative process, regular meetings are attended by the heads of each Commonwealth Member and corporate management. The Commonwealth's overarching mission is to offer solutions that meet or exceed client expectations, are delivered on time and within budget, and achieve superior results.

Members can also avail themselves of centralized corporate services, such as: legal support; financial and accounting assistance; human resource management support; and data network management and maintenance. By centralizing these functions, Members can focus on their core skill sets and seek to achieve the highest possible standards of service quality.

For the year ended December 31, 2002, the Company recognized revenues of $10,529,790, and an operating loss of $1,087,092, compared with revenue of $339,726 and an operating loss of $5,561,492 in 2001. In 2002, management took two actions that it believes will positively affect future operating results: the phase out of the Company's Development segment and the restructuring of certain stock compensation arrangements with business associates. These actions are expected to significantly reduce future impairment charges and non-cash stock compensation expenses. For the year ended December 31, 2002, impairment charges were $367,591 and non-cash stock based compensation expenses were $1,024,522. During 2001, impairment charges were $2,592,079 and non-cash stock compensation expenses were $974,239.

Operating income generated by the IT Services segment, comprised of the Commonwealth Members BBT for the full year and BCG since its acquisition on May 31, 2002, reached $1,748,268 in 2002 (for a more full discussion of segment information see Note 21 to the Consolidated Financial Statements) compared with $12,651 in 2001. These results were achieved despite the generally depressed state of the IT industry sector and the economy as a whole.

Following is an analysis of operating income.

                                              2002            2001
                                          ------------    ------------
Operating income - IT Services segment    $  1,748,268    $     12,651
Operating loss - Development segment          (592,115)     (3,521,261)
Operating loss - Corporate                  (2,243,245)     (2,052,882)
                                          ------------    ------------
Reported operating loss                   $ (1,087,092)   $ (5,561,492)
                                          ============    ============

<FN1>
The Company's operating results are more fully discussed under "Results of Operations" below.


Organizational Background

Zanett was formed on October 30, 2000 pursuant to a recapitalization of and merger with BAB Holdings, Inc., a publicly traded Illinois corporation ("BAB"). Upon completion of the merger, BAB became a Delaware corporation and changed its name to Planet Zanett, Inc. Effective August 26, 2002, the Company changed its name from Planet Zanett, Inc. to Zanett, Inc.

The historical consolidated financial statements reflect the financial position, results of operations and cash flows for GlobeDrive.com, Inc., ("GlobeDrive"), from January 1, 2001, for Back Bay Technologies, Inc., ("BBT"), from its acquisition on December 7, 2001 and Brandywine Computer Group, Inc., ("BCG"), from its acquisition on May 31, 2002. These transactions are discussed further below.

When Zanett was formed in 2000, the Company's approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

In early 2001, Zanett saw market conditions change to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. The Company thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held specialized IT services firms.

In December 2001, Zanett acquired its first operating Commonwealth Member, Back Bay Technologies, Inc. This was followed by the acquisition of Brandywine Computer Group, Inc., in May 2002 and the acquisition of Paragon Dynamics, Inc., in January 2003. With the implementation of the IT Commonwealth TM strategy in 2001, Zanett curtailed new, primary investments in concept stage and development stage companies, and evaluated the performance and market valuations of its existing investments. Over time, the Company realized that most of these affiliate companies were not achieving planned results and given the changing state of the economy and the declining market for Internet companies, Zanett wrote down the book value of these investments and recorded impairment charges of $286,432 in 2002 and $2,392,079 in 2001.

The following sections present the operating background of the Company's IT Services segment, comprised of its Commonwealth Members, and Development segment, which includes investments in development stage internet companies.


IT Services Segment

During 2002 and 2001, Zanett acquired two wholly-owned subsidiaries, Brandywine Computer Group, Inc., and Back Bay Technologies, Inc. At December 31, 2002 these two subsidiaries comprised the Company's IT Services segment. On January 31, 2003, Paragon Dynamics, Inc., ("Paragon" or "PDI") was acquired and added to the segment. Details of these acquisitions are presented below.

Back Bay Technologies, Inc.

On December 7, 2001, the Company acquired its first Commonwealth Member.
BBT provides technology consulting services primarily to Fortune 500 companies. Its solutions include a wide range of services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management.

The maximum aggregate consideration payable by the Company to the BBT shareholders is $2,750,000 in cash and 1,625,000 shares of the Company's common stock ("Common Stock"). Initial consideration of $1,500,000 in cash and 1,000,000 shares of Common Stock, valued at $2,290,000, was paid to the BBT shareholders at closing. The value of the Common Stock issued at closing was determined based on the weighted average closing price of the Common Stock for the three trading days immediately preceding the closing. In addition, all outstanding options to purchase BBT common stock were exchanged, pursuant to the BBT merger agreement, for options to purchase 476,088 shares of Common Stock of the Company. The options have varying exercise prices and vesting periods. The Company valued such stock options at approximately $914,400, of which approximately $853,400 was included in the purchase price and approximately $61,000 was attributed to deferred compensation for future services. During 2002, the Company recognized $19,164 of stock based compensation expense associated with these options.

As part of the maximum aggregate consideration, the BBT shareholders are eligible to receive additional consideration in each of the three successive annual periods commencing January 1, 2002 based upon BBT attaining specified earnings targets in each period. This contingent consideration consists of a maximum payment of $416,667 in cash in each period and the issuance of a maximum of 208,333 shares of Common Stock in each period. No contingent consideration will be paid to the BBT shareholders if BBT's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the BBT merger agreement, is less than $700,000 during the respective annual period. The maximum contingent consideration will be paid if BBT's EBITDA equals or exceeds $1,000,000 during the respective annual periods. In the event that any contingent consideration is paid to the BBT shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of the acquisition. The value of any contingent shares will be determined based on the average closing price of the Company's Common Stock for the three trading days immediately preceding the resolution of the contingency.

Based on BBT's operating performance for 2002, the BBT shareholders qualified for contingent consideration of $380,000 to be paid in cash and 190,000 shares of common stock, valued at $399,000, which was recognized at December 31, 2002. This contingent consideration was recorded as other current liabilities and increased goodwill by $779,000. The shares of common stock were granted during March 2003 and the cash portion of the earn-out will be paid from the cash flow generated by BBT during 2003.

The Common Stock issued or issuable to the BBT shareholders pursuant to the BBT merger agreement, as well as Common Stock issuable pursuant to the exercise of stock options granted to the BBT employees after the consummation of the BBT merger, is subject to certain transfer restrictions until November 1, 2005. A portion of these shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal shareholder of the Company. The note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

In connection with the BBT Merger, BBT entered into employment agreements with the President and the Chief Financial Officer of BBT. Pursuant to the employment agreements, each will be employed by BBT for a three-year period unless earlier terminated. As compensation, they will each receive a market-rate base salary and each may earn an annual bonus. Should either be terminated by the Company other than for cause, or should either terminate their employment for good reason, as both are defined in the employment agreements, they will be entitled to receive (i) the installments of their base salary not yet paid, payable when and as if they had continued to be employed by BBT until the six month anniversary of the date of such termination, and (ii) continued benefits for such six month period.

Brandywine Computer Group, Inc.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc., ("BCG"), its second Commonwealth Member. BCG provides technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. BCG's clients range from Fortune 500 companies to medium sized or "middle market" companies, with no specific industry or geographic concentration. The BCG's ERP and supply chain implementations have historically been focused on the J. D. Edwards platform, but the ERP services are being expanded to include Microsoft Great Plains software as well. CRM implementations have typically used software from Siebel Systems.

The total consideration payable by the Company to the BCG is comprised of the initial consideration, a purchase price adjustment based on the level of BCG working capital at closing and future contingent consideration. The initial consideration of $2,750,876 in cash and 1,508,838 shares of the Company's Common Stock was paid at closing. The shares issued were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing. Subsequent to closing, the initial consideration was decreased by $133,712, which is the amount that net working capital at Closing was less that the benchmark level of working capital to have been provided by BCG of $1,247,643 at May 31, 2002.

The BCG Shareholders are entitled to receive contingent consideration in each of the three successive annual periods commencing June 1, 2002 based upon BCG attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $764,132 in cash and the issuance of the number of shares of Common Stock determined by dividing $764,132 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the average closing price of the Common Stock for the three trading days immediately preceding the resolution of the contingency.

The annual contingent consideration will be paid to the BCG shareholders only if BCG's EBITDA, as defined in the merger agreement, and cash remittances equal or exceed certain specified thresholds. However, if the BCG shareholders meet the cash remittance requirements in each of the annual performance periods but fail to qualify for the contingent consideration for any annual performance period based on the EBITDA performance requirement, they will be entitled to receive such amounts of annual contingent consideration not previously paid after the end of the third performance period if BCG generates cumulative EBITDA for the three performance periods taken as a whole in excess of the threshold specified in the merger agreement.
 In the event that any contingent consideration is paid to the BCG shareholders, the value of such consideration will be added to the goodwill previously recorded at closing.

The maximum aggregate consideration will be approximately $10.7 million, of which approximately $6.1 million was paid at Closing as the initial consideration and approximately $4.6 million may be paid as contingent consideration. Transaction costs associated with the acquisition of BCG were approximately $300,000.

The Common Stock issued or issuable to the BCG shareholders pursuant to the merger agreement is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each BCG Shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The lock-up agreements also provide the BCG shareholders with registration rights with respect to the Common Stock. On or after February 28, 2003, the BCG Shareholders have the right to request the Company to use its best efforts to effect a registration statement with the Securities and Exchange Commission covering the resale of the shares held by the BCG Shareholders.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal shareholder of the Company. The note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest beginning August 31, 2002, at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

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

As this acquisition occurred on May 31, 2002, the Company began including BCG's results of operations in the Company's consolidated financial statements as of June 1, 2002. Therefore, the Company's consolidated financial statements as of December 31, 2001 do not include any corresponding assets, liabilities, results of operations or cash flows for BCG.

Paragon Dynamics, Inc.

On January 31, 2003, the Company acquired all of the outstanding capital stock of Paragon Dynamics, Inc. ("Paragon" or "PDI"). PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is currently engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.

The total consideration payable by the Company to the Paragon shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of Paragon working capital at Closing and future contingent consideration. The initial consideration of $1,200,000 in cash and 585,083 shares of the Company's Common Stock was paid at Closing. The shares issued were valued at $1,205,271 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing. The initial consideration will be adjusted by the purchase price adjustment, which will be the amount that net working capital at Closing was greater than or less than the benchmark level of working capital to have been provided by Paragon of $760,000 as of January 31, 2003.

The Paragon Shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing February 1, 2003 based upon Paragon attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $400,000 in cash and the issuance of the number of shares of Common Stock determined by dividing $400,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. The PDI Shareholders are also eligible to receive additional contingent consideration at the end of the period commencing February 1, 2003 and ending on January 31, 2006, based upon PDI attaining specified earnings targets for such period. This additional contingent consideration consists of the issuance of a number of shares of Common Stock determined by dividing $800,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for such period. For accounting purposes, the value of the Common Stock issued as contingent consideration for the performance periods will be determined based on the average closing price of the Common Stock for the three trading days immediately preceding the resolution of the contingencies.

The maximum aggregate consideration is approximately $5.6 million, of which approximately $2.4 million was paid at Closing as the initial consideration (as adjusted by the purchase price adjustment) and approximately $3.2 million will be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of Paragon will total approximately $300,000.

The Common Stock issued or issuable to the Paragon shareholders pursuant to the merger agreement is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each Paragon Shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

In connection with the acquisition, PDI entered into employment agreements with the President and the Executive Vice-President of PDI. Pursuant to the employment agreements, each will be employed by PDI for a four-year period unless earlier terminated. The employment agreements provide for a market rate base annual salary and each may earn an annual performance bonus. Should the employment of either executive be terminated, they will be entitled, under certain conditions, to receive specified severance benefits.

The results of operations of Paragon will be consolidated with the results of operations of the Company for all periods subsequent to the acquisition date of January 31, 2003.


Development Segment

During 2000 and 2001, Zanett acquired minority investments in eight concept stage and development stage internet companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

During 2001, the Company began to curtail its investments in affiliate companies. This was due to two primary factors. First, most of the affiliate companies were unable to achieve key goals in their business plans on a timely basis. Second, market conditions had changed, decreasing the values of technology companies overall. This made acquisition of profitable IT service companies more affordable.

At December 31, 2001, Zanett maintained investments in four affiliate companies that the Company believed could contribute future value to the Company, either as stand-alone enterprises, through joint ventures or from their eventual sale or merger. As of December 31, 2002, the only remaining affiliate company investment was in Applied Discovery, Inc., ("Applied Discovery"), which continues to be profitable. Based on a private equity placement during 2002 and estimates based on 2002 earnings, management believes that the value of the Company's investment in Applied Discovery has increased in value. Zanett accounts for this investment at cost. A brief description of the four affiliate companies at December 31, 2001 is presented below.

Applied Discovery was the first web-based litigation support service designed specifically for electronic document discovery. Its scalable technology platform consists of a high-throughput conversion engine, a sophisticated database structure and advanced document search and management tools. This platform allows Applied Discovery to quickly import, process, index and organize all original electronic data - including email messages, attachments and all complex underlying data. Legal professionals are able to quickly and simply locate, review and categorize critical documents from any PC's web browser. Using Applied Discovery's solution, law firms can track the discovery process in real-time, allowing for more effective supervision and management of the firms' caseload. Applied Discovery seeks to capitalize on the inefficiencies in today's litigation discovery process, focusing initially on the unique, un-addressed problems surrounding the discovery of email. Its application service provider offering is online and being marketed to top law firms in the U.S.

GlobeDrive.com, Inc., a consolidated subsidiary at December 31, 2001 and during 2002 until it ceased operations, was a software company that developed an information sharing solution that could be used to create user-defined, fully secure, two-way virtual private networks over the Internet. Using GlobeDrive, anyone with a computer and an Internet connection could create a password protected private network that could be used to manage workflow and communications needs. GlobeDrive completed a working model of its product in late 2000 that continued to undergo significant development throughout 2001. However, due to delays in business development efforts to generate revenues and deteriorations in market valuations for early stage Internet companies, the Company recorded an impairment charge related to its investment in GlobeDrive of $724,951 in 2001. Also, due to the uncertainty of GlobeDrive's future profitability, the Company recorded an impairment charge of $200,000 in 2001 to reduce the value of capitalized software on GlobeDrive's balance sheet. During 2002, GlobeDrive ceased operations and the Company recorded impairment charges of $81,159 to write-off the remaining capitalized software of this subsidiary.

Fanlink Networks, Inc., was a wireless application software company that developed, in conjunction with major concessionaires and venue management entities, a product that facilitated in-seat ordering of food and souvenirs at stadiums or concert halls. In 2001, it began testing a sports & entertainment application of its technology, launching at the Louisiana Superdome for several New Orleans Saints football games. However, due to delays in business development efforts and deteriorations in market valuations for early stage Internet companies, Zanett recorded an impairment charge related to its investment in Fanlink of $778,978 in 2001. During 2002, Fanlink ceased business operations and Zanett recorded an impairment charge of $74,582 to write-off the remaining value of its investment in Fanlink.

InfoDream Corporation provided corporate intranets with the capabilities of a web browser combined with natural language querying capabilities. InfoDream software addressed many of the challenges involved in acquiring, managing and optimizing human and intellectual capital. InfoDream's technology granted ready access to valuable information about people and their expertise, documentation and enterprise knowledge, all of which represented information that could then be used to improve business performance, facilitate innovation and enhance operations. However, due to delays in business development efforts, deteriorations in market valuations for early stage Internet companies and InfoDream's inability to raise additional capital, the Company recorded an impairment charge of $211,850 in 2002 to write-off the full value of its investment in this affiliate company.


Critical Accounting Policies and Significant Use of Estimates in the Company's Financial Statements

Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of Zanett's accounting policies. The Company's significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements attached to this Annual Report on Form 10-KSB. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with little or no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following discussion reviews the critical accounting policies and items incorporated in the Company's financial statements that required the use of significant management estimates.

Zanett has identified the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill as critical accounting policies of the Company.

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

The Company's investments in affiliate companies involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments. As a result of management's periodic assessments of the valuation of investments in affiliate companies the Company recorded impairment charges in 2002 and 2001 of $286,432 and $2,392,079, respectively, to write-off all but one of its investments. The impairment charges attributable to affiliate company investments were determined by management using its best estimates of the fair market value of these investments based on information available to the Company at the time the impairments were recorded. Relevant information considered by management in developing its estimates included the financial performance of the affiliate companies and the valuation placed on them by subsequent rounds of financing.

Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in the estimated costs during the course of the fixed-fee contract are reflected in the period in which the facts become known. Amounts received prior to the performance of services under professional service contracts are recognized as a liability and revenue recognition is deferred until such time that the services have been performed and all revenue recognition criteria have been met. On occasion, certain contracts may have substantive customer acceptance provisions. In such cases revenue is recognized upon receipt of acceptance from the customer.

Stock-Based Compensation

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Policies Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company applies Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation and Related Interpretations ("SFAS 123") for stock based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123 to employee stock awards.

The Company has entered into several transactions involving the issuance of shares of restricted Common Stock and options to purchase shares of restricted Common Stock to certain business associates and independent contractors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed.

Purchase Accounting

In connection with its acquisitions, Zanett allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair market value of the acquired companies' tangible assets, intangible assets (such as trademarks, brand names, intellectual property rights to developed technology, customer lists, and long term contracts) and liabilities.

Evaluating the carrying value of goodwill

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment.
The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess.


Operating Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BBT, BCG and PDI in January 2003, the Company now operates in two segments, as follows:

IT Services - Through its wholly-owned subsidiaries, BBT, BCG and PDI, the Company provides technology consulting services, including the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Development - The Company's Development segment made investments in early and development stage IT hardware and software companies, providing financial, managerial and business plan consulting services. With the implementation of the new IT Commonwealth TM strategy in 2001, the Company curtailed new investments in the Development segment companies.

All of the Company's operations during 2002 and 2001 were in the United States. The accounting policies for the segments are the same as those described in Note 2 to the Consolidated Financial Statements attached to this Annual Report on Form 10-KSB. There were no inter-segment revenues or allocations of corporate costs to the segments during 2002 or 2001.

The Company measures segment operating performance based on EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization.


Results of Operations

The Company commenced operations of its IT Commonwealth TM with the acquisition of BBT on December 7, 2001. Commonwealth operations were expanded further with the acquisition of BCG effective May 31, 2002. As a result, 2002 was the first full year for which the Company's operating results included those of the IT Commonwealth.

Service revenues were $10,529,790 for the year ended December 31, 2002, representing revenues of BBT for the entire year and revenue of BCG since June 1, 2002. Service revenues in 2001 were $339,726, representing BBT's consulting service activities for the three-week period subsequent to BBT's acquisition.

Costs of services consists primarily of salaries and related costs of consulting staff, fees paid to outside contractors engaged for specific client projects, travel related costs incurred to provide services at client locations and referral fees paid under a preferred partner agreement. Costs of services were $6,488,430 for the year ended December 31, 2002, which included costs of BBT for the entire year and costs of BCG since June 1, 2002, compared with $316,620 in 2001, which represent BBT's costs for the three week period ended December 31, 2001 and subsequent to its acquisition on December 7, 2001.

Selling and marketing expenses were $833,036 in 2002 compared with $37,289 in 2001. The significant increase reflects the operations of BBT and BCG in 2002 compared with only three weeks of BBT expenses in 2001. Selling and marketing expenses include sales compensation, commissions and travel and entertainment expenses, as well as the costs of marketing materials, and relate exclusively to the subsidiaries comprising the IT Services segment.

General and administrative expenses consisted primarily of professional fees, administrative employee compensation, stock-based compensation for corporate employees and consultants, travel and entertainment, depreciation and amortization, insurance, office costs and other miscellaneous administrative expenses. For the year ended December 31, 2002, total general and administrative expenses were $3,927,825 versus $2,867,182 for the year ended December 31, 2001, representing an increase of $1,060,643, or 37%. This increase primarily related to higher employee compensation, facilities, travel, independent contractors, depreciation and amortization, stock based compensation and other miscellaneous expenses. General and administrative expenses related to the newly acquired Commonwealth subsidiaries, BBT and BCG, increased $1,458,056. This increase was partly offset by a $397,413 decrease in general and administrative expenses that reflects management's ability to contain corporate costs and the winding down of operations related to the Development segment in 2002.

Compensation expense to administrative employees increased $547,769, or 63%, to $1,419,728 in 2002 from $871,959 in 2001. BBT and BCG compensation expenses increased $708,713, as a result of a full year of operations of the IT Services segment. This increase was offset by a $160,944 decrease that primarily related to a bonus and a charge for the doubtful collection of an employee's loans, both of which related to an employee of the Development segment who was terminated in March 2002. The loans were made so the employee could invest in certain of the affiliate companies that the Company had invested in. Since these loans are secured only by the value of the investments, which the Company believes have decreased in value, Zanett reserved for the potential uncollectibility of the employee loans.

Facilities expenses, which include rent, supplies, telecommunications and utilities, increased by $273,816, from $75,460 in 2001 to $349,276 in 2002, primarily related to the acquisitions of BBT and BCG.

Travel and entertainment expenses increased $181,574, from $11,874 in 2001 to $193,448 in 2002. Approximately $105,000 of this increase relates to administrative travel of Commonwealth subsidiaries BBT and BCG, while approximately $75,000 related to increased travel to evaluate acquisition candidates.

The cost of independent contractors was $160,186 in 2002, whereas there were no independent contractor expenses in 2001. Approximately $95,000 of this increase related to corporate expenses for temporary services required for accounting, acquisition and financing activities. The remaining $65,000 was incurred by the Company's subsidiaries, BBT and BCG, for part-time IT and administrative services that did not justify the hiring of full time employees.

Depreciation and amortization expense increased to $113,689 in 2002 from $4,013 in 2001. This increase was primarily related to the acquisition of BBT and BCG and their related property and equipment.

Stock based compensation rose $50,283, or 5%, to $1,024,522 in 2002 from $974,239 in 2001. Stock based compensation in both years related primarily to restricted Common Stock that had been issued to executives and certain non-employee business associates in exchange for notes payable. The executives signed full recourse notes payable, so the stock compensation expense of $48,000 and $569,397 recognized in 2002 and 2001, respectively, was for differences between the issue price and the market price on the date of issuance. The notes payable from the business associates were non-recourse notes, which required the Company to account for the shares using the variable method of accounting for options. Stock compensation expense related to these business associates was $703,118 and $289,903 in 2002 and 2001, respectively. In 2002, the Company exchanged 1,300,000 of the restricted shares held by the business associates for options to purchase Common Stock that resulted in a charge of $383,732, which is included in the total 2002 expense above. These options and the underlying shares to be received on exercise were fully vested on issuance and the business associates are not required or expected to provide any future services. This exchange eliminates future stock based compensation expense related to these business associates. Additionally, under the provisions of the Sarbanes-Oxley Act, the Company may no longer make loans to executives to purchase its Common Stock. Consequently, management expects stock based compensation expense to decrease significantly in 2003 and relate only to the amortization of deferred compensation related to shares and options issued to vendors for public relations services and to options issued to BBT employees at its date of acquisition. Amortization of these deferred compensation balances amounted to $230,915 and $93,694 of total stock based compensation expenses in 2002 and 2001, respectively.

The remaining increase in general and administrative expenses related to miscellaneous administrative costs for training, stock transfer fees, communications and maintenance, as well as other miscellaneous expenses. These other general and administrative expenses increased $242,277 from $40,528 in 2001 to $282,805 in 2002. This increase related mainly to the acquisition of BBT and BCG.

The above increases in general and administrative expenses were partly offset by decreases in professional fees and taxes other than income taxes, as discussed below:

Professional fees decreased $308,910, or 46%, to $363,359 in 2002 from $672,269 in 2001. This decrease was primarily related to lower legal fees resulting from the hiring of a Chief Legal Officer in September 2001 and lower auditing fees due to unusually high fees during the 2001 period associated with a change in auditors and a re-audit of the Company's fiscal 2000 financial statements. Professional fees of BBT and BCG were insignificant as costs of this nature are principally incurred at the corporate level.

Taxes other than income taxes decreased from $136,352 in 2001 to $(81,783) in 2002. This decrease reflects the overpayment of Delaware state franchise taxes in 2000 and 2001, for which the Company received a $94,280 refund in 2002.

During 2001, Zanett amortized $88,048 of goodwill related to its investment in GlobeDrive. Upon the Company's acquisition of a majority interest in GlobeDrive in August 2001, the Company ceased amortization of goodwill in accordance with the provisions of SFAS 142.

The Company recorded charges of $367,591 relating to the impairment of certain long-lived assets of the Company during 2002. Of this amount, $286,432 represented an impairment of investments in certain affiliate companies and the remaining $81,159 was to write-off the remaining capitalized software of GlobeDrive. Impairment charges in 2001 were $2,592,079 and related primarily to its investments in affiliate companies. These impairments were recorded based on Zanett's evaluations of the carrying value of its ownership interests in and advances made to the affiliate companies. Several factors were considered in making these evaluations, including (a) the achievement of business plan objectives and milestones, (b) the value of each ownership interest relative to the carrying value, (c) the financial condition and prospects of the affiliate company, and (d) other factors the Company considered relevant. The following table summarizes total impairment charges.

                                                    2002            2001
                                                 ----------     ----------
     WorldWideWebInstitute.com, Inc.             $        -     $  265,000
     IJE, Inc.                                            -        500,000
     Fanlink Networks, Inc.                          74,582        778,978
     GlobeDrive.com, Inc.                                 -        724,951
     RecruitmentBox.com, Inc.                             -         23,150
     Failsafe, Inc.                                       -        100,000
     InfoDream Corporation                          211,850              -
                                                 ----------     ----------
     Total impairment of affiliate investments   $  286,432     $2,392,079
     Impairment of capitalized software              81,159        200,000
                                                 ----------     ----------
     Total impairment charges                    $  367,591     $2,592,079
                                                 ==========     ==========

The effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss in 2002 of $(1,087,092) compared with a loss of $(5,561,492) in 2001.

Interest income decreased 29% to $186,390 in 2002 from $261,849 in 2001. This decrease was mainly attributable to the cancellation during 2002 of $1,450,000 of notes receivable that were issued to the Company in October 2000 by certain business associates to acquire restricted shares of Common Stock. Therefore, 2001 included a full year of interest income in the amount of $88,305, whereas 2002 only included one quarter of interest income of $22,076. The remaining interest income in both years consisted primarily of interest earned on the note receivable from BAB, Inc. that was issued in connection with the recapitalization and merger with BAB, Inc. and on the notes issued to the Company by corporate executives to purchase restricted shares of the Company's Common Stock.

Interest expense relates to $4,575,000 of borrowings from a principal shareholder that were used to fund the cash portion of the consideration paid to acquire BBT on December 7, 2001 and BCG on May 31, 2002, as well as to provide additional working capital. The increase in interest expense to $366,635 in 2002 from $10,876 in 2001 related to this debt being outstanding for most of 2002, whereas only $1,500,000 was outstanding for approximately three weeks in 2001.

Equity in losses of the affiliate company Fanlink was $4,836 in 2002 compared with $187,701 during 2001. This decrease reflected the slowdown and ultimate cessation of Fanlink's operations during 2002 due to a lack of operating funds.

Minority interest reflects the interests of the minority shareholders of GlobeDrive in the operating losses of this consolidated subsidiary.

During 2002, the Company recorded income tax expense of $206,270 related to the state tax obligations of its profitable IT Commonwealth subsidiaries, BBT and BCG. During 2001, the Company's only tax provision represented the $41,360 benefit resulting from the reversal of a deferred income tax liability.

As a result of the above, Zanett's net loss decreased $4,003,230, or 76%, from $5,270,846 in 2001 to $1,267,616 in 2002.


Liquidity and Capital Resources

The Company used $554,315 of cash in operating activities in 2002, compared with $485,584 during 2001. Although the cash used in operations was similar in both years, Zanett reduced its net loss by over $4,000,000 in 2002, resulting in cash flow from operations, excluding the effect of changes in working capital and other assets, of approximately $210,000, compared with cash used in operations, excluding the effects of changes in working capital and other assets, of approximately $1,200,000 in 2001. This improvement is attributable to the earnings and cash flow generated by Commonwealth subsidiaries BBT and BCG.

Net cash used in investing activities was $2,181,338 in 2002 compared with $2,303,240 in 2001. Cash paid for the acquisitions of BCG in 2002 and BBT in 2001 was $2,540,518 and $1,482,148, respectively. Additionally, during 2001 the Company invested $781,846 in affiliate companies and capitalized $198,919 of software development costs incurred by GlobeDrive. Partly offsetting these expenditures were principal repayments of the note receivable from BAB, Inc. of $463,081 in 2002 and $238,531 in 2001.

Financing activities provided net cash of $3,337,575 in 2002 compared to $1,998,804 in 2001, representing an increase of $1,338,771, or 67%. During 2002, the Company borrowed $3,075,000 from a principal shareholder, mostly to fund the cash portion of the BCG acquisition, and received $280,000 from the private sales of 140,000 restricted shares of Common Stock. During 2001, the Company raised $1,500,000 from the issuance of a promissory note to a principal shareholder to fund the cash portion of the BBT acquisition. Also during 2001 the Company raised $500,000 from a private sale of 250,000 restricted shares of the Company's common stock.

During 2002, the Company's cash balance increased $601,922, or 75%, to $1,402,180. Additionally, working capital increased to $1,315,819 at December 31, 2002 from $191,492 at December 31, 2001. This growth in liquidity reflects the success of the IT Commonwealth TM business model and demonstrates the Company's ability to generate sufficient cash from operations and financing to satisfy existing operating needs. However, the Company does not believe that operating cash flows are currently sufficient to fund future acquisitions required to continue the acquisitive growth of the Commonwealth during 2003. Therefore, as potential acquisitions present themselves, the Company will need to obtain additional capital either through equity issuances, which will dilute current shareholders, or by incurring debt, which will require future interest payments and may require compliance with financial and other covenants.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, the acquisitions of BBT and BCG were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at December 31, 2002. The table should be read together with the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

                                     Due in less     Due in one     Due after
  Obligation                        than one year   to five years   five years
  ----------                        -------------   -------------   ----------
Contingent consideration for
  acquisition of BBT (1)             $   380,000     $   833,333     $       -
Contingent consideration for
  acquisition of BCG (2)             $   764,132     $ 1,528,264     $       -
Notes payable to related party (3)   $         -     $ 4,575,000     $       -
Bank line of credit (4)              $         -     $         -     $       -
Non-cancelable office lease (5)      $    43,316     $    48,572     $       -

(1) Contingent consideration payable to the former BBT shareholders as part of the Company's acquisition of BBT on December 7, 2001. Based on BBT's 2002 performance, the former BBT shareholders are entitled to receive $380,000 in cash and 190,000 shares of Common Stock that was valued at $399,000 based on the closing prices for the three trading days prior to December 31, 2002. A current liability of $779,000 for this contingent consideration was recorded at December 31, 2002 to reflect this financial commitment. The maximum aggregate remaining contingent consideration of $833,333 and 416,666 shares of common stock is payable in equal installments over the next two years subject to BBT's achievement of certain financial performance targets for each of the years ended December 31, 2003 and 2004.

(2) Contingent consideration payable to the former BCG shareholders as part of the Company's acquisition of BCG effective May 31, 2002. The maximum aggregate contingent consideration of $2,292,396 in cash and approximately $2,292,396 in Common Stock is payable in equal installments over the next three years subject to BCG's achievement of certain financial performance targets for each of the fiscal years ended May 31, 2003, 2004 and 2005.

(3) Notes payable to a principal shareholder of the Company totaling $4,575,000, of which $1,500,000 is due on December 31, 2004 and $3,075,000 is due on May 31, 2005.

(4) The Company's consolidated subsidiary, BBT, has a $250,000 line of credit that is secured by the assets of BBT. There were no amounts outstanding under this facility at December 31, 2002.

(5) BCG leases its main offices under a non-cancelable operating lease that expires on January 31, 2005. The lease calls for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At December 31, 2002, the future minimum lease payments under this lease were $91,888.

On January 31, 2003, the Company acquired PDI, which resulted in the following additional financial commitments.

- Contingent consideration payable to the former PDI shareholders as part of the Company's acquisition of PDI. The maximum aggregate contingent consideration of $1,200,000 in cash and approximately $1,200,000 in Common Stock is payable in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 31, 2004, 2005 and 2006.

- PDI has a $600,000 revolving credit line that is secured by all of PDI's assets. There were no amounts outstanding under this facility at the acquisition date.

The Company's liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows.

- The Company maintains its cash balances and money-market instruments with four separate institutions of high credit quality to minimize its exposure.

- All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations. For the year ended December 31, 2002, the Company had three customers that accounted for approximately 20%, 17% and 12% of total revenue. For the year ended December 31, 2001, the Company had three customers that accounted for approximately 42%, 28% and 13% of total revenue. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable. At December 31, 2001, the Company had two customers that accounted for 48% and 42% of accounts receivable.


Inflation

Inflation has not had a significant impact on the Company's results of operations.


Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that cost associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions of this interpretation as required on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with
annual periods ending after December 15, 2002.   The Company applied the
required disclosure provisions of this interpretation as of December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company applied the required disclosure provisions of SFAS No. 148 as of December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

Certain Factors That May Affect the Company's Future Performance

In addition to other information included in this report, the following factors should be considered in evaluating Zanett's business and future prospects:

Limited Operating History

The Company only recently began to implement its current IT Commonwealth TM business strategy and, therefore, has a very limited operating history to evaluate. While Zanett has acquired three companies, there is no assurance that the Company will be able to acquire sufficient companies to grow its business and achieve the advantages of scale and other synergies that the strategy contemplates.

Prior Operating Losses; Lack of Profitability; Future Operating Results

The Company has recently experienced significant losses in its operations. The Company may continue to incur losses for the foreseeable future. For the year ended December 31, 2002 the loss from operations was $1,235,561, while for the year ended December 31, 2001, the loss from operations was $5,425,914. Although operating results are improving, operating expenses may increase as the Company seeks to grow its business through acquisition and as its existing business expands. Even if the Company becomes profitable, Zanett may be unable to sustain its profitability and may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to operate its business. An inability to sustain profitability may also result in an impairment loss in the value of its long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If Zanett is unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, its business will be materially and adversely affected.

Dependence on Key Customers; Non-Recurring Revenue

For the year ended December 31, 2002, the Company's three largest customers accounted for approximately 49% of revenues. While an improvement from 2001 when the three largest customers accounted for approximately 83% of revenues, non-renewal or termination of contracts with these customers could have a material adverse effect on the Company. A large portion of Zanett's revenues were derived from consulting services that are generally non-recurring in nature. There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained from its principal customers or any other customer, that it will be able to retain existing customers or attract new customers or that it will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of its revenues. In addition, Zanett may be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

Revenues are difficult to forecast. The Company may increase its corporate overhead expenses as the number of acquisitions increases, while its operating companies may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. Additionally, although most of the Company's customers are large, creditworthy entities, at any given point in time, the Company may have significant accounts receivable balances with customers that expose it to credit risks if such customers are unable to pay such obligations. If the Company has an unexpected shortfall in revenues in relation to its expenses, or significant bad debt experience, its business could be materially and adversely affected.

Emerging and Evolving Markets

The markets for some of the Company's services are changing rapidly and evolving and, therefore, the ultimate level of demand for its services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT consulting services could materially adversely affect Zanett's business and prospects.

The Company's success in meeting growth targets is dependent on its ability to maintain existing clients and to continually attract and retain new customers to replace customers who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on Zanett's part to create awareness of its services.

Competition

Competition for the Company's IT consulting services is significant, and the Company expects that competition will continue to intensify due to the low barriers to entry. The Company may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If the Company is unable to compete successfully against such competitors, its business will be adversely affected. The Company competes against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than the Company has.

Zanett's competitors include national, regional and local IT consulting service providers, software development firms and major accounting and consulting firms such as Accenture, Cap Gemini Ernst & Young, IBM Global Services, Keane, Kforce and MPS Group.

In addition, the Company also encounters competition from numerous other businesses that provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and Web-site development companies.

Zanett's competitors may respond more quickly than the Company to new or emerging technologies and changes in customer requirements. Its competitors may also devote greater resources than the Company can to the development, promotion and sale of their products and services. They may develop products and services that are superior to or have greater market acceptance than Zanett's. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to the Company's existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

New competitors, including large computer hardware, software, professional services and other technology and telecommunications companies, may enter the Company's markets and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, the Company could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for its products and services. The Company may not be able to offset the effects of any price reductions with an increase in the number of customers, higher revenue from consulting services, cost reductions or otherwise. In addition, professional services businesses are likely to encounter consolidation in the near future, which could result in decreased pricing and other competition.

In addition, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those the Company has targeted for acquisition. The Company is and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that the Company may find desirable candidates to become Members of the IT Commonwealth TM. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company does. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately held IT service companies generally place greater emphasis than obtaining the management skills and networking services that the Company can provide. Even if the Company is able to successfully compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, the Company may pay more than expected for targeted IT Commonwealth TM Members. If the Company cannot acquire interests in attractive companies on reasonable terms, its strategy to build the IT Commonwealth TM may not succeed.

Rapid Technological Change

The market for Internet and IT professional services is rapidly evolving. Significant technological changes could render the Company's existing products and services obsolete. To be successful, the Company must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of its products and services to meet customers' needs. If the Company is unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, its business could be materially and adversely affected.

Systems Failure Risk

Zanett's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. The Company currently maintains most of its computer systems in its facilities in New York, NY and at subsidiary offices in Needham, MA, Mason, OH, and Denver, CO. While the Company has taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. The Company also leases telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect Zanett's business.

Security Issues

The Company has taken measures to protect the integrity of its infrastructure and the privacy of confidential information. Nonetheless, its infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents its security measures, they could jeopardize the security of confidential information stored on the Company's systems, misappropriate proprietary information or cause interruptions in its operations. The Company may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage Zanett's reputation and expose the Company to a risk of loss or liability.

Identifying Suitable Acquisition Candidates and New Acquisition Integration

A key element of Zanett's expansion strategy is to grow through acquisitions. If the Company identifies suitable candidates, it may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption in the Company's ongoing business, distract management, require other resources and make it difficult to maintain its standards, controls and procedures. The Company may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. The Company may be required to incur additional debt, and the Company may be required to issue equity securities, which may be dilutive to existing stockholders, to fund acquisitions.

Unsuccessful Acquisitions

There can be no assurance that any completed acquisition will enhance the Company's business. Since the normal acquisition of Commonwealth companies comprises both cash and Common Stock, if the Company proceeds with one or more significant acquisitions, the potential impacts are (1) a substantial portion of its available cash could be used to consummate the acquisitions and/or the Company could incur or assume significant amounts of indebtedness, and (2) the Company's stockholders could suffer significant dilution of their interest in Zanett Common Stock.

Also, acquisitions are required to be accounted for under the purchase method, which would likely result in the Company recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

Retaining Key Personnel

There is intense competition for qualified personnel in the sectors in which the Company operates. The loss of existing personnel or the failure to recruit additional qualified managerial, technical, and sales personnel, as well as expenses in connection with hiring and retaining personnel, could adversely affect its business. The Company also depends on the performance of its executive officers and key employees, some of whom have not entered into employment agreements.

As of December 31, 2002, the Company had 61 full-time employees. The Company will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, the Company may not be successful in attracting, training and retaining the people the Company needs to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

Need for Capital

Zanett's future capital uses and requirements will depend on numerous factors, including:
     * The extent to which the Company's solutions and services gain market acceptance
     *  The level of revenues from present and future solutions and services
     *  The expansion of operations
     * The costs and timing of product and service developments and sales and marketing activities
     *  Costs related to acquisitions of technology or businesses; and
     *  Competitive developments

In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services the Company is able to offer to current and future customers and fund potential acquisitions, the Company may require additional capital that may not be available on terms acceptable to it, or at all. In addition, if unforeseen difficulties arise in the course of these or other aspects of its business, the Company may be required to spend greater-than-anticipated funds. As a consequence, the Company will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurances that such additional capital will be available on terms acceptable to it, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. The Company has financed its operations to date primarily through private sales of equity securities, and loans from related parties and business associates.

There can be no assurance that additional funding will be available for the Company to finance its ongoing operations when needed or that adequate funds for its operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms acceptable to it. Zanett's inability to obtain sufficient funds may require it to delay, scale back or eliminate some or all of its expansion programs or to limit the marketing of its services. This could have a material adverse effect on its business.

Fluctuation in Quarterly Operating Results May Negatively Impact the Zanett Stock Price

Zanett's revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, not all of which are within its control. Quarter-to-quarter comparisons of the results of operations as an indication of future performance should not be relied upon. It is possible that in some future periods the Company's results of operations may be below the expectations of public market analysts and investors. In that event, the market price of the Common Stock may fall.

Factors that could cause quarterly results to fluctuate include:
     *  Change in customer demand for products and services.
     *  Timing of the expansion of operations.
     * Seasonality in revenues, principally during the summer and year-end holidays.
     *  Changes in pricing by Zanett or its competitors.
     *  Introduction of new products or services by competitors or Zanett.
     *  Costs related to acquisitions of technology or businesses.
     *  Recession or slow-down in the U.S. economy.
     *  Termination of customer contracts.

Changes in Government Regulations

There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. The government may also seek to regulate some segments of the Company's activities as basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

Also, the Company's newest subsidiary, PDI, generates most of its revenue from contracts with the U.S. Department of Defense. As a contractor with the U.S. federal government, PDI must comply with various government regulations regarding how it conducts its business and maintains its financial records. The most significant of these regulations are:
     * the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;
     * the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and,
     * laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In addition, PDI is subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. PDI's failure to obtain and maintain necessary security clearances may limit its ability to perform classified work for government clients, which could result in lost business.


Potential Liability to Customers

The Company's services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of its customers' businesses. The Company's failure or inability to meet a customer's expectations in the performance of its services could harm its business reputation or result in a claim for substantial damages against it, regardless of its responsibility for such failure or inability. In addition, in the course of performing services, Zanett's personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although the Company has implemented policies to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to contractually limit its damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although the Company maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against Zanett that are uninsured, exceed available insurance coverage or result in changes to its insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect it.

Liability for Material Distributed Over the Internet

The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through their networks is currently unsettled. The Company may become subject to legal claims relating to the content in the web sites the Company hosts or in email messages that the Company transmits. For example, lawsuits may be brought against Zanett claiming that material inappropriate for viewing by young children can be accessed from the web sites the Company hosts. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If the Company has to take costly measures to reduce its exposure to these risks, or is required to defend itself against such claims, its business may be materially adversely affected.

Future Sales of Common Stock By Existing Stockholders

The market price of Zanett Common Stock could decline as a result of sales by existing shareholders of a large number of shares of Common Stock in the market or the perception that these sales may occur. These sales also might make it more difficult for the Company to issue equity securities in the future at a time and at a price that it deems appropriate.

As of December 31, 2002, the Company had granted options to purchase 3,313,812 shares under its 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan is 5,000,000.
   * 300,000 nonqualified stock options to three outside directors on November 17, 2001,
   * 476,610 nonqualified stock options were issued to BBT employees who were prior option holders of BBT as part of the acquisition of BBT on December 7, 2001,
   *  250,500 nonqualified stock options were issued to the employees of BBT,
   *  420,036 nonqualified stock options were issued to the employees of BCG,
   * 400,000 nonqualified stock options were issued to the Zanett corporate controller,
   * 1,300,000 nonqualified stock options were issued to business associates in exchange for the cancellation of their restricted shares of Common Stock and related notes payable, and,
   * 166,666 nonqualified stock options were issued to independent contractors as compensation for public relations services provided to the Company.

Of the above, 423,833 options held by BBT employees were forfeited during 2002 due to the termination of their employment.

Also, as a result of the October 2000 recapitalization and merger with BAB, Inc., at December 31, 2002, there were options outstanding to purchase 161,534 shares of the Company's Common Stock.

If the holders of these options were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of the Common Stock.

Common Stock Volatility

The market price of Zanett's Common Stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of IT consulting companies have been especially volatile.

Lack of Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Instead, the Company intends to retain future earnings for reinvestment in its business and/or to fund future acquisitions.

Ownership of the Company is concentrated

David McCarthy, the Company's Chief Executive Officer, and Claudio Guazzoni, its President, beneficially owned approximately 29% and 28%, respectively, of the outstanding Common Stock as of December 31, 2002. As a result, each of them possesses significant influence over the Company's decision making on business matters, including the election of directors. Additionally, Bruno Guazzoni, an outside investor and a relative of Claudio Guazzoni, beneficially owned approximately 25% of the outstanding Common Stock as of December 31, 2002. As a result, Mr. Bruno Guazzoni also possesses significant influence over the Company's decision making on business matters, including the election of directors.

The concentration of Zanett share ownership may:
   *  delay or prevent a change in the control of Zanett;
   * impede a merger, consolidation, takeover, or other transaction involving the Company; or
   * discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The Company's growth places strain on managerial and operational resources

The Company's rapid growth has placed, and is expected to continue to place, a significant strain on managerial and operational resources. Further, as the number of Commonwealth Members grows, the Company will be required to manage multiple relationships with various customers, strategic partners and other third parties. Further growth or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting the Company's ability to achieve the rapid execution necessary to successfully implement its IT Commonwealth TM strategy without incurring additional corporate expenses.

Future growth is dependent on producing revenue sufficient to cover increasing expenses

Expenses will increase as the Company builds an infrastructure to implement the IT Commonwealth TM strategy. The Company expects to hire additional employees and expand information technology systems. The Company also may increase its operating expenses to:
   *  broaden its support capabilities for Commonwealth Members;
   *  explore acquisition opportunities and alliances with other companies;
      and,
   *  facilitate business arrangements among Commonwealth Members.

If the higher expenses are not accompanied by increased revenue, the Company's earnings will be lower than anticipated.


Item 7.	Financial Statements.

Zanett's Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-KSB.


Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None

                                    PART III


Item 9.	Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers, their ages and positions are set forth below:
      Name                Age                  Title                   Since
      ----                ---                  -----                   -----
Claudio M. Guazzoni        40                President and              2000
                                             Director
David M. McCarthy          41                Chief Executive            2000
                                             Officer and Director
Jack M. Rapport            50                Chief Financial            2001
                                             Officer and Treasurer
Pierre-Georges Roy         37                Chief Legal                2001
                                             Officer and Secretary
L. Scott Perry             55                Director                   2001
Dr. Andrew Schiff          37                Director                   2000
Mohan Trikha               58                Director                   2001

All terms of office are for one year.

Claudio M. Guazzoni - Mr. Guazzoni has served as President of Zanett, Inc. since he co-founded the Company in 2000. Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President. At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of young technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group. His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion, provides Zanett with expertise in international finance and deal structuring.

David M. McCarthy - Mr. McCarthy has served as Chief Executive Officer of Zanett, Inc. since he co-founded the Company in 2000. Prior to such time he had co-founded The Zanett Securities Corporation in 1993, of which he is still Vice President and Chairman. At Zanett Securities Corporation, Mr. McCarthy manages and supervises the executive and administrative staff, as well as all investment and banking activities.

Jack M. Rapport - Mr. Rapport has served as the Chief Financial Officer of Zanett, Inc. since April 2001. Prior to such time, Mr. Rapport served as the interim Chief Financial Officer of Adept, Inc. and then the Vice President of Corporate Development for Coriva, Inc., a wholly-owned subsidiary of Adept, Inc., since early 2000. From 1998 to early 2000, Mr. Rapport was self employed, serving as President and Chief Executive Officer of Whitehall Capital Associates, Ltd., a healthcare receivable management and finance company, in 1998 and Wyndham Capital Management, Ltd., a commercial finance consulting firm, in 1999. From 1995 to 1997, Mr. Rapport was the Executive Vice President and Chief Financial Officer of The Pharmacy Fund, Inc., a healthcare receivable management and finance company. In total, Mr. Rapport has over twenty eight years of financial and business experience in both public and private corporate settings including: Bank of America, Manufacturers Hanover Trust Co. and Blue Cross and Blue Shield of Maryland.

Pierre-Georges Roy - Mr. Roy has served as the Chief Legal Officer and Secretary of Zanett, Inc. since 2001. Prior to such time, Mr. Roy served as Vice President - Corporate Development and General Counsel for Openstream, Inc., a software developer of wireless applications from 2000 to 2001 and was a practice leader in telecom corporate finance and mergers and acquisitions with Clifford Chance, the world's largest law firm, from 1997 to 2000. At Clifford Chance, Mr. Roy managed transactions worth over $20 billion in combined value.

Andrew Schiff, MD - Dr. Schiff joined Perseus-Soros in September of 1999 and currently serves as a Managing Director. Over the last 10 years, Dr. Schiff has practiced internal medicine at The New York Presbyterian Hospital where he maintains his position as a Clinical Assistant Professor of Medicine. In addition, he has also been a partner of a small family run investment fund, Kuhn, Loeb & Co. He currently serves on the board of directors of Adams Laboratories, Barrier Therapeutics and Myogen. Dr. Schiff received his MD from Cornell University Medical College and his MBA from Columbia University. His bachelor's degree in neuroscience was awarded with honors by Brown University.

Mohan Trikha - Mr. Trikha is a Principal at U Group, a team of entrepreneurs and executives focused on turnarounds of IT businesses. Prior to joining U Group in 2002, he was President & Chief Executive Officer of InfoDream Corporation, a Silicon Valley company specializing in the area of knowledge management. Prior to this, Mr. Trikha was Vice President and General Manager of Strategy and Planning for Xerox Corporation's Internet and Software Solutions division from 1998 to 2000, where he played an important role in building the company's new generation of online services and solutions. From 1996 to 1998 he was the Chief Executive Officer of InXight Software, an independent company funded by Xerox Corporation that he founded, and before that he held several senior-level positions with divisions of Xerox and IBM. Mr. Trikha is also a member of the board of directors for Qualance Software and SonaSoft and is a charter member of T.I.E., a professional organization for entrepreneurs worldwide.

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


Item 10. Executive Compensation

The response to this Item will be contained in the Company's 2003 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of December 31, 2002, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.
                                    Beneficial Ownership of Common Stock
                                    --------------------------------------
Name and address of                 Number of Shares          Percentage
Beneficial Owner                    Beneficially Owned (1)    of Class (1)
------------------------            --------------------      ------------
Claudio Guazzoni                            7,454,111             27.7%
  President
David McCarthy                              7,660,779             28.5%
  Chief Executive Officer
Jack M. Rapport                               604,415              2.3%
  Chief Financial Officer
Pierre-Georges Roy                            500,000              1.9%
  Chief Legal Officer
Andrew Schiff                                  66,667 (2)          0.3%
  Director
Mohan Trikha                                   33,333 (3)          0.1%
  Director
L. Scott Perry                                 33,333 (4)          0.1%
  Director
Bruno Guazzoni                              6,656,592             24.8%
Trust for Scott and Mary Seagrave           1,618,874              6.0%
All Directors and Executive Officers
  as a Group (7 persons)                   16,352,638             60.9%

(1) Calculated in accordance with Rule 13d-3 of the Exchange Act. The address for all persons listed in the above table is c/o Zanett, Inc., 135 East 57th Street, New York, NY 10022.

(2) On November 17, 2001, Dr. Schiff was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of December 31, 2001, 2002 and 2003. Therefore, at December 31, 2002, Dr. Schiff had the right under these options to purchase 66,667 of vested shares, which represents 0.2% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter all vested shares are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(3) On November 17, 2001, Mr. Trikha was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of March 1, 2002, 2003 and 2004. Therefore, at December 31, 2002, Mr. Trikha had the right under these options to purchase 33,333 of vested shares, which represents 0.1% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(4) On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of August 1, 2002, 2003 and 2004. Therefore, at December 31, 2002, Mr. Perry had the right under these options to purchase 33,333 of vested shares, which represents 0.1% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

The options held by the three non-executive directors were issued under a company stock plan approved by the Company's stockholders at its 2002 annual meeting. A table summarizing all securities authorized for issuance under equity compensation plans is included in "Item 5 - Market for Registrants Common Equity and Related Stockholder Matters."


Item 12. Certain Relationships and Related Transactions

During the past two years, the Company was a party to the following transactions with related parties:

In March 2001, the Company advanced $100,000 to InfoDream Corporation, which was subsequently converted into preferred stock of InfoDream in June 2001. In November 2001, the Company advanced an additional $60,000 to InfoDream, which was converted into preferred stock in 2002. In February 2002, the Company advanced an additional $50,000 to InfoDream, which was converted into preferred stock in July 2002. Mr. Mohan Trikha, a director of the Company, was the President and Chief Operating Officer and a shareholder of InfoDream at the time these investments were made. InfoDream effectively ceased operations in June 2002 and Zanett wrote off these investments at that time.

In December 2001, Mr. Bruno Guazzoni loaned the Company $1,500,000 in exchange for a promissory note that matures in December 2004 and bears interest at 11% payable in cash on a quarterly basis. In May 2002, Mr. Guazzoni loaned the Company $3,075,000 in exchange for promissory notes that mature in May 2005 and bear interest at 11% payable in cash on a quarterly basis. During April 2002, Mr. Guazzoni purchased an additional 15,000 shares of restricted Common Stock from the Company. The Common Stock was purchased at $2.00 per share, resulting in gross proceeds of $30,000. Mr. Guazzoni is a principal shareholder of the Company and a relative of Mr. Claudio Guazzoni, the Company's President.



Item 13. Exhibits List and Reports on Form 8-K

The following documents are filed as part of this Report:
Exhibits List and Reports on Form 8-K

(a)     Exhibits
Exhibit
Number      Document
-------     --------
2.1(2)   Agreement and Plan of Merger dated as of December 7, 2001 by and between Back Bay Technologies, Inc., Planet Zanett, Inc.,
         Planet Zanett Merger Sub BBT, Inc. and the Shareholders of Back Bay Technologies, Inc.
2.2(6)   Agreement and Plan of Merger dated as of May 31, 2002 by
         and between Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the Shareholders of Brandywine Computer Group, Inc.
2.3(8)   Agreement and Plan of Merger dated as of January 31, 2003 by and between Paragon Dynamics, Inc., Zanett, Inc., Zanett Merger Sub PDI, Inc. and the Shareholders of Paragon Dynamics, Inc.
3.1(5)   Certificate of Incorporation.
3.2(5)   Bylaws.
10.1(3) Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.2(3) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.3(3) Stockholders' Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.4(7) Stock Purchase Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.5(7) Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.6(7) Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.7(7) Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.
10.8(7) Zanett Stock Plan adopted by the Company's Board of Directors on November 15, 2001
10.9(7) Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.10(2) Promissory Note in the amount of $1,500,000 dated December 7, 2001 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.11(2) Employment Agreement dated as of December 7, 2001 by and between Back
         Bay Technologies, Inc. and Marc Maselli
10.12(2) Employment Agreement dated as of December 7, 2001 by and between Back
         Bay Technologies, Inc. and Curtis D. Stevenson
10.13(7) Convertible Promissory Note in the amount of $50,000 dated February
         15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.14 Promissory Note in the amount of $324,124 dated May 31, 2002 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.15(6) Promissory Note in the amount of $2,750,876 dated May 31, 2002 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.16(6) Employment Agreement dated as of May 31, 2002 by and between
         Brandywine Computer Group, Inc., and Scott Seagrave
10.17(6) Employment Agreement dated as of December 7, 2001 by and between
         Brandywine Computer Group, Inc., and Mary Seagrave
16.1(1) Letter from McEnerney, Brady & Company LLC dated March 8, 2001. 16.2(4) Letter from BDO Seidman, LLP dated August 6, 2001
21.1     Subsidiaries of Zanett, Inc.
99.1 Certification of financial statements by the Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of financial statements by the Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference to Company's Current Report on Form 8-K dated March 8, 2001.
(2) Incorporated by reference to Company's Current Report on Form 8-K dated December 21, 2001.
(3) Incorporated by reference to Company's Current Report on Form 8-K dated February 9, 2001.
(4) Incorporated by reference to Company's Current Report on Form 8-K dated August 7, 2001.
(5) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6) Incorporated by reference to Company's Current Report on Form 8-K dated May 31, 2002.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001
(8) Incorporated by reference to Company's Current Report on Form 8-K dated January 31, 2003.


(b)   Reports on Form 8-K

The Company filed a Form 8-K dated January 31, 2003, disclosing information regarding its acquisition of Paragon Dynamics, Inc., as of that date. As audited financial statements for Paragon were not available as of the date of that filing, the Company will file an amendment on Form 8-K/A to present the audited financial statements of Paragon for the years ended December 31, 2002 and 2001 and pro forma condensed combined financial information for the Company and Paragon.


Item 14 - Controls and Procedures

The Company's Chief Executive Officer, David M. McCarthy, and the Company's Chief Financial Officer, Jack M. Rapport, have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report. Based on this evaluation, Messrs. McCarthy and Rapport have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Since the most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 14,2003.

                                           ZANETT, INC.

                                           BY: /s/ David M. McCarthy
                                           -----------------------------
                                           David M. McCarthy
                                           Chief Executive Officer
                                           (Principal Executive Officer)


KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Zanett, Inc., hereby severally constitute Claudio M. Guazzoni, David M. McCarthy, Jack M. Rapport and Pierre-Georges Roy, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-KSB filed herewith and any and all amendments to said Form 10-KSB, and generally to do all such things in our names and in our capacities as officers and directors to enable Zanett, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-KSB and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

SIGNATURE                                   TITLE
/s/ Claudio Guazzoni                        President and Director
----------------------------------
Claudio Guazzoni

/s/ David M. McCarthy                       Chief Executive Officer
----------------------------------          and Director
David M. McCarthy

/s/ Jack M. Rapport                         Chief Financial Officer
----------------------------------           (Principal Financial and
Jack M. Rapport                               Accounting Officer)

/s/ L. Scott Perry                          Director
----------------------------------
L. Scott Perry

/s/ Dr. Andrew Schiff                       Director
----------------------------------
Dr. Andrew Schiff

/s/ Mohan Trikha                            Director
----------------------------------
Mohan Trikha

                                   ZANETT, INC.
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of Zanett, Inc.

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
New York, New York
April 7, 2003

                                   ZANETT, INC.

                            CONSOLIDATED BALANCE SHEETS
                                                       December 31,
                                               -----------------------------
                                                  2002              2001
                                               -----------        ----------
Assets

Current assets:
  Cash and cash equivalents                    $ 1,402,180        $  800,258
  Accounts receivable                            1,736,711           439,366
  Unbilled revenue                                 188,835                 -
  Interest receivable                               88,058           130,705
  Prepaid expenses and other current assets        132,143            93,584
                                               -----------        ----------
          Total current assets                   3,547,927         1,463,913

Property and equipment, net                        194,018           102,584
Capitalized software, net                                -           105,424
Loans receivable                                   694,614         1,161,469
Goodwill                                        10,530,690         4,629,977
Investments                                        450,000           691,269
Notes receivable, net                               68,835           127,016
Other assets                                        62,576             3,813
                                               -----------        ----------
          Total assets                         $15,548,660        $8,285,465
                                               ===========        ==========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                          $   231,770        $  243,632
     Accrued expenses                            1,065,012           997,625
     Other current liabilities                     779,000                 -
     Deferred revenue                                    -            15,138
     Capital lease obligation                       15,170            16,026
     Income taxes payable                          141,156                 -
                                               -----------        ----------
          Total current liabilities              2,232,108         1,272,421
                                               -----------        ----------
Notes payable, related party                     4,575,000         1,500,000
Capital lease obligation, less current
     portion                                             -            16,569
Deferred income taxes                               72,777           124,078
                                               -----------        ----------
         Total liabilities                       6,879,885         2,913,068

Minority interests                                       -           127,500

Commitments

Stockholders' equity
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                      -                 -
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        26,856,971 and 26,076,449 shares
        issued and outstanding, respectively        26,857            26,076
     Paid-in capital                            18,045,074        14,234,149
     Notes receivable for stock
        subscriptions                           (1,647,686)       (2,019,397)
     Deferred compensation                        (105,652)         (613,729)
     Accumulated deficit                        (7,649,818)       (6,382,202)
                                               -----------        ----------
           Total stockholders' equity            8,668,775         5,244,897
                                               -----------        ----------
           Total liabilities and
             stockholders' equity              $15,548,660        $8,285,465
                                               ===========        ==========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

                                    ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Year Ended December 31,
                                                  ---------------------------
                                                      2002           2001
                                                  -----------     -----------
Services revenue                                  $10,529,790     $   339,726

Operating expenses:
      Costs of services                             6,488,430         316,620
      Selling and marketing                           833,036          37,289
      General and administrative (including non-
        cash compensation and consulting expense
        of $1,024,522 and $974,239, respectively)   3,927,825       2,867,182
      Impairment charges                              367,591       2,592,079
      Amortization of goodwill                              -          88,048
                                                  -----------     -----------
              Total operating expenses             11,616,882       5,901,218
                                                  -----------     -----------
              Operating loss                       (1,087,092)     (5,561,492)
                                                  -----------     -----------
Other (income)/expense:
       Interest income                               (186,390)       (261,849)
       Interest expense                               366,635          10,876
       Other income                                    (2,033)              -
                                                  -----------     -----------
       Total other (income)/expense                   178,212        (250,973)

Equity in losses of affiliates                          4,836         187,701
Minority interest                                    (208,794)       (186,014)
                                                  -----------     -----------
Loss before income taxes                           (1,061,346)     (5,312,206)

Income tax provision/(benefit)                        206,270         (41,360)
                                                  -----------     -----------
Net loss                                          $(1,267,616)    $(5,270,846)
                                                  ===========     ===========
Weighted average shares outstanding                26,443,743      23,259,184
                                                  ===========     ===========

Loss per share (basic and diluted)                $     (0.05)    $     (0.23)
                                                  ===========     ===========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

                                                              ZANETT, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Notes
                                                                         Receivable
                                      Common Stock          Paid-in       for Stock        Deferred       Accumulated
                                     Shares     Amount      Capital      Subscriptions    Compensation      Deficit         Total
                                   ----------   -------    ----------    -------------    ------------    -----------    ----------
Balance, January 1, 2001           24,232,052   $24,232    $9,887,497    $(1,450,000)     $(1,625,404)    $(1,111,356)   $5,724,969

Compensatory restricted
   common stock issued
   to non-employees                    25,000        25        91,975              -                -               -        92,000
Compensatory restricted
   common stock sold
   to employees                       569,397       569     1,138,225       (569,397)               -               -       569,397
Contributed services                        -         -       190,000              -                -               -       190,000
Issuance of common stock and
   options in connection
   with the BBT acquisition         1,000,000     1,000     3,203,400              -          (61,000)              -     3,143,400
Sale and issuance of
   restricted common stock            250,000       250       499,750              -                -               -       500,000
Adjustments to deferred
   compensation                             -         -      (781,078)             -        1,072,675               -       291,597
Contributed services from
   related party                            -         -        26,000              -                -               -        26,000
Services contributed to
   related party                            -         -       (21,620)             -                -               -       (21,620)
Net loss                                    -         -             -              -                -      (5,270,846)   (5,270,846)
                                  -----------   -------   -----------    -----------    -------------     -----------    ----------
Balance, December 31, 2001         26,076,449   $26,076   $14,234,149    $(2,019,397)   $    (613,729)    $(6,382,202)   $5,244,897

Compensatory restricted
   common stock sold
   to employees                       535,018       535     1,125,754     (1,078,289)               -               -        48,000
Contributed services                        -         -       190,000              -                -               -       190,000
Services contributed to a
   related party                            -         -       (33,396)             -                -               -       (33,396)
Issuance of common stock in
   connection with the
   BCG acquisition                  1,508,838     1,509     3,418,524              -                -               -     3,420,033
Sale and issuance of
   restricted common stock            140,000       140       279,860              -                -               -       280,000
Adjustments to deferred
   compensation                             -         -        98,049              -          228,580               -       326,629
Compensatory restricted common
   stock and options issued to
   non-employees                       46,666        47       280,684              -          (79,873)              -       200,858
Repurchase of restricted stock
   and issuance of replacement
   options to business associates  (1,450,000)   (1,450)   (1,548,550)     1,450,000          359,370               -       259,370
Net loss                                    -         -             -              -                -      (1,267,616)   (1,267,616)
                                  -----------   -------   -----------    -----------    -------------     -----------    ----------
Balance, December 31, 2002         26,856,971   $26,857   $18,045,074    $(1,647,686)   $    (105,652)    $(7,649,818)   $8,668,775
                                  ===========   =======   ===========    ===========    =============     ===========    ==========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.


                                   ZANETT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Year Ended December 31,
                                                  ---------------------------
                                                      2002            2001
                                                  -----------     -----------
Cash flows from operating activities:
Net loss                                          $(1,267,616)    $(5,270,846)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                   113,689          93,415
      Stock based compensation and services         1,024,522         974,239
      Impairment charges                              367,591       2,592,079
      Equity in losses of affiliates                    4,836         187,701
      Minority interest                              (208,794)       (186,014)
      Provision for doubtful notes from employee       59,362         197,523
      Contributed services from management            190,000         190,000
      Contributed services from related party               -          26,000
      Services contributed to related party           (33,396)        (21,620)
      Deferred income taxes                           (27,362)              -
      Other                                           (13,206)              -
      Changes in:
        Accounts receivable                            69,750         254,882
        Interest receivable                          (104,529)        (86,001)
        Prepaid expenses and other current assets      21,051          12,293
        Other assets                                  (59,176)              -
        Accrued expenses                             (513,319)        476,762
        Accounts payable                             (303,737)         74,003
        Income taxes payable                          141,156               -
        Deferred revenue                              (15,138)              -
                                                  -----------     -----------
        Net cash used in operating activities        (554,315)       (485,584)
                                                  -----------     -----------
Cash flows from investing activities:
       Cash paid for acquisitions,
         net of cash acquired                      (2,540,518)     (1,482,148)
       Purchases of property and equipment            (72,354)              -
       Capitalization of software
         development costs                                  -        (198,919)
       Investments in affiliate companies             (50,000)       (781,846)
       Due from employees                              18,453         (78,858)
       Collection of notes receivable                 463,081         238,531
                                                   -----------     -----------
       Net cash used in investing activities       (2,181,338)     (2,303,240)
                                                   -----------     -----------
Cash flows from financing activities:
       Sale and issuance of restricted
         common stock                                 280,000         500,000
       Issuance of notes payable, related party     3,075,000       1,500,000
       Capital lease payments                         (17,425)         (1,196)
                                                  -----------     -----------
       Net cash provided by financing activities    3,337,575       1,998,804
                                                  -----------     -----------
Net increase (decrease) in cash
   and cash equivalents                               601,922        (790,020)
Cash and cash equivalents, beginning of year          800,258       1,590,278
                                                  -----------     -----------
Cash and cash equivalents, end of year            $ 1,402,180     $   800,258
                                                  ===========     ===========
Interest paid                                     $   349,129     $         -
                                                  ===========     ===========
Income taxes paid                                 $    94,631     $         -
                                                  ===========     ===========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

                                    ZANETT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Business and Organization

Business

Zanett, Inc. is building an information technology ("IT") company based on a business model called the IT Commonwealth TM (the "Commonwealth"). It consists of IT services consultancies, each specializing in a core technology or vertical business segment, acquired and assembled into an organization of non-integrated, autonomous business units.

IT Commonwealth TM members ("Members" or "Commonwealth Members") provide core business services that help clients use technology to make business transactions more efficient, manage knowledge and information, or facilitate enterprise communications. Included among these services are IT systems planning and design, business process engineering, applications development, project and program management, and systems integration.

The Commonwealth's mission is to offer solutions that meet or exceed client expectations, are delivered on time and within budget, and achieve superior results.

Members can avail themselves of centralized corporate services, such as: legal support; financial and accounting assistance; human resource management support, and data network management and maintenance. By centralizing these functions, Members can focus on their core skill sets and achieve the highest possible standards of service quality.

Zanett was formed on October 30, 2000, pursuant to the recapitalization of and merger with BAB Holdings, Inc., a publicly Illinois corporation ("BAB"). Upon completion of the merger, BAB changed its name to Planet Zanett, Inc. Effective August 26, 2002, the Company changed its name to Zanett, Inc.

Initially, Zanett's approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective.

In early 2001, the Company saw market conditions shift to allow the acquisition of established IT operating companies at more reasonable cash flow based valuations. The Company thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held, specialty IT services firms.


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

Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The Company had an investment in one entity, Fanlink Networks, Inc., that was accounted for under the equity method during the years ended December 31, 2002 and 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the carrying value of investments in affiliates, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations, the carrying value of goodwill, percentage of completion estimates for revenue recognition under fixed fee professional service contracts and the realizability of deferred tax assets and liabilities.

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company's short term financial instruments consist of cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued expenses. The carrying amounts of all short term financial instruments at December 31, 2002 and 2001 approximate their fair values due to their short maturities.

The Company's carrying value of its investment in Applied Discovery is valued at its cost of $450,000. Based on a private placement completed by Applied Discovery in February 2002 and the related implied enterprise value of the company as of that date, management believes that the estimated fair value of our investment in this affiliate company exceeds its carrying value.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets.

Software development costs

The Company capitalizes the cost of computer software to be sold or otherwise marketed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, Computer Software to be Sold or Marketed ("SFAS 86"). Costs related to the conceptual formulation and design of software is expensed as product development. Costs incurred subsequent to the establishment of technical feasibility are capitalized. Capitalization of costs ceases when the product becomes available for general release to customers. Capitalized software costs are amortized over three years or the expected life of the product. Development costs in the amount of $198,919 were capitalized during 2001. No amounts were capitalized in 2002.

Goodwill

In connection with its acquisitions, Zanett allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair market value of the acquired company's tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, and long term contracts) and liabilities.

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective August 2001 the Company adopted SFAS No. 141 "Business Combinations" ("SFAS 141") and
SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has accounted for the acquisition of its majority interest in Globedrive.com, and its acquisitions of Back Bay Technologies, Inc. ("BBT") and Brandywine Computer Group, Inc. ("BCG") in accordance with the provisions of SFAS 141 and SFAS 142.

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment.
The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess.

Valuation of Investments in Affiliate Companies

Short-term investments, primarily loans, are carried at amortized cost, which approximates fair value.

Privately held securities of affiliate companies are valued at the lower of cost or fair value, as determined by management. The fair value of private securities is adjusted to reflect: (1) meaningful third-party transactions in the private market, or, (2) significant progress or slippage in the development of the portfolio company's business such that cost is no longer reflective of fair value. It is possible that the estimated value may differ significantly from the amount that might ultimately be realized in the near term, and the difference could be material.

The Company's investments in affiliate companies involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

Long-Lived Assets

The Company reviews long-lived assets held and used in its business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company also reevaluates the periods of depreciation or amortization of long lived assets to determine whether the events or circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of the long-lived assets in relation to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition when indications of impairment are present. If it is determined that an impairment in value has occurred, the carrying value of the asset will be reduced to the present value of the expected future operating cash flows to the generated by the asset.
The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective January 1, 2002. Prior to the adoption of SFAS 144, the Company accounted for its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 established financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill for those assets to be held and used, and for the long lived assets and certain identifiable assets to be disposed of. SFAS 144 retains the fundamental principles of SFAS 121 for the recognition and measurement of impairment, but amends the accounting and reporting standards of assets to be disposed of. (See Notes 5 and 9)

Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the years ended December 31, 2002 and 2001.

On occasion, certain contracts may have substantive customer acceptance provisions. In such cases, revenue is recognized upon receipt of acceptance from the customer.

Unbilled revenue represents revenue for which services have been performed and costs incurred that have not yet been invoiced to the customer.

Amounts received prior to the performance of services under customer contracts are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of services and any amounts rebilled to clients are included in revenue during the period in which they are incurred.

Costs of Services

Costs of services includes salaries and related costs of consulting staff and outside contractors, as well as travel and related costs related to the provision of services at client locations. Additionally, the Company pays a referral fee on certain contracts that is included in costs of services. This fee is calculated as a percentage of service revenue billed to customers under the applicable contracts.

Stock-Based Compensation

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company applies SFAS No. 123, "Accounting for Stock Based Compensation and Related Interpretations" ("SFAS 123") for stock based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123 for employee stock arrangements.

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net loss and basic and diluted loss per common share for the years ended December 31, 2002 and 2001 would have been changed to the pro forma amounts shown below.

                                                     Year ended December 31,
                                                    --------------------------
                                                       2002           2001
                                                    -----------    -----------
Pro forma net loss:
   As reported                                      $(1,267,616)   (5,270,846)
   Add back: Stock based compensation expense for
     employees included in reported net loss            109,613       592,336
   Deduct: Stock based compensation expense
     determined under the fair value based method
     for all awards to employees                       (454,692)     (605,270)
                                                    -----------    -----------
   Pro forma after giving effect to SFAS 123         (1,612,695)   (5,283,780)
                                                    ===========    ===========
Basic and diluted loss per common share:
   As reported                                      $     (0.05)   $    (0.23)
   Add back: Stock based compensation expense for
     employees included in reported net loss                  -           0.03
   Deduct: Stock based compensation expense
     determined under the fair value based method
     for all awards to employees                          (0.01)        (0.03)
                                                    -----------    -----------
   Pro forma after giving effect to SFAS 123        $     (0.06)   $    (0.23)
                                                    ===========    ===========

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company did not have any components of comprehensive income other than net income in the years ended December 31, 2002 and 2001.

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

At December 31, 2001, the Company excluded 1,239,500 shares of restricted common stock from the computation of basic loss per share as they were subject to a repurchase feature. These restricted shares, as well as outstanding options to purchase 3,049,289 and 937,622 shares of common stock at December 31, 2002 and 2001, respectively, were excluded from the computation of diluted loss per share as they would be antidilutive.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), replaces the industry segment approach with the management segment approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company had two reportable segments in 2002 and 2001 (see Note 21).

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that cost associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions of this interpretation as required on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with
annual periods ending after December 15, 2002.   The Company applied the
required disclosure provisions of this interpretation as of December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company applied the required disclosure provisions of SFAS No. 148 as of December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on its consolidated financial position or results of operations.


3.       Acquisition Of Brandywine Computer Group, Inc.

On May 31, 2002, the Company acquired all of the outstanding capital stock of Brandywine Computer Group, Inc.

The total consideration payable by the Company to the BCG shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of BCG working capital at closing and future contingent consideration. The initial consideration of $2,750,876 in cash and 1,508,838 shares of the Company's $0.001 par value common stock ("Common Stock") was paid at closing. The shares issued at closing were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing. The initial consideration was decreased by $133,712, which is the amount that net working capital at closing was less than the benchmark level of working capital, in the amount of $1,247,643, to have been provided by BCG as of May 31, 2002.

The BCG shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing June 1, 2002 based upon BCG attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $764,132 in cash and the issuance of the number of shares of Common Stock determined by dividing $764,132 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the average closing price of the Common Stock for the three trading days immediately preceding the resolution of the contingency.

The maximum aggregate consideration payable to the BCG shareholders is approximately $10.7 million, of which approximately $6.1 million was paid at Closing as the initial consideration (as adjusted by the purchase price adjustment) and approximately $4.6 million may be paid as contingent consideration. The transaction costs associated with the acquisition of BCG were approximately $300,000.

The Common Stock issued or issuable to the BCG Shareholders pursuant to the merger agreement is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each BCG Shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The lock-up agreements also provide the BCG Shareholders with registration rights with respect to the Common Stock. On or after February 28, 2003, the BCG Shareholders have the right to request the Company to use its best efforts to effect a registration statement with the Securities and Exchange Commission covering the resale of the shares held by the BCG Shareholders.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal shareholder of the Company. The note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest beginning August 31, 2002, at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

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

The results of operations of BCG are consolidated with the results of operations of the Company for the period subsequent to the acquisition date of May 31, 2002.

The components of purchase price included herein do not reflect any contingent consideration that may be paid in the future. The actual amount of future consideration, if any, will be recognized as an adjustment to goodwill in the period in which the contingency is resolved.

The allocation of the initial purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities.

The following table sets forth the components of the purchase price as of December 31, 2002:

               Cash paid                                     $2,750,876
               Common stock issued                            3,420,033
               Purchase price adjustment                       (133,712)
               Transaction costs                                299,715
                                                             ----------
               Total initial purchase price                  $6,336,912
                                                             ==========

The following table provides the estimated fair value of the acquired assets and liabilities assumed based upon BCG's May 31, 2002 balance sheet:

               Current assets                                $2,130,672
               Property and equipment                           103,774
               Other assets                                       3,400
               Liabilities assumed, current                  (1,028,423)
                                                             ----------
               Fair value of net assets acquired              1,209,423
                                                             ----------
               Cost in excess of fair value of
                  net assets acquired                         5,127,489
               Deferred tax effect on purchase accounting        72,223
                                                             ----------
               Recorded goodwill                              5,199,712
                                                             ----------
               Total estimated fair value of net
                  assets acquired and recorded goodwill      $6,409,135
                                                             ==========


4.       Acquisition Of Back Bay Technologies

On December 7, 2001, the Company acquired its first IT Commonwealth TM Member when it acquired all of the outstanding capital stock of Back Bay Technologies, Inc., ("BBT").

The maximum aggregate consideration payable by the Company to the BBT shareholders is $2,750,000 in cash and 1,625,000 shares of the Company's Common Stock. Initial consideration of $1,500,000 in cash and 1,000,000 shares of Common Stock, valued at $2,290,000, was paid to the BBT shareholders at closing. The value of the Common Stock issued at closing was determined based on the average closing price of the Common Stock for the three trading days immediately preceding the closing. In addition, all outstanding options to purchase BBT common stock were exchanged, pursuant to the merger agreement, for options to purchase 476,088 shares of Common Stock of the Company. The options have varying exercise prices and vesting periods. The Company valued such stock options using the Black-Scholes pricing model at approximately $914,400, of which approximately $853,400 was included in the purchase price and approximately $61,000 was attributed to deferred compensation for future services. During 2002, the Company recognized $19,164 of stock based compensation expense related to these options.

The Black-Scholes option pricing calculations were prepared based on the following weighted average assumptions:

       Volatility                                   73%
       Expected life                            5 years
       Risk free interest rate                     4.5%
       Dividend rate                                  -

As part of the maximum aggregate consideration, the BBT shareholders are eligible to receive additional consideration in each of the three successive annual periods commencing January 1, 2002 based upon BBT attaining specified earnings targets in each period. This contingent consideration consists of a maximum payment of $416,667 in cash in each period and the issuance of a maximum of 208,333 shares of Common Stock in each period. No contingent consideration will be paid to the BBT shareholders if BBT's earnings before interest, taxes, depreciation and amortization, ("EBITDA"), as defined in the BBT merger Agreement, is less than $700,000 during the respective annual period. The maximum contingent consideration will be paid if BBT's EBITDA equals or exceeds $1,000,000 during the respective annual period. In the event that any contingent consideration is paid to the BBT shareholders, the value of such consideration will be added to the goodwill previously recorded at the date of the acquisition. The value of any contingent shares will be determined based on the average closing price of the Company's Common Stock for the three trading days immediately preceding the resolution of the contingency.

Based on BBT's performance during the year ended December 31, 2002, contingent consideration of $380,000 to be paid in cash and 190,000 shares of Common Stock valued at $399,000 was recognized at December 31, 2002. This was recorded as other current liabilities and increased goodwill by $779,000.

The Common Stock issued or issuable to the BBT shareholders pursuant to the BBT Merger Agreement, as well as Common Stock issuable pursuant to the exercise of stock options granted to the BBT employees after the consummation of the merger, is subject to certain transfer restrictions until November 1, 2005. A portion of the Shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal shareholder of the Company. The note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

The following table sets forth the components of the purchase price as of December 31, 2002:

     Initial Cash paid                            $1,500,000
     Value of initial common stock issued          2,290,000
     Value of stock options issued                   853,400
     Contingent cash consideration                   380,000
     Value of contingent stock consideration         399,000
     Transaction costs                               288,163
                                                  ----------
     Total purchase price                         $5,710,563
                                                  ==========

The following table provides the fair value of the acquired assets and liabilities assumed at December 7, 2001:

     Current assets                               $  767,986
     Property and equipment                          102,487
     Other assets                                      3,813
     Liabilities assumed, current                   (408,856)
     Liabilities assumed, long term                  (16,569)
                                                  ----------
Fair value of net assets acquired                    448,861
                                                  ----------
Cost in excess of fair value of
  net assets acquired                              5,261,702
Deferred taxes resulting from
  the acquisition                                     69,276
                                                  ----------
Recorded goodwill                                  5,330,978
                                                  ----------
Total fair value of net assets acquired
   and recorded goodwill                          $5,779,839
                                                  ==========


5.     Acquisition of Majority Interest

On August 31, 2001, the Company invested an additional $84,600 in GlobeDrive.com, Inc. ("GlobeDrive"). This investment resulted in the Company's ownership interest increasing from 27% to 55%. Prior to this investment, GlobeDrive's results of operations had been accounted for under the equity method. In accordance with the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements, the results of operations of GlobeDrive have been reflected in the Company's consolidated results of operations for the year ended December 31, 2001 as if the majority interest in GlobeDrive had been acquired at January 1, 2001. Pre-acquisition losses not allocable to the Company have been included in minority interest in the consolidated statement of operations. Losses attributable to minority interests subsequent to the August 31, 2001 acquisition date are also reflected in minority interests.

The Company's investment in GlobeDrive during August 2001 was at a significantly lower valuation than its prior investment, in the amount of $900,000, made in April 2001. The general decline in the valuations of technology companies coupled with the difficulty in raising additional capital for development stage ventures enabled the Company to obtain a greater percentage ownership for its subsequent round of financial support. As a result of the difference in valuations, the Company recognized an impairment loss of $724,951 related to the carrying value of its prior investment during the year ended December 31, 2001.

The Company invested an additional $60,000 in GlobeDrive during the fourth quarter of 2001, and an additional $66,000 during the first quarter of 2002. At December 31, 2001, the Company's ownership interest in GlobeDrive was 58%, which decreased to 51% during 2002. GlobeDrive ceased operations during the second quarter of 2002 and the Company wrote off substantially all of GlobeDrive's remaining assets, in the amount of $58,978, at that time.


6.       Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of BBT and BCG had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.
                                      Year ended December 31,
                                  ------------------------------
                                     2002                2001
                                  -----------        -----------
Revenue                           $13,883,553        $14,183,788
Net loss                          $  (757,294)       $(3,101,207)
Basic and diluted loss
  per common share                $     (0.03)       $     (0.12)


7.       Goodwill

The changes in the carrying amount of goodwill for the years ended
December 31, 2002 and 2001, all of which relates to the IT
Services segment, were as follows:
                                                     2002           2001
                                                   -----------   -----------
Balance at January 1                               $ 4,629,977   $         -
Goodwill acquired - BBT                                      -     4,629,977
Goodwill acquired - BCG                              5,199,712             -
Adjustment to BBT transaction costs                     18,163             -
Adjustment to BBT deferred income taxes                (96,162)            -
Contingent consideration - BBT                         779,000             -
                                                   -----------   -----------
Balance at December 31                             $10,530,690   $ 4,629,977
                                                   ===========   ===========

In accordance with the provisions of SFAS No. 142, goodwill from the acquisitions of BBT and BCG has not been amortized. The Company performed its annual test for impairment as of October 1 upon completing its annual budgeting process and concluded that there was no goodwill impairment as of this date. The Company's reporting units utilized for evaluating the recoverability of goodwill are its wholly owned subsidiaries, BBT and BCG.

During 2001, equity method goodwill related to the Development segment's investment in GlobeDrive was amortized. A reconciliation to present the impact on historical earnings for goodwill amortization expense is presented below.

                                                  2002            2001
                                              -----------     -----------
Reported net loss                             $(1,267,616)    $(5,270,846)
Add back: Goodwill amortization                         -          88,048
                                              -----------     -----------
Adjusted net loss                             $(1,267,616)    $(5,182,798)
                                              ===========     ===========

Basic and diluted loss per share:
Reported net loss per share                   $     (0.05)    $     (0.23)
Add back: Goodwill amortization                         -            0.01
                                              -----------     -----------
Adjusted net loss per share                   $     (0.05)    $     (0.22)
                                              ===========     ===========


8.       Investments in Affiliate Companies

Investments in affiliate companies consist of the following at December 31, 2002 and 2001.
                                                       December 31,
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------
       Applied Discovery, Inc.                   $  450,000    $  450,000
       Fanlink Networks, Inc.                             -        79,419
       InfoDream Corporation                              -       161,850
                                                 ----------    ----------
       Investments, net                             450,000    $  691,269
                                                 ==========    ==========


9.       Impairment of Investments

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

During 2001, the Company recorded impairment charges in the amount of $2,392,079 related to its investments in and loans to affiliate companies. During 2002, the Company recorded impairment charges in the amount of $286,432 related to the balance of its investments in Fanlink Networks, Inc., and InfoDream Corporation, as they effectively ceased operations during the year. Details of these impairment charges are presented below.

       Affiliate                                    2002            2001
       ---------                                 ----------     ----------
       WorldWideWebInstitute.com, Inc.           $        -     $  265,000
       IJE, Inc.                                          -        500,000
       Fanlink Networks, Inc.                        74,582        778,978
       GlobeDrive.com, Inc.                               -        724,951
       RecruitmentBox.com, Inc.                           -         23,150
       Failsafe, Inc.                                     -        100,000
       InfoDream Corporation                        211,850              -
                                                 ----------     ----------
       Total                                     $  286,432     $2,392,079
                                                 ==========     ==========

The Company wrote-off the balance of its investments in WorldWideWeb Insititute.com, Inc., ("WWWI") and Failsafe, Inc., as they ceased operations during 2001. The Company recorded impairment charges related to its investments in IJE, Inc., and RecruitmentBox.com, Inc., due to the inability of the management of these two companies to make any significant progress in the execution of their business plans.

The impairment charges recognized in 2001, related to the Company's investments in Fanlink Networks, Inc., and GlobeDrive, were the result of significant decreases in the valuation of these affiliates based on the Company's subsequent investments in them during the year.

10.      Restricted stock issuances and non-cash compensation

In October 2000, the Company issued 1,450,000 shares of restricted Common Stock at $1.00 per share to business associates in contemplation of their efforts in assisting the Company to develop its business. The Company was issued non-recourse notes as payment for this restricted Common Stock in the aggregate amount of $1,450,000. The notes accrued interest at 6.09% per annum and mature on October 31, 2005. The stock served as collateral for the notes.

Of the 1,450,000 shares, 250,000 shares vested immediately and 1,200,000 were subject to a repurchase feature that lapsed over five years. The repurchase feature allowed the Company under certain circumstances to repurchase any of the shares, at their issue price of $1.00 per share, for which the repurchase feature had not expired. Of these 1,200,000 shares, the Company's repurchase option expired on 90,000 shares in 2001 and on an additional 75,000 shares in 2002.

On March 31, 2002, the Company entered into a separation agreement with one individual under which it waived its right to repurchase 120,000 shares still subject to the repurchase feature and exercised its right to repurchase 150,000 shares of restricted Common Stock previously issued to the individual. Under SFAS 123, modification of the right to repurchase 120,000 shares resulted in the recognition of a non-cash stock compensation charge of $59,732 that had previously been deferred, while the repurchase of the 150,000 shares resulted in a reduction in non-cash stock compensation of $(84,335).

On August 30, 2002, the Company entered into agreements with each of the business associates to repurchase the remaining 1,300,000 outstanding shares of restricted Common Stock by forgiving the underlying non-recourse notes in the aggregate amount of $1,300,000 and $147,176 of unpaid accrued interest on these notes and issued options to purchase 1,300,000 shares of the Company's Common Stock. All options granted were fully vested upon issuance and are not subject to any repurchase or cancellation provisions. Any Common Stock issued from the exercise of these options are subject to the terms and condition of the existing lock-up agreements with these business associates.

Of the 1,300,000 options granted, 1,150,000 have an exercise price of $2.00 per share and 150,000 have an exercise price of $1.37 per share. As a result of this transaction, the Company recorded a non-cash stock compensation charge of $431,149, which included the write-off of the $147,176 balance of accrued interest on the non-recourse notes.

Prior to being retired on August 30, 2002, the restricted Common Stock was issued subject to non-recourse notes and, therefore, was accounted for in a manner similar to stock options. Compensation expense was determined in accordance with SFAS No. 123 as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock was charged to operations over the five-year period over which the Company's repurchase option expires. During the eight-month period prior to the repurchase of these shares on August 30, 2002, the Company recognized non-cash compensation expense of $206,183 related to these restricted stock issuances. For the year ended December 31, 2001, the Company recognized non-cash compensation expense of $289,903 related to these restricted stock issuances. At December 31, 2001, the unamortized deferred compensation expense attributable to these restricted stock issuances was $554,423. As discussed above, these restricted shares and non-recourse notes were canceled in the third quarter of 2002; therefore, there was no deferred compensation at December 31, 2002.

On January 4, 2001 the Company issued 25,000 shares of Common Stock for legal services. The stock was subject to a restriction that prohibited its sale for twelve months. The Company recorded a legal expense of $92,000 in 2001 related to this stock grant.

In April 2002, the Company issued 28,666 shares of common stock for public relations services. The shares were subject to a restriction that prohibits their sale for twelve months. The Company recorded a non-cash charge of $61,632 related to this stock grant during the year ended December 31, 2002. Additionally, a stockholder of the Company transferred 57,000 shares of the Company's Common Stock owned by such stockholder to the same public relations firms for no consideration. As a result of such transfer the Company recorded a non-cash charge of $122,550 related to this stock transfer during the year ended December 31, 2002.

In August 2002, the Company issued 16,666 options to purchase the Company's Common Stock to extend the services agreement with one of the public relations firms discussed above for an additional three month period. These options were issued with an exercise price of $2.00 per share, which resulted in a stock compensation charge of $9,416 during the year ended December 31, 2002.

In August 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. In exchange for these services, the Company issued the firm 18,000 shares of restricted Common Stock and granted options to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share and options to purchase 50,000 shares of Common Stock at an exercise price of $3.50 per share. During 2002, the Company recorded a stock compensation expense of $18,153. At December 31, 2002, the unamortized deferred compensation balance associated with the issuance of the restricted stock and options was $68,981. This balance is being amortized over the two year term of the contract.

During 2002 and 2001, the Company issued restricted Common Stock to two executives in exchange for full recourse notes. (See Note 12).


11.      Stock Issued For Investment and Future Services

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

Compensation for the future services has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Consulting services expense has been charged to operations since the issuance of these shares. However, with the Company's waiver of future services and the repurchase feature on the remaining shares, no future charges will be incurred after the second quarter of 2002. During the year ended December 31, 2002, the Company recognized non-cash compensation expense of $26,510. Due to a decline in the value of the Company's common stock during 2001, no compensation expense was recorded for the year ended December 31, 2001. At December 31, 2002 and 2001, there was no unamortized deferred compensation expense attributable to these restricted stock issuances.


12.      Employee Loans

Pursuant to a former employee's employment arrangement, the individual was allowed to co-invest in certain investments made by the Company. The Company was required to loan this employee the funds necessary to make any investment under this arrangement. The investment amount could not exceed 10% of the Company's aggregate investments in 2001, 20% in 2002, 30% in 2003, and 40% in 2004. The loans bear interest at a rate of 6-1/4% per annum. Upon the liquidation of the investment, the loan is repayable with interest to the Company. The remaining investment gain attributable to the employee's ownership interests is to be distributed to the employee. Interest on the loan will cease to accrue if it is established that there will be no gain on the investment. At that point, the loan together with any outstanding interest would be forgiven in an amount equal to the excess of such principal and interest over the value, if any, of the investment, and charged to operations as compensation expense.

At December 31, 2002 and 2001, the Company had loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans and accrued interest during 2001 in the aggregate amount of $183,588, and an additional provision of $59,757 in 2002. The aggregate net carrying value of these loans at December 31, 2002, was $50,000.

On September 7, 2001 the Company issued 569,397 shares of restricted Common Stock to two of its executive officers at $1.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory
notes by the officers as payment for this restricted stock.   The notes mature
November 1, 2005, and bear interest, payable at maturity, at 5% per annum. The notes are secured by the Common Stock pursuant to stock pledge agreements. This transaction resulted in non-cash stock compensation expense of $569,397 in the year ended December 31, 2001.

On January 27, 2002, the Company issued 480,000 shares of restricted Common Stock to two of its executive officers, at $2.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes for $960,000 by the officers as payment for this restricted Common Stock. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum and are secured by the Common Stock. The Company recorded non-cash compensation expense in 2002 in the amount of $48,000 for these restricted stock issuances.

On June 4, 2002, the Company issued 55,018 shares of restricted Common Stock to one of its executive officers at the market price of $2.15 per share. The shares were fully vested upon issuance. The Company was issued a full recourse promissory note in the amount of $118,289 by the officer as payment for this restricted common stock. The note matures on November 1, 2005 and bears interest, payable at maturity, at 5% per annum and is secured by the Common Stock. Since the Common Stock was issued at the then market price, the Company did not record any stock compensation expense related to this issuance.

Notes issued by the two executives for the purchase of the Company's Common Stock, as detailed above, are reflected as a reduction of stockholders' equity on the accompanying balance sheets.


13.      Concentration of Credit Risk

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

For the year ended December 31, 2002, the Company had three customers that accounted for approximately 20%, 17% and 12% of total revenue. For the year ended December 31, 2001, the Company had three customers that accounted for approximately 42%, 28% and 13% of total revenue.

At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable. At December 31, 2001, the Company had two customers that accounted for 48% and 42% of accounts receivable.


14.      Property and Equipment

Property and equipment consisted of the following at December 31, 2002 and 2001.

                                         Estimated         December 31,
                                           Useful      ---------------------
                                           Lives         2002       2001
                                         ---------     ---------   ---------
           Computer equipment            3 years       $ 220,108   $  77,850
           Furniture and fixtures        5 years          59,959      26,088
                                                       ---------   ---------
                                                         280,067     103,938
           Less accumulated depreciation
              and amortization                           (86,049)     (1,354)
                                                       ---------   ---------
           Property and equipment, net                 $ 194,018   $ 102,584
                                                       =========   =========

At December 31, 2002 and 2001, equipment acquired under capital leases consisted of computer equipment with a cost basis of $28,747. Depreciation and amortization expense includes the amortization of assets acquired pursuant to capital leases.


15.      Accrued Expenses

Accrued expenses were comprised of the following at December 31, 2002 and
2001:
                                               2002           2001
                                            ----------     ---------
BBT transaction costs                       $   90,891     $ 270,000
BCG transaction costs                          148,962             -
Professional fees                              215,925       427,414
Employee compensation
  and commissions                              362,548       243,106
Interest payable                                28,187        10,849
Accrued referral fees                          157,613             -
Other                                           60,886        46,256
                                            ----------     ---------
Total accrued expenses                      $1,065,012     $ 997,625
                                            ==========     =========

16.      Commitments and contingencies

In February 2000, Zanett filed an action against Immunomedics, Inc. in the federal district court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics has asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration for the court's order, which was granted on June 12, 2002. The parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion seeking to dismiss the complaint and granted the Company's motion dismissing the counterclaim. A trial date for the Company's claim has not been set. The Company does not believe that the ultimate outcome of this actions will have a material adverse effect on its financial position or results of operations.

BCG leases its main office space under a non-cancelable operating lease that expires on January 31, 2005. The Company has no other non-cancelable operating leases with future lease payments extending beyond one year. The BCG lease calls for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2002 future minimum lease payments under the non-cancelable BCG operating lease are as follows:

               Year ending
               December 31,                Amount
               ------------              ---------
                  2003                   $  43,316
                  2004                      44,826
                  2005                       3,746
                                         ---------
                  Total                  $  91,888
                                         =========

Total rent expense under the BCG office lease amounted to $10,984 for the period from BCG's acquisition to December 31, 2002.

The company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractible to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

17.      Capital Leases

The Company has acquired certain computer equipment under non-cancelable capital lease arrangements that expire on various dates through 2003. At December 31, 2002, the future minimum lease payments under these capital leases were as follows:

Year ending December 31, 2003                     18,027
Less amount representing interest                 (2,857)
                                                --------
Present value of minimum payments               $ 15,170
                                                ========
Assets and liabilities under capital leases are recorded at the present value of the minimum lease payments using their respective effective interest rates, which range from 12% to 16% per annum.


18.      Employee Benefit Plan

BBT and BCG have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the "BBT Benefit Plan" and "BCG Benefit Plan," respectively) and cover all employees of the respective subsidiaries meeting certain service requirements. Participants of both the BBT Benefit Plan and BCG Benefit Plan may contribute up to 8% of their gross wages, not to exceed, in any given year, a limitation set by the Internal Revenue Service regulations. The BBT Benefit Plan provides for mandatory matching contributions to be made by BBT to a maximum of 50% of the first 10% of the participants' compensation. The BCG Benefit Plan provides for employer contributions of 50% of each employees contributions up to a maximum matching contribution of 4% of an employee's annual salary. BBT may also make discretionary contributions to the BBT Benefit Plan. The amount contributed to the BBT Benefit Plan was approximately $77,000 for the year ended December 31, 2002 and $4,000 for the period from December 8, 2001 to December 31, 2001. The amount contributed to the BCG Benefit Plan was approximately $39,000 for the period from June 1, 2002 to December 31, 2002.


19.      Stock Based Compensation

In November 2001, the Company implemented the Zanett, Inc. Incentive Stock Plan (the "Stock Plan") to encourage participation in the ownership of the Company by employees, directors and consultants who render services to the Company. The plan provides for the grant of incentive stock options, stock awards, stock appreciation rights and direct purchases of Common Stock (collectively "Stock Rights"). The Board of Directors and management of the Company believe that the grant of Stock Rights will be a significant factor in the Company's growth and its ability to attract, retain and motivate qualified employees, directors and consultants. The Stock Plan gives broad powers to the Board of Directors to administer or to appoint a committee to administer, interpret and implement the Stock Plan, including authority to determine the terms and conditions for all grants of Stock Rights. The maximum number of common shares issuable under the Stock Plan is 5,000,000. During 2002 and 2001, the Company issued options to purchase 2,537,202 and 776,088 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2002, 2,212,298 common shares were available for future issuance under the Stock Plan. Options to purchase the Company's common stock issued to BAB, Inc. option holders as part of the merger and recapitalization in October 2000 are not covered by the Stock Plan. During 2002, options to purchase 425,535 shares of Common Stock were forfeited or expired unexercised.

The following tables present option activity and options outstanding and exercisable:

---------------------------------------------------------------
                                                      Weighted
                                                       average
                                                      exercise
                                           Shares       price
---------------------------------------------------------------
Outstanding, January 1, 2001               161,534     $  6.58
Acquisition of BBT                         476,088     $  0.71
Granted to directors                       300,000     $  2.00
Exercised                                        -     $     -
Forfeited                                        -     $     -
---------------------------------------------------------------
Outstanding, December 31, 2001             937,622     $  2.20
Granted to employees                     1,070,536     $  2.08
Granted to business associates           1,300,000     $  1.93
Granted to vendors                         166,666     $  2.75
Exercised                                        -     $     -
Forfeited/expired                         (425,535)    $  0.69
---------------------------------------------------------------
Outstanding, December 31, 2002           3,049,289     $  2.24
===============================================================

                                       Options Outstanding
                         ------------------------------------------------
                                    Weighted                                 Options Exercisable
                                     Average                             -----------------------------
                                   remaining            Weighted                         Weighted
Range of                        contractual life    average exercise                 average exercise
exercise price     Shares            (years)             price             Shares          price
--------------------------------------------------------------------------------------------------
$0.48 to $.096         39,566           9.00            $  0.88            15,698          $ 0.86
$1.25                  22,991           2.25               1.25            22,991            1.25
$1.38 to $1.91        221,039           8.00               1.53           178,733            1.44
$2.00               1,928,826           8.33               2.00         1,338,491            2.00
$2.02 to $2.24        563,036           9.40               2.14           150,036            2.22
$2.50 to $4.17        153,000           0.66               2.84           152,000            2.84
$6.37 to $7.50         83,331           2.71               7.14            83,331            7.14
$9.00                  37,500           3.08               9.00            37,500            9.00
--------------------------------------------------------------------------------------------------
                    3,049,289           7.86            $  2.24         1,978,780          $ 2.35
==================================================================================================

The Company applies the intrinsic value method of APB 25 and related interpretations in accounting for stock based compensation arrangements with employees. Accordingly, no compensation cost has been recognized for its stock options issued to employees where the exercise price per share was equal to or exceeded the fair market value of the Company's Common Stock at the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:
                                         2002           2001
                                     ------------    ------------
Risk-free interest rate                 3.5%            4.5%
Expected lives                       2 to 4 years    3 to 5 years
Expected volatility                      60%             75%
Expected dividend yield                   0%              0%


20.      Income taxes

The components of the provision for (benefit from) income taxes are as follows:

                                              Year Ended December 31,
                                              -----------------------
                                                 2002         2001
                                              ---------     ---------
Federal:
       Current                                $       -     $       -
       Deferred                                       -       (41,360)
                                              ---------     ---------
                                                      -       (41,360)
                                              ---------     ---------

State and local:
       Current                                  233,632             -
       Deferred                                 (27,362)            -
                                              ---------     ---------
                                                206,270             -
                                              ---------     ---------
Provision for/(Benefit from) income taxes     $ 206,270     $ (41,360)
                                              =========     =========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported income tax provision for (benefit from) is as follows:

                                                    Year Ended December 31,
                                                ----------------------------
                                                    2002             2001
                                                -----------      -----------
Tax Expense (Benefit) at U.S.
    Statutory Rate                              $  (360,858)     $(1,806,150)

State Income Taxes, Net of
    Federal Benefit                                 169,952         (531,221)

Change in Valuation Allowance                       395,381        2,294,774

Permanent items, net                                  1,795            1,237
                                                -----------       ----------
                                                $   206,270       $  (41,360)
                                                ===========       ==========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2002 and 2001 were as follows:

                                                          December 31,
                                                    ------------------------
                                                        2002         2001
                                                    -----------   ----------
Net operating loss carryforwards                    $   746,043   $  804,938
Capital losses in excess of capital gains               656,684            -
Reserves and other nondeductible accruals               490,766    1,185,989
Goodwill and equity in losses of affiliates             190,079      121,329
Non-deductible stock based compensation                 900,506      666,265
Tax/book basis difference in assets                     (27,883)     (25,645)
Change in method, due to acquisition                   (323,472)    (124,078)
                                                    -----------    ---------
Total deferred tax assets                             2,632,723    2,628,798
Less:  Valuation allowance                           (2,705,500)  (2,752,876)
                                                    -----------    ---------
Net deferred tax liability                          $   (72,777)   $(124,078)
                                                    ===========    =========

As of December 31, 2002 and 2001, the Company has net operating loss ("NOL") carryforwards of approximately $1,900,000 and $1,800,000, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in various years through 2022. The Company recorded a deferred tax liability related to the BBT and BCG acquisitions, which represents a required change in the method of accounting for these subsidiaries from the cash method to the accrual method. For federal tax purposes, the NOL carryforwards could be used to offset the change in method of accounting. For state tax purposes, because the Company files separate state returns for BBT and BCG, no NOL's are available to offset the change in accounting method.

As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income to utilize these losses in the future, management believes it was appropriate to establish a full valuation allowance to offset the gross deferred tax assets at December 31, 2002 and 2001.

The decrease in the valuation allowance from $2,752,876 at December 31, 2001 to $2,705,500 at December 31, 2002 differs from the component of the provision for income taxes of $395,381 related to the valuation allowance. This difference of $442,757 is primarily due to the recognition of the tax benefits by the Company through business combinations recorded through goodwill and a lowering of the effective tax rate from 44% to 40% based on actual tax returns filed for 2001.


21.      Segments

With the implementation of the IT Commonwealth TM strategy and acquisition of BBT and BCG, the Company operated in two segments during 2002 and 2001, as follows:

IT Services - Through its wholly-owned subsidiaries, BBT and BCG, the Company provides technology consulting services that include the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Development - The Company's Development segment made investments in concept and development stage IT hardware and software companies, providing
financial, managerial and business plan consulting services.   With the
implementation of the new IT Commonwealth TM strategy in 2001, the Company curtailed new primary investments in the affiliate companies that comprise the Development segment.

All of the Company's operations during 2002 and 2001 were in the United States and there were no inter-segment revenues or allocations of corporate costs to the segments during 2002 or 2001. The accounting policies for the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The Company measures operating performance based on EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization. The table below presents information about the reported segments for the years ended December 31, 2002 and 2001.

                                             2002
                          -------------------------------------------
                          IT Services     Development        Total
                          -----------     -----------     -----------
Revenue                   $10,527,790     $     2,000     $10,529,790
                          ===========     ===========     ===========
EBITDA                    $ 1,827,067     $  (350,569)    $ 1,476,498
                          ===========     ===========     ===========
Total Assets              $13,958,423     $   528,739     $14,487,162
                          ===========     ===========     ===========
                                             2001
                          -------------------------------------------
                          IT Services     Development        Total
                          -----------     -----------     -----------
Revenue                   $   339,726     $         -     $   339,726
                          ===========     ===========     ===========
EBITDA                    $    12,311     $(3,517,248)    $(3,504,937)
                          ===========     ===========     ===========
Total Assets              $ 5,533,604     $   905,255     $ 6,438,859
                          ===========     ===========     ===========

Total assets of the IT Services segment included goodwill of $10,530,690 and $4,629,977 at December 31, 2002 and 2001, respectively, related to the acquisitions of BBT and BCG. The Development segment had no recorded goodwill.

Specified items included in segment EBITDA for the year ended December 31, 2002 and 2001 are as follows:

                            IT Services     Development        Total
                            -----------     -----------     -----------
Equity in loss
  of investees     - 2002   $         -     $     4,836     $     4,836
                   - 2001   $         -     $   187,701     $   187,701
Non-cash stock
  compensation     - 2002   $    19,164     $    42,489     $    61,653
                   - 2001   $     1,694     $   311,148     $   311,148

Impairment charges - 2002   $         -     $   367,591     $   367,591
                   - 2001   $         -     $ 2,592,079     $ 2,592,079

A reconciliation of aggregate segment EBITDA to consolidated loss before income taxes is presented below. Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees for legal and audit services, state franchise taxes, insurance and other miscellaneous corporate administrative expenses.

                                                       2002         2001
                                                   -----------   -----------

EBITDA:
       Total reportable segments                   $ 1,476,494    (3,504,937)
       Unallocated corporate expenses               (2,243,906)   (1,964,827)
                                                   -----------   -----------
       Consolidated EBITDA                            (767,412)   (5,469,764)
Interest (expense)/income, net                        (180,245)      250,973
Depreciation and amortization                         (113,689)      (93,415)
                                                   -----------   -----------
Consolidated loss before income taxes as reported  $(1,061,346)  $(5,312,206)
                                                   ===========   ===========

<FN1>
A reconciliation of aggregate segment assets to reported assets is as follows:

                                                        2002          2001
                                                    -----------   -----------
Assets:
       Total reportable segments                    $14,487,162   $ 6,438,859
       Unallocated amounts:
            Interest receivable                          84,934       130,705
            Prepaid expenses                             75,000        70,834
            Notes receivable                            694,614     1,161,469
            Other assets                                 58,393             -
            Cash                                        148,557       483,598
                                                    -----------   -----------
Consolidated assets as reported                     $15,548,660   $ 8,285,465
                                                    ===========   ===========

22.      Contributed Services and Related Party Transactions

During 2002 and 2001, the Company recorded non-cash compensation expense in each year of $190,000 for the contributed services of two executive officers, who are also significant shareholders. The officers, pursuant to their respective employment arrangements, are each entitled to an annual salary of $95,000. To date the officers have contributed their services to the Company. Since the officers do not expect payment of such compensation, the value of such has been reflected as an increase to additional paid in capital.

During 2002 and 2001, the Company recorded general and administrative expenses in the amounts of $36,000 and $26,000 for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. Since the related party did not expect the Company to pay for such costs in 2001, additional paid in capital was increased by the amount of the contributed services. During 2002, the Company paid the related party for these services. If the Company had to procure such administrative services from an unrelated third party, it is likely that those services would cost more than the amounts allocated by the related party.

During 2002 and 2001, on a monthly basis, the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. Because of the common majority ownership, the Company did not expect to receive actual payment for these costs in 2001 and, therefore, considered the value of these services as a return of capital. During 2002, the Company had expected to be paid for these services; however, during the fourth quarter management decided to forgive the balance owed and considered the value of the services as a return of capital. At December 31, 2002 and 2001, additional paid in capital was reduced by $33,369 and $21,620, respectively, for such services.

In April 2001, the Company advanced $100,000 to InfoDream Corporation, which was subsequently converted into preferred stock of InfoDream. In November 2001, the Company advanced an additional $60,000 to InfoDream and in February 2002 the Company made a final advance of $50,000 to InfoDream. A director of the Company was the President and Chief Operating Officer and a shareholder of InfoDream at the time these investments were made. During 2002, InfoDream effectively ceased operations and the Company recorded an impairment charge of $211,850 related to its investment in InfoDream.

In December 2001, the Company issued a $1,500,000 promissory note to a principal shareholder of the Company to fund the cash portion of the acquisition of BBT. The note has a maturity date of December 31, 2004 and requires quarterly cash payments for interest beginning March 31, 2002, at the rate of 11% per annum.

In May 2002, the Company issued promissory notes aggregating $3,075,000 to the same principal shareholder of the Company to fund the cash portion of the acquisition of BCG and fund additional working capital requirements. The notes have a maturity date of May 31, 2005 and require quarterly cash payments for interest beginning August 31, 2002, at the rate of 11% per annum.


23.      Supplemental Non-Cash Disclosures to the Statement of Cash Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2002 and 2001:

                                                        2002           2001
                                                     ----------    ----------
Issuance of common stock for the
   acquisition of BBT                                $        -    $2,290,000
Issuance of stock options for the
   acquisition of BBT                                $        -    $  913,400
Issuance of common stock for the
   acquisition of BCG                                $3,420,033    $        -


24.      Line of Credit Arrangement

At December 31, 2002, BBT had a $250,000 line of credit that was secured by the assets of BBT. Amounts drawn down under this credit facility bear interest at a variable rate based on the prime rate, plus 1%. This facility replaced a $50,000 unsecured line of credit that BBT had as of December 31, There were no amounts outstanding under these lines at December 31, 2002 or 2001. The line has a one year term and is subject to renewal in April 2003. Interest expense related to outstanding balances under these credit facilities was $4,323 in 2002. No interest expense was incurred in 2001.


25.      Subsequent Events

On January 31, 2003, the Company acquired all of the outstanding capital stock of Paragon Dynamics, Inc. ("Paragon" or "PDI"). PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is currently engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.

The total consideration payable by the Company to the Paragon shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of Paragon working capital at Closing and future contingent consideration. The initial consideration of $1,200,000 in cash and 585,083 shares of the Company's Common Stock was paid at Closing. The Common Stock issued was valued at $1,205,271 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing. The initial consideration will be adjusted by the amount that net working capital at Closing was greater than or less than the benchmark level of working capital to have been provided by Paragon of $760,000 as of January 31, 2003.

The Paragon Shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing February 1, 2003 based upon Paragon attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $400,000 in cash and the issuance of the number of shares of Common Stock determined by dividing $400,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. The PDI Shareholders are also eligible to receive additional contingent consideration at the end of the period commencing February 1, 2003 and ending on January 31, 2006, based upon PDI attaining specified earnings targets for such period. This additional contingent consideration consists of the issuance of a number of shares of Common Stock determined by dividing $800,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for such period. For accounting purposes, the value of the Common Stock issued as contingent consideration for the performance periods will be determined based on the average closing price of the Common Stock for the three trading days immediately preceding the resolution of the contingencies.

The maximum aggregate consideration is approximately $5.6 million, of which approximately $2.4 million was paid at Closing as the initial consideration (as adjusted by the purchase price adjustment) and approximately $3.2 million may be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of Paragon will total approximately $300,000.

The Common Stock issued or issuable to the Paragon shareholders pursuant to the merger agreement is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each PDI Shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

In connection with the acquisition, PDI entered into employment agreements with the President and the Executive Vice-President of PDI. Pursuant to the employment agreements, each will be employed by PDI for a four-year period unless earlier terminated. The employment agreements provide for a market rate base annual salary and each may earn an annual performance bonus.
Should the employment of either executive be terminated, he will be entitled, under certain conditions, to receive specified severance benefits.

The results of operations of Paragon will be consolidated with the results of operations of the Company for all periods subsequent to the acquisition date of January 31, 2003.

The allocation of purchase price consideration to the acquired assets and assumed liabilities is based on preliminary estimates of the fair market value of the acquired assets and assumed liabilities and does not reflect any contingent consideration that may be paid in the future. The actual amount of future consideration will be recognized as an adjustment to goodwill in the period in which the contingency is resolved. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of Paragon.

The following table sets forth the components of the purchase price:

                 Cash paid                                   $1,200,000
                 Common stock issued                          1,205,271
                 Estimated transaction costs                    300,000
                                                             ----------
                 Total purchase price                        $2,705,271
                                                             ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon Paragon's January 31, 2002 balance sheet:

                 Current assets                                1,006,890
                 Property and equipment                           58,125
                 Other assets                                      5,038
                 Liabilities assumed, current                   (334,405)
                                                              ----------
                 Fair value of net assets acquired               735,648
                                                              ----------
                 Cost in excess of fair value of
                   net assets acquired                         1,969,623
                 Deferred tax effect on purchase accounting       32,000
                                                              ----------
                 Estimated goodwill                            2,001,623
                                                              ----------
                 Total estimated fair value of net
                   assets acquired and estimated goodwill     $2,737,271
                                                              ==========

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of BBT BCG and Paragon had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                      Year ended December 31,
                                  ------------------------------
                                     2002                2001
                                  -----------        -----------
Revenue                           $18,903,773        $18,358,271
Net loss                          $  (355,820)       $(3,138,465)
Basic and diluted loss
  per common share                $     (0.01)       $     (0.12)


26.      Quarterly Information (Unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented.

                           First       Second         Third         Fourth
                          Quarter      Quarter       Quarter        Quarter
                         ----------   ----------   -----------    -----------
2002
Services revenue, net    $1,373,325   $2,465,406   $ 3,827,784    $ 2,863,275
Operating income/(loss)  $ (894,653)  $   20,804   $  (110,799)   $  (196,724)
Net loss                 $ (745,091)  $   (2,922)  $  (158,001)   $  (361,601)
Loss per common share
   basic and diluted     $    (0.03)  $    (0.00)  $     (0.01)   $     (0.01)

2001
Services revenue, net    $        -   $       -    $         -    $   339,726
Operating loss           $ (453,487)  $ (375,262)  $(3,625,865)   $(1,106,878)
Net loss                 $ (453,487)  $ (384,027)  $(3,567,193)   $  (866,139)
Loss per common share
   basic and diluted     $    (0.02)  $    (0.02)  $     (0.15)   $     (0.04)

The operating loss in the first quarter of 2002 and the third quarter 2001 were significantly higher than in the other quarters of the respective years primarily due to charges related to the impairment of the Company's investments in affiliate companies, stock based compensation for Common Stock issued to corporate executives and the provision for the doubtful collection of employee notes.

The operating loss in the fourth quarter 2001 was also unusually high due to a charge for the impairment of capitalized software, as well as higher professional fees related to the year end audit and legal services related to the Immunomedics litigation.