Form 10KSB/A
period 2002-12-31
ZANETT INC
filed 2003-04-30
CIK 1133872

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-KSB/A
                                   -----------

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



Item 13. Exhibits List and Reports on Form 8-K

The following documents are filed as part of this Report:
Exhibits List and Reports on Form 8-K

(a)     Exhibits
Exhibit
Number      Document
-------     --------
2.1(2)   Agreement and Plan of Merger dated as of December 7, 2001 by and between Back Bay Technologies, Inc., Planet Zanett, Inc.,
         Planet Zanett Merger Sub BBT, Inc. and the Shareholders of Back Bay Technologies, Inc.
2.2(6)   Agreement and Plan of Merger dated as of May 31, 2002 by
         and between Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the Shareholders of Brandywine Computer Group, Inc.
2.3(8)   Agreement and Plan of Merger dated as of January 31, 2003 by and between Paragon Dynamics, Inc., Zanett, Inc., Zanett Merger Sub PDI, Inc. and the Shareholders of Paragon Dynamics, Inc.
3.1(5)   Certificate of Incorporation.
3.2(5)   Bylaws.
10.1(3) Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.2(3) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.3(3) Stockholders' Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.4(7) Stock Purchase Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.5(7) Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.6(7) Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.7(7) Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.
10.8(7) Zanett Stock Plan adopted by the Company's Board of Directors on November 15, 2001
10.9(7) Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.10(2) Promissory Note in the amount of $1,500,000 dated December 7, 2001 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.11(2) Employment Agreement dated as of December 7, 2001 by and between Back
         Bay Technologies, Inc. and Marc Maselli
10.12(2) Employment Agreement dated as of December 7, 2001 by and between Back
         Bay Technologies, Inc. and Curtis D. Stevenson
10.13(7) Convertible Promissory Note in the amount of $50,000 dated February
         15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.14 Promissory Note in the amount of $324,124 dated May 31, 2002 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.15(6) Promissory Note in the amount of $2,750,876 dated May 31, 2002 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.16(6) Employment Agreement dated as of May 31, 2002 by and between
         Brandywine Computer Group, Inc., and Scott Seagrave
10.17(6) Employment Agreement dated as of December 7, 2001 by and between
         Brandywine Computer Group, Inc., and Mary Seagrave
16.1(1) Letter from McEnerney, Brady & Company LLC dated March 8, 2001. 16.2(4) Letter from BDO Seidman, LLP dated August 6, 2001
21.1     Subsidiaries of Zanett, Inc.
99.1 Certification of financial statements by the Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of financial statements by the Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
99.3 Certification of financial statements by the Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
99.4 Certification of financial statements by the Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002


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

                                                              ZANETT, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY

                                                                           Notes

Receivable
                                      Common Stock          Paid-in       for
Stock        Deferred       Accumulated
                                     Shares     Amount      Capital
Subscriptions    Compensation      Deficit         Total
                                   ----------   -------    ----------    -------
------    ------------    -----------    ----------
Balance, January 1, 2001           24,232,052   $24,232    $9,887,497
$(1,450,000)     $(1,625,404)    $(1,111,356)   $5,724,969

Compensatory restricted
   common stock issued
   to non-employees                    25,000        25        91,975
-                -               -        92,000
Compensatory restricted
   common stock sold
   to employees                       569,397       569     1,138,225
(569,397)               -               -       569,397
Contributed services                        -         -       190,000
-                -               -       190,000
Issuance of common stock and
   options in connection
   with the BBT acquisition         1,000,000     1,000     3,203,400
-          (61,000)              -     3,143,400
Sale and issuance of
   restricted common stock            250,000       250       499,750
-                -               -       500,000
Adjustments to deferred
   compensation                             -         -      (781,078)
-        1,072,675               -       291,597
Contributed services from
   related party                            -         -        26,000
-                -               -        26,000
Services contributed to
   related party                            -         -       (21,620)
-                -               -       (21,620)
Net loss                                    -         -             -
-                -      (5,270,846)   (5,270,846)
                                  -----------   -------   -----------    -------
----    -------------     -----------    ----------
Balance, December 31, 2001         26,076,449   $26,076   $14,234,149
$(2,019,397)   $    (613,729)    $(6,382,202)   $5,244,897

Compensatory restricted
   common stock sold
   to employees                       535,018       535     1,125,754
(1,078,289)               -               -        48,000
Contributed services                        -         -       190,000
-                -               -       190,000
Services contributed to a
   related party                            -         -       (33,396)
-                -               -       (33,396)
Issuance of common stock in
   connection with the
   BCG acquisition                  1,508,838     1,509     3,418,524
-                -               -     3,420,033
Sale and issuance of
   restricted common stock            140,000       140       279,860
-                -               -       280,000
Adjustments to deferred
   compensation                             -         -        98,049
-          228,580               -       326,629
Compensatory restricted common
   stock and options issued to
   non-employees                       46,666        47       280,684
-          (79,873)              -       200,858
Repurchase of restricted stock
   and issuance of replacement
   options to business associates  (1,450,000)   (1,450)   (1,548,550)
1,450,000          359,370               -       259,370
Net loss                                    -         -             -
-                -      (1,267,616)   (1,267,616)
                                  -----------   -------   -----------    -------
----    -------------     -----------    ----------
Balance, December 31, 2002         26,856,971   $26,857   $18,045,074
$(1,647,686)   $    (105,652)    $(7,649,818)   $8,668,775
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
===============================================================

                                       Options Outstanding
                         ------------------------------------------------
                                    Weighted
Options Exercisable
                                     Average                             -------
----------------------
                                   remaining            Weighted
Weighted
Range of                        contractual life    average exercise
average exercise
exercise price     Shares            (years)             price
Shares          price
--------------------------------------------------------------------------------
------------------
$0.48 to $.096         39,566           9.00            $  0.88
15,698          $ 0.86
$1.25                  22,991           2.25               1.25
22,991            1.25
$1.38 to $1.91        221,039           8.00               1.53
178,733            1.44
$2.00               1,928,826           8.33               2.00
1,338,491            2.00
$2.02 to $2.24        563,036           9.40               2.14
150,036            2.22
$2.50 to $4.17        153,000           0.66               2.84
152,000            2.84
$6.37 to $7.50         83,331           2.71               7.14
83,331            7.14
$9.00                  37,500           3.08               9.00
37,500            9.00
--------------------------------------------------------------------------------
------------------
                    3,049,289           7.86            $  2.24
1,978,780          $ 2.35
================================================================================
==================

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