Form 10QSB
period 2003-03-31
ZANETT INC
filed 2003-05-15
CIK 1133872

United States
                        Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

       |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from __________ to ___________

                                     0-32315
                              ---------------------
                              (Commission File No.)

                                   ZANETT, INC.
                               -------------------
               (Exact Name of Registrant as specified in its charter)


          Delaware                                         56-43895
-------------------------------                       -------------------
State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)


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

Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         CLASS                       Outstanding at April 30, 2003
         -----                       -----------------------------
Common stock $.001 Par Value                  27,632,054

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of March 31, 2003
             (unaudited) and December 31, 2002                            1

         Condensed Consolidated Statements of Operations for the three
             months ended March 31, 2003 and 2002 (unaudited)             2

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2003 and 2002 (unaudited)             3

         Notes to Condensed Consolidated Financial Statements             4
             (unaudited)

Item 2 - Management's Discussion and Analysis                            22

Item 3 - Controls and Procedures                                         30

PART II   OTHER INFORMATION

Item 1 - Legal Proceedings.                                              30

Item 2 - Changes in Securities and Use of Proceeds.                      30

Item 3 - Defaults Upon Senior Securities.                                30

Item 4 - Submission of Matters to a Vote of Security Holders.            30

Item 5 - Other Information.                                              31

Item 6 - Exhibits and Reports on Form 8-K.                               31

Signature                                                                31

Internal Controls Certifications by Officers                             32

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                      Zanett, Inc.
                         Condensed Consolidated Balance Sheets
                                                              March 31,
                                                                2003           December 31,
                                                             (Unaudited)           2002
Assets                                                       ------------      ------------
Current assets:
       Cash and cash equivalents                            $ 1,148,110       $   1,402,180
       Accounts receivable                                    2,816,215           1,736,711
       Unbilled revenue                                         240,016             188,835
       Prepaid expenses and other current assets                270,725             132,143
                                                            -----------        ------------
              Total current assets                            4,475,066           3,459,869

Property and equipment, net                                     245,843             194,018
Loans receivable                                                594,614             694,614
Notes receivable, net                                            62,000              68,835
Interest receivable                                             109,435              88,058
Goodwill                                                     12,522,253          10,530,690
Investments                                                     450,000             450,000
Other assets                                                     46,734              62,576
                                                            -----------        ------------
              Total assets                                  $18,505,945        $ 15,548,660
                                                            ===========        ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $   530,507        $    231,770
       Accrued expenses                                       1,456,799           1,065,012
       Income taxes payable                                      29,009             141,156
       Other current liabilities                                126,668             779,000
       Deferred revenue                                         196,232                   -
       Deferred income taxes                                     28,521                   -
       Capital lease obligation                                   9,904              15,170
                                                            -----------        ------------
              Total current liabilities                       2,377,640           2,232,108

Note payable, related party                                   4,575,000           4,575,000
Long term debt                                                1,500,000                   -
Deferred income taxes                                            69,416              72,777
                                                            -----------        ------------
              Total liabilities                               8,522,056           6,879,885

Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                     -                   -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 27,632,054 and 26,856,971 shares
          issued and outstanding, respectively                   27,632              26,857
       Paid-in capital                                       19,637,330          18,045,074
       Notes receivable for stock subscriptions              (1,647,686)         (1,647,686)
       Deferred compensation                                    (79,920)           (105,652)
       Accumulated deficit                                   (7,953,467)         (7,649,818)
                                                            ------------       ------------
               Total stockholders' equity                      9,983,889          8,668,775
                                                            ------------       ------------

              Total liabilities and stockholders' equity     $18,505,945       $ 15,584,660
                                                            ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Zanett, Inc.
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2003            2002
                                                      -----------     ------------
Services revenue                                      $ 3,394,636     $  1,373,325
                                                      -----------     ------------

Operating expenses:
  Costs of services                                     2,235,116          921,833
  Selling and marketing                                   338,261           52,087
  General and administrative (including non-cash
    compensation and consulting expense of
    $14,492 and $402,103)                                 947,693          985,497
  Impairment charges                                            -          308,613
                                                      -----------     ------------
    Total operating expenses                            3,521,070        2,268,030
                                                      -----------     ------------
       Operating loss                                    (126,434)        (894,705)
                                                      -----------     ------------

Other (income)/expense:
  Interest income                                         (35,512)         (54,603)
  Interest expense                                        181,691           42,405
  Other income                                             (5,259)               -
                                                      -----------     ------------
    Total other (income)/expense                          140,920          (12,198)

Equity in losses of affiliates                                  -            4,836

Minority interest                                               -          113,891
                                                      -----------     ------------
Loss before income taxes                                 (267,354)        (773,452)

Income tax expense/(benefit)                               36,294          (28,360)
                                                      -----------     ------------
Net loss                                              $  (303,648)    $   (745,092)
                                                      ===========     ============
Weighted average shares outstanding                    27,485,783       25,223,782
                                                      ===========     ============
Loss per share (basic and diluted)                    $     (0.01)    $      (0.03)
                                                      ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  -----------      -----------
Cash flows from operating activities:
Net loss                                                          $  (303,648)      $ (745,092)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                37,494           22,690
          Stock based compensation and services                        14,492          402,103
          Provision for doubtful notes from employee                        -           29,679
          Impairment charges                                                -          308,613
          Minority interest                                                 -         (113,891)
          Deferred income taxes                                        (6,840)         (41,360)
          Contributed services from management                              -           47,500
          Other                                                        (2,488)           4,836
          Changes in:
               Accounts receivable                                   (667,090)        (447,608)
               Unbilled revenue                                       357,314                -
               Interest receivable                                    (21,377)         (35,012)
               Prepaid expenses and other current assets             (109,332)           3,832
               Other assets                                            24,867                -
               Accrued expenses                                      (113,920)        (353,681)
               Accounts payable                                       293,140           98,249
               Income taxes payable                                  (112,147)               -
               Deferred revenue                                       141,204          (15,138)
                                                                  -----------       ----------
     Net cash used in operating activities                           (468,331)        (834,280)
                                                                  -----------       ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired              (1,119,501)               -
     Cash paid for contingent consideration related
       to the BBT acquisition                                        (253,332)               -
     Additions to property and equipment                               (7,640)         (17,960)
     Investments in affiliate companies                                     -          (50,000)
     Collection of notes receivable                                   100,000          122,227
                                                                  -----------       ----------
     Cash flows provided by/(used in) investing activities         (1,280,473)          54,267
                                                                  -----------       ----------
Cash flows from financing activities:
     Sale and issuance of restricted common stock                           -          100,000
     Issuance of long term debt                                     1,500,000                -
     Capital lease payments                                            (5,266)          (4,131)
                                                                  -----------       ----------
     Cash flows provided by financing activities                    1,494,734           95,869
                                                                  -----------       ----------
Net decrease in cash and cash equivalents                            (254,070)        (684,144)
Cash and cash equivalents, beginning of period                      1,402,180          800,258
                                                                  -----------       ----------
Cash and cash equivalents, end of period                          $ 1,148,110       $  116,114
                                                                  ===========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Zanett, Inc.
            Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.


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

In early 2001, the Company believed that market conditions change to allow for the acquisition of established IT operating companies at more reasonable cash flow based valuations. The Company thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held, specialty IT services firms.


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

Under the equity method of accounting, an investment's results of operations are not reflected within the Company's consolidated accounts; however the Company's share of net earnings or losses of the investment is reflected in the caption "equity in losses of affiliates" in the statement of operations. The Company had no investments accounted for under the equity method during the three months ended March 31, 2003. During the three months ended March 31, 2002 the Company had an investment in one entity, Fanlink Networks, Inc., that was accounted for under the equity method.

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

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, notes receivable, interest receivable, accounts payable and accrued expenses. The carrying amounts of all short-term financial instruments at March 31, 2003 and 2002 approximate their fair values due to their short maturities.

The Company's investment in Applied Discovery is valued at its cost of $450,000. Based on a private placement by Applied Discovery in February 2002 and the related implied enterprise value of the company as of that date, management estimates the value of the Company's investment in this affiliate company exceeds its carrying value.

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

Privately held securities of affiliate companies are valued at the lower of cost or fair value, as determined by management. The fair value of private securities is adjusted to reflect: (1) meaningful third party transactions in the private market, or, (2) significant progress or slippage in the development of the portfolio company' business such that cost is no longer reflective of fair value. It is possible that the estimated fair value may differ significantly from the amount that might ultimately be realized in the near term and the difference could be material.

The Company's investments in affiliate companies involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

The Company recorded impairment charges during the first quarter of 2002 in the amount of $74,583 for its investment in Fanlink Networks, Inc. and $211,849 for its investment in InfoDream Corporation. The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Fanlink and InfoDream ceased operations in 2002.

Long-Lived Assets

The Company reviews long-lived assets held and used in its business for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company also reevaluates the periods of depreciation or amortization of long-lived assets to determine whether the events or circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of the long-lived assets in relation to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition when indications of impairment are present. If it is determined that an impairment in value has occurred, the carrying value of the asset will be reduced to the present value of the expected future operating cash flows to be generated by the asset.

Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the three months ended March 31, 2003 and 2002.

On occasion, certain contracts may have substantive customer acceptance provisions. In such cases, revenue is recognized upon receipt of acceptance from the customer.

Unbilled revenue represents revenue for which services have been performed and costs incurred that have not yet been invoiced to the customer.

Amounts received prior to the performance of services under customer contracts are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.
Advances received for performance based incentives are deferred and recognized as a liability until there is sufficient information to determine contract performance. Incentive provisions that are determined solely by the U.S. government and subject to retroactive adjustment are deferred until evaluation of the Company's performance is completed.

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

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net loss and basic and diluted loss per common share for the three months ended March 31, 2003 and 2002 would have been changed to the pro forma amounts shown below.

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2003             2002
                                                 -----------      -----------
Pro forma net loss:
  As reported                                    $ (303,648)      $ (745,092)
  Add back: Stock based compensation expense
    for employees included in reported net loss       3,600           68,714
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (401,710)        (108,090)
                                                 ----------       ----------
  Pro forma after giving effect to SFAS 123      $ (701,758)      $ (784,468)
                                                 ==========       ==========
Basic and diluted loss per common share:
  As reported                                    $    (0.01)      $    (0.03)
  Add back: Stock based compensation expense
    for employees included in reported net loss           -                -
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees                (0.01)               -
                                                 ----------       ----------
   Pro forma after giving effect to SFAS 123     $    (0.02)      $    (0.03)
                                                 ==========       ==========

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

For the quarter ended March 31, 2002, Zanett excluded 1,206,000 shares of restricted common stock from the computation of basic loss per share as they were subject to a repurchase feature. The Company repurchased the restricted shares in August 2002 (See Note 8). These restricted shares, as well as outstanding options to purchase 946,526 shares of common stock at March 31, 2002, were excluded from the computation of diluted loss per share as they would be antidilutive. Additionally, outstanding options to purchase 3,572,554 of common stock at March 31, 2003 were excluded from the computation of diluted loss per share as they would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform with their current year presentation.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted this statement effective January 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that cost associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003. The adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of this interpretation on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods
ending after December 15, 2002.   The Company applied the required disclosure
provisions of this interpretation as of December 31, 2002. The adoption of the recognition and measurement provisions of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company applied the required disclosure provisions of SFAS No. 148 as of December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2003, The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The Company does not believe that the implementation of this standard will materially impact its financial position or results of operations.


Note 4.     Acquisition of Paragon Dynamics, Inc.

As part of the continued expansion of the IT Commonwealth, on January 31, 2003, the Company acquired all of the outstanding capital stock of Paragon Dynamics, Inc. ("Paragon" or "PDI"). PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is currently engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.

The total consideration payable by the Company to the Paragon shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of Paragon working capital at Closing and future contingent consideration. The initial consideration of $1,200,000 in cash and 585,083 shares of the Company's Common Stock was paid at Closing. The Common Stock issued was valued at $1,205,271 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing based on the fact that the merger was executed and closed on the same date. The initial consideration will be adjusted by the amount that net working capital at Closing was greater than or less than the benchmark level of working capital to have been provided by Paragon of $760,000 as of January 31, 2003.

The Paragon shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing February 1, 2003 based upon Paragon attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $400,000 in cash and the issuance of the number of shares of Common Stock determined by dividing $400,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. The PDI shareholders are also eligible to receive additional contingent consideration at the end of the period commencing February 1, 2003 and ending on January 31, 2006, based upon PDI attaining specified earnings targets for such period. This additional contingent consideration consists of the issuance of a number of shares of Common Stock determined by dividing $800,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for such period. For accounting purposes, the value of the Common Stock issued as contingent consideration for the performance periods will be determined based on the closing price of the Common Stock upon the resolution of the contingencies.

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

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a third party. The note has a maturity date of December 31, 2006 and requires quarterly cash payments for interest beginning March 31, 2003, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

The results of operations of Paragon have been consolidated with the results of operations of the Company subsequent to the acquisition date of January 31, 2003.

The components of purchase price included herein do not reflect any contingent consideration that may be paid in the future. The actual amount of future consideration, if any, will be recognized as an adjustment to goodwill in the period in which the contingency is resolved.

The preliminary allocation of the initial purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of Paragon. The following table sets forth the components of the purchase price as of March 31, 2003:

                 Cash paid                                   $1,200,000
                 Common stock issued                          1,205,271
                 Estimated transaction costs                    300,000
                                                             ----------
                 Total purchase price                        $2,705,271
                                                             ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon Paragon's January 31, 2003 balance sheet:

                 Current assets                               $1,006,890
                 Property and equipment                           83,179
                 Other assets                                      5,038
                 Liabilities assumed, current                   (349,399)
                                                              ----------
                 Fair value of net assets acquired               745,708
                                                              ----------
                 Cost in excess of fair value of
                   net assets acquired                         1,959,563
                 Deferred tax effect on purchase accounting       32,000
                                                              ----------
                 Estimated goodwill                            1,991,563
                                                              ----------
                 Total estimated fair value of net
                   assets acquired and estimated goodwill     $2,737,271
                                                              ==========

None of the goodwill associated with the acquisition of Paragon is expected to be deductible for tax purposes.


Note 5.     Acquisition Of Brandywine Computer Group, Inc.

On May 31, 2002, the Company acquired all of the outstanding capital stock of Brandywine Computer Group, Inc., ("BCG"). BCG provides technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. BCG's clients range from Fortune 500 companies to medium sized or "middle market" companies, with no specific industry or geographic concentration. BCG's ERP and supply chain implementations have historically been focused on the J. D. Edwards platform, but the ERP services have been expanded to include Microsoft Great Plains software as well. CRM implementations have typically used software from Siebel Systems.

The total consideration payable by the Company to the BCG shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of BCG working capital at closing and future contingent consideration. The initial consideration of $2,750,876 in cash and 1,508,838 shares of the Company's $0.001 par value common stock ("Common Stock") was paid at closing. The shares issued at closing were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was executed and closed on the same date. The initial consideration was decreased by $133,712, which is the amount that net working capital at closing was less than the benchmark level of working capital, in the amount of $1,247,643, to have been provided by BCG as of May 31, 2002.

The BCG shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing June 1, 2002 based upon BCG attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $764,132 in cash and the issuance of the number of shares of Common Stock determined by dividing $764,132 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the closing price of the Common Stock upon resolution of the contingency.

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

The results of operations of BCG are consolidated with the results of operations of the Company for the periods subsequent to the acquisition date of May 31, 2002.

The components of purchase price included herein do not reflect any contingent consideration that may be paid in the future. The actual amount of future consideration, if any, will be recognized as an adjustment to goodwill in the period in which the contingency is resolved.

The allocation of the initial purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities. The following table sets forth the components of the purchase price as of March 31, 2003:


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
                                                             ==========

None of the goodwill associated with the acquisition of BCG is expected to be deductible for tax purposes.


Note 6.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of BCG and Paragon had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                   Three months ended March 31,
                                  -------------------------------
                                     2003                2002
                                  -----------         -----------
Revenue                           $ 3,861,383         $ 4,671,453
Net loss                          $  (279,231)        $  (121,405)
Basic and diluted loss
  per common share                $     (0.01)        $         -


Note 7.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2003, was as follows:

                               Commercial IT    Government IT     Total
                               -------------    -------------    -----------
Balance at January 1, 2003      $10,530,690      $         -     $10,530,690
Goodwill acquired - Paragon               -        1,991,563       1,991,563
                                -----------      -----------     -----------
Balance at March 31, 2003       $10,530,690      $ 1,991,563     $12,522,253
                                ===========      ===========     ===========

Recorded goodwill from the acquisitions of BBT, BCG and PDI has not been amortized and no impairment losses have been recognized during the three months ended March 31, 2003 and 2002. The Company performs its annual testing for impairment of its goodwill as of October 1, after its annual forecasting process is completed.


Note 8.     Restricted Stock Issuances and Non-cash Compensation

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

On March 31, 2002, the Company entered into a separation agreement with one individual under which it waived its right to repurchase 120,000 shares still subject to the repurchase feature and exercised its right to repurchase 150,000 shares of stock previously issued to the individual. Under SFAS 123, the modification of the right to repurchase 120,000 shares resulted in an the recognition of a non-cash stock compensation charge of $59,732 that had previously been deferred, while the repurchase of the 150,000 shares resulted in a reduction in non-cash stock compensation of $(84,335).

On August 30, 2002, the Company entered into agreements with each of the business associates to repurchase the remaining 1,300,000 outstanding shares of restricted Common Stock by forgiving the underlying non-recourse notes in the aggregate amount of $1,300,000 and $147,176 of unpaid accrued interest on these notes and issued options to purchase 1,300,000 shares of the Company's Common Stock. All options granted were fully vested upon issuance and are not subject to any repurchase or cancellation provisions. Any Common Stock issued from the exercise of these options is subject to the terms and condition of the existing lock-up agreements with these business associates.

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

As discussed above, these restricted shares and non-recourse notes were canceled in the third quarter of 2002; therefore, there was no related stock based compensation expense in the first quarter of 2003 or deferred compensation balance at March 31, 2003 or December 31, 2002. During the three months ended March 31, 2002, the Company recognized non-cash compensation expense of $331,472 related to these restricted stock issuances.


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

At March 31, 2003, the Company had loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans and accrued interest. The aggregate net carrying value of these loans was $50,000 at March 31, 2003 and December 31, 2002.

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


Note 10.    Contributed Services and Related Party Transactions

The Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amount of $47,500 during the first quarter 2002. Since the officers did not expect payment of such compensation, the value of such was reflected as an increase to additional paid in capital. In 2003, these two officers began receiving cash compensation and no longer contribute their services.

During the three months ended March 31, 2003 and 2002, the Company recorded administrative expenses in the amount of $53,250 and $7,500, respectively, for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. The increase in these office costs during the first quarter of 2003 reflects the related party's estimate of the fair market value of the facilities and services provided. During the first quarter of 2002, the amount charged by the related party to the Company was below the estimated fair market value for these facilities and services.

On a monthly basis the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. During the three months ended March 31, 2002, the Company charged the related party $8,349 for such services. The officer no longer performs services for the related party and, therefore, the Company no longer charges the related party in 2003.

In February 2002, the Company advanced $50,000 to InfoDream, which, along with previous investments of $160,000 made in 2001, was subsequently converted into preferred stock. A director of the Company was the President, Chief Operating Officer and shareholder of InfoDream at the time the investments were made. InfoDream ceased operations and the Company wrote off its remaining investment in this business affiliate during the first quarter of 2002.


Note 11.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations, large United States defense contractors and the U.S. federal government agencies funding the overall contracts on which PDI works as a subcontractor. Receivables are stated at estimated net realizable value, which approximates fair value.

For the three months ended March 31, 2003, the Company had one customer that accounted for 14% of total revenue. For the quarter ended March 31, 2002, the Company had three customers that accounted for approximately 41%, 14% and 11% of total revenue.

At March 31, 2003, the Company had three customers that accounted for 18%, 17%, and 13% of accounts receivable. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable.

A significant majority of Paragon's revenue and receivables relate to the U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.


Note 12.    Commitments and Contingencies

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

At March 31, 2003, BBT had a $250,000 line of credit that was secured by the assets of BBT and Paragon has a $600,000 revolving credit line that was secured by the assets of Paragon. Amounts drawn down under both credit facilities bear interest at a variable rate based on the prime rate, plus 1%. Each line has a one-year term, with the BBT line subject to renewal in April 2003 and the Paragon line subject to renewal in August 2003. There were no amounts outstanding under these lines at March 31, 2003 or the BBT line at December 31, 2002. Interest expense related to outstanding balances under these credit facilities was $158 in the first quarter of 2003 and $1,155 in the first quarter of 2002 under the BBT line. In April 2003, BBT renewed its $250,000 line of credit for one year with no changes to its terms and conditions.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.


Note 13.    Segments

The Company acquired Paragon on January 31, 2003. Paragon generates most of its revenues as a subcontractor under U.S. Department of Defense contracts and is subject to significant federal government procurement regulations that do not apply to the other Commonwealth Members. As a result, Paragon is subject to a different regulatory environment and economic characteristics than the Company's Commercial IT segment. Accordingly, under SFAS No. 131, the Company is required to report Paragon as a separate segment. Therefore, during 2003 the Company has two operating segments, Commercial IT Services and Government IT Services.

During 2002, the Company reported two segments, IT Services and Development. However, with the write-off of the majority of its Development segment investments and the Company's intent to no longer make investments in the Development segment, the Company ceased operations of this segment at the end of 2002 and as of January 1, 2003, all remaining assets of the Development segment, with a carrying value of $450,000, were transferred to corporate. A summary description of the Company's segments in 2003 and 2002 is as follows:

Commercial IT Services - Through its wholly-owned subsidiaries, Back Bay Technologies, Inc., ("BBT") and BCG, the Company provides technology consulting services to large domestic companies that include the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Government IT Services - Through its wholly-owned subsidiary, Paragon, the Company provides technology consulting services to the U.S. federal government either as a direct contractor or as a subcontractor for large U.S. defense contractors. Paragon specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

Development - The Company's Development segment made investments in concept and development stage IT hardware and software companies during 2001 and early 2002, providing financial, managerial and business plan consulting
services.   With the implementation of the new IT Commonwealth TM strategy in
2001, the Company curtailed new primary investments. This segment ceased operations at the end of 2002.

There were no inter-segment revenues or allocations of corporate costs to the segments.

All of the Company's operations during the first quarter of 2003 and 2002 were in the United States. The table below presents information about the reported segments for the first quarter of 2003.

                    Commercial       Government
                    IT Services      IT Services         Total
                    -----------      -----------      -----------
Revenue             $ 2,429,457      $   965,179      $ 3,394,636
                    ===========      ===========      ===========
EBITDA              $   207,263      $   147,951      $   355,214
                    ===========      ===========      ===========
Total Assets        $13,573,928      $ 3,330,535
                    ===========      ===========

The table below presents revenue and EBITDA for the reported segments for the first quarter of 2002 and total assets as of December 31, 2002.

                    Commercial
                    IT Services      Development         Total
                    -----------      -----------      -----------
Revenue             $ 1,373,325      $    -           $ 1,373,325
                    ===========      ===========      ===========
EBITDA              $   145,492      $(  295,673)     $(  150,181)
                    ===========      ===========      ===========
Total Assets        $13,958,423      $   528,739
                    ===========      ===========

The Company measures operating performance based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate administrative expenses. A reconciliation of total segment EBITDA to consolidated pre-tax income is as follows:

                                              2003            2002
                                           ----------     -----------
EBITDA:
      Total reportable segments            $  355,214     $  (150,181)
      Unallocated corporate expenses         (438,895)       (612,779)
                                           ----------     -----------
      Consolidated EBITDA                     (83,681)       (762,960)
      Interest (expense)/income, net         (146,179)         12,198
      Depreciation and amortization           (37,494)        (22,690)
                                           ----------     -----------
Consolidated pre-tax loss as reported      $ (267,354)    $  (773,452)
                                           ==========     ===========

Note 14.    Subsequent Events

On April 22, 2003, the Company adopted an Amended and Restated Zanett Stock Plan that, subject to shareholder approval, increases the number of shares of the Company's common stock issuable under the plan from 5,000,000 shares to 7,000,000 shares.

The board of directors of the Company has authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding common stock. As of April 30, 2003, the Company had 27,632,054 shares of common stock outstanding. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The amount of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the stock, market conditions, and as the Company's management deems appropriate. The Company plans to finance the repurchase from internal cash flows. Repurchased shares will be used for general corporate purposes.


Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

This report contains certain forward-looking statements and information relating to Zanett, Inc. ("Zanett" or the "Company") and its wholly and majority-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

On January 31, 2003, the Company acquired all of the outstanding capital stock of Paragon Dynamics, Inc., ("Paragon" or "PDI"), which specializing in providing software and satellite engineering services for the U.S. Department of Defense. The initial consideration of $1,200,000 in cash and 585,083 shares of the Company's common stock valued at $1,205,271 was paid at closing. The Paragon shareholders are also eligible to receive contingent consideration in each of the thee successive annual periods commencing on February 1, 2003 based on Paragon attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of $400,000 in cash and the issuance of approximately $400,000 of the Company's common stock, determined based on the market value at the time the shares are issued. The shareholders are also eligible to receive additional contingent consideration consisting of the issuance of approximately $800,000 of the Company's common stock based on PDI achieving additional specified earnings target for the entire three-year performance period.

For the three months ended March 31, 2003, the Company recognized revenues of $3,394,636, and incurred an operating loss of $126,434, compared with revenue of $1,373,325 and an operating loss of $894,705 during the first quarter of 2002. The increase in revenue and lower operating loss in 2003 reflects the Company's progress in growing the IT Commonwealth TM with the acquisition of Brandywine Computer Group, Inc. ("BCG") in May 2002 and Paragon Dynamics, Inc. ("Paragon" or "PDI") in January 2003.

Additionally, in 2002 management took two actions that it believes will positively affect future operating results: the phase out of the Company's Development segment and the restructuring of certain stock compensation arrangements with business associates. These actions are expected to significantly reduce future impairment charges and non-cash stock compensation expenses. For the three months ended March 31, 2003, the Company recorded no impairment charges, compared with charges of $367,591 during the three months ended March 31, 2002. Non-cash stock based compensation expenses decreased to $14,492 during the first quarter of 2003 from $402,103 in the first quarter of 2002.

As a result, the Commercial IT Services segment and Government IT Services segment generated combined operating income of $318,502 for the first quarter of 2003, a 136% increase from the $134,986 reported by the Commercial IT Services segment for the first quarter of 2002. Furthermore, the Company generated an operating loss of $126,434 in 2003 compared with an operating loss of $894,705 in 2002. These results were achieved despite the generally depressed state of the IT industry sector and the economy as a whole.

The following is a reconciliation of Commonwealth operating income to the Company's consolidated operating loss.

                                          Three months ended March 31,
                                          ----------------------------
                                             2003             2002
                                          ----------       ----------
Operating Income:
----------------
Commercial IT Services segment            $  176,943       $  134,986
Government IT Services segment               141,559                -
                                          ----------       ----------
Total Commonwealth                           318,502          134,986
Development segment                                -         (416,912)
Corporate and other                         (444,936)        (612,779)
                                          ----------       ----------
Consolidated operating income             $ (126,434)      $ (894,705)
                                          ==========       ==========

The Company's operating results are more fully discussed under "Results of Operations" below.

Critical Accounting Policies and Significant Use of Estimates

There were no changes to the Company's critical accounting policies in the first quarter of 2003. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill. The following summarizes transactions incorporated in the Company's financial statements for the three months ended March 31, 2003 that required the use of significant estimates.

Allocation of Purchase Price - In connection with the acquisition of PDI, we allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total purchase price, management used the best information available to make certain assumptions in estimating the fair market value of PDI's tangible assets, intangible assets and liabilities.

Results of Operations

The Company had net services revenue of $3,394,636 during the first quarter of 2003 compared with $1,373,325 during the first quarter of 2002. This increase of $2,021,311, or 147%, relates to the growth of the IT Commonwealth from the acquisition of additional subsidiaries. During the first quarter of 2002 the Commonwealth was comprised only of Back Bay Technologies, Inc. ("BBT"), whereas the 2003 quarter included three months of BCG and two months of Paragon since its acquisition on January 31, 2003.

Costs of services consists primarily of salaries and related costs of consulting staff, fees paid to outside contractors engaged for specific client projects, travel related costs incurred to provide services at client locations and referral fees paid under a preferred partner agreement. Costs of services were $2,235,116 for the three months ended March 31, 2003, an increase of $1,313,283, or 142%, from $921,833 during the first quarter of 2002. This increase reflects the inclusion of BCG for the entire quarter and PDI for the two months since its acquisition, while the first quarter of 2002 included only the costs of BBT.

Selling and marketing expenses increased by $286,174 to $338,261 in the first quarter of 2003, compared with $52,087 in the first quarter of 2002. Selling and marketing expenses include sales compensation, commissions and travel and entertainment expenses, as well as the costs of marketing materials, and relate exclusively to the Commonwealth subsidiaries. The increase in selling and marketing expenses in the first quarter of 2003 reflects the acquisitions of BCG and Paragon.

General and administrative expenses were $947,693 in the first quarter of 2003, compared with $985,497 in the first quarter of 2002, representing a decrease of $37,804, or 4%. This decrease was attributable primarily to a decrease in stock based compensation expense of $387,611, which was partly offset by an increase in compensation expense of $192,982 and office related expenses of $100,081 resulting from the growth of the Commonwealth.

Stock based compensation was $14,492 in the first quarter of 2003, representing a decrease of $387,611, or 96%, from the $402,103 of expense recorded in the first quarter of 2002. During the three months ended March 31, 2003, the only stock based compensation expenses related to the amortization of deferred compensation associated with options issued to public relations firms in August 2002 for future services to be provided and options issued to certain BBT employees as part of the acquisition of BBT in December 2001. Stock based compensation expense for the first quarter of 2002 primarily related to restricted common stock that had been issued to executives at prices that were below the market price at issuance in January 2002 and restricted stock that was issued to certain non-employee business associates in exchange for non-recourse notes payable in October 2000. The notes payable from the business associates were non-recourse notes, which required the Company to account for the shares using the variable method of accounting for options. In August 2002, the restricted common stock held by the business associates was exchanged for options to purchase the Company's common stock and this exchange eliminated future stock based compensation charges. There were no issuances of restricted common stock to executives in 2003. Management expects stock based compensation expense to decrease significantly in 2003 and relate only to the continued amortization of deferred compensation related to shares and options issued to vendors for public relations services and to options issued to BBT employees at its date of acquisition.

Administrative employee compensation increased $192,982, or 59%, to $519,660 in the first quarter of 2003 from $326,678 in the first quarter 2002. Of this increase, $139,975 related to higher Commonwealth administrative compensation costs, which include three months of BCG and two months of PDI in the first quarter of 2003, and $53,007 represented higher corporate compensation expense in 2003 related the hiring of additional staff and annual salary increases.

Office related costs, which include rent, supplies, telecommunications and utilities expenses, increased $100,081, or $239%, to $142,030 in the first quarter of 2003 from $41,949 in the first quarter of 2002. Of this increase, $46,713 related to the expansion of the Commonwealth to include BCG and PDI and $53,368 represents higher headquarters office expense, primarily related to an increase in rent expense paid to a related party.

During the three month period ended March 31, 2003, the Company recorded no impairment charges. During the first quarter of 2002, the Company recorded impairment charges of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream, as well as $22,181 related to capitalized software of GlobeDrive. The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Fanlink, InfoDream and GlobeDrive all ceased operations in 2002.

Interest income decreased to $35,512 in the first quarter 2003 from $54,603 in the first quarter of 2002, representing a decrease of $19,091, or 35%.
This decrease was primarily due to lower interest rates and a reduction in the balance due on the BAB, Inc. note due to periodic principal payments.

Interest expense increased $139,286, or 328%, to $181,691 in the three months ended March 31, 2003 from $42,405 in the first quarter 2002. This increase related to the notes payable issued to one of the principal shareholders and other long-term debt that was issued to fund the cash portion of the purchase price paid to acquire the three Commonwealth subsidiaries. Total long-term debt increased to $6,075,000 at March 31, 2003 from $1,500,000 at March 31, 2002.

The Company recognized an income tax expense of $36,294 for the three months ended March 31, 2003, which relates to state income tax for states in which its operating subsidiaries are based. An income tax benefit of $28,360 was recognized in the first quarter of 2002, reflecting the reversal of a portion of the valuation reserve recorded for U.S. federal net operating loss carryforwards that were utilized to reduce taxable income associated with the acquisition of BBT.

As a result of the above, the Company's net loss decreased to $303,648 during the three months ended March 31, 2003 from $745,092 during the three months ended March 31, 2002.


Liquidity and Capital Resources

As of March 31, 2003, cash and cash equivalents totaled $1,148,110, representing a $254,070 decrease from the December 31, 2002 balance of $1,402,180. Cash used in operations was $468,331 during the first quarter of 2003, primarily reflecting the net loss of $243,648 and a $292,208 increase in working capital during the period. This compares to cash used in operating activities of $834,280 during the first quarter of 2002, mainly due to working capital increases. The Company's working capital increased by $869,665, or 71%, during the first quarter of 2003 from $1,227,761 at December 31, 2002 to $2,097,426 at March 31, 2003, primarily as a result of the Paragon acquisition.

Net cash used in investing activities of $1,280,473 in the first quarter of 2003 primarily relates to the acquisition of Paragon on January 31, 2003 and the payment of $253,332 of contingent consideration related to the BBT acquisition. This expenditure was partly offset by the collection of an additional $100,000 of principle on the BAB, Inc. note receivable.

The Company generated $1,494,734 of cash flow from financing activities in the first quarter of 2003, which mainly represented the borrowing of long-term debt of $1,500,000 to fund the acquisition of Paragon. The debt has a maturity date of December 31, 2006 and requires quarterly cash payments for interest beginning March 31, 2003, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

Management believes that the anticipated growth in operating cash flows from the Commonwealth and combined with continued efforts to limit corporate headcount and administrative costs, that the Company will generate sufficient cash from operations to satisfy existing operating cash needs and working capital requirements of the consolidated Company during 2003. The Company may continue to supplement these operating cash flows with periodic short-term borrowings and sales of restricted shares of the Company's Common Stock. BBT and Paragon maintain lines of credit of $250,000 and $600,000, respectively, to compensate for any short-term fluctuations in cash balances. Each line is renewable annually and bear interest at a variable rate based on the prime rate, plus 1%. There were no amounts outstanding under these lines at March 31, 2003.
Additionally, the Company will continue to compensate employees with equity incentives where possible and during 2003 will continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. The Company believes that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, in April 2003 the Company's Board of Directors authorized an increase in the number of equity securities that can be issued under its existing stock plan from 5,000,000 shares to 7,000,000 shares. While this increase allows management greater flexibility in its use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing shareholder.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that will allow the Company to repurchase up to 150,000 shares of its common stock from time to time in open market transactions.

During future quarters, the Company may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on the Company's operating needs and the cost to acquire new IT Commonwealth TM members. Zanett's ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on Zanett's capital structure or operating results.

During the first quarter of 2003, the Company's experienced the following changes in its financial commitments.

- The Company issued a note payable to a third party in the amount of $1,500,000 to fund the cash portion of the initial purchase consideration for the Paragon acquisition.

- As part of the Paragon acquisition, the Company has a commitment to pay aggregate contingent purchase consideration of $1,500,000 in cash and $1,500,000 in common stock in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 31, 2004, 2005 and 2006.

- The Company's consolidated subsidiary, Paragon, has a $600,000 line of credit that is secured by the assets of Paragon. There were no amounts outstanding under this facility at March 31, 2003.

- The Company paid the former shareholders of BBT contingent consideration of $253,332 in cash and 190,000 shares of common stock that was valued at $399,000, thus reducing the Company's potential financial commitment to the former BBT shareholders to $960,000 in cash and 416,666 shares of common stock.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted this statement effective January 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that cost associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003. The adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of this interpretation on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods
ending after December 15, 2002.   The Company applied the required disclosure
provisions of this interpretation as of December 31, 2002. The adoption of the recognition and measurement provisions of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company applied the required disclosure provisions of SFAS No. 148 as of December 31, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2003, The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The Company does not believe that the implementation of this standard will materially impact its financial position or results of operations.


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

PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. A trial date on the Company's claim has not been set. The Company does not believe that the ultimate outcome of this action will have a material adverse effect on its financial position or results of operations.


Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities.

None


Item 4 - Submission of Matters to a Vote of Security Holders.

None




Item 5 - Other Information

The Chief Executive Officer and Chief Financial Officer Certifications in accordance with Sections 302 and 906 of the Sarbanes-Oxley Act are filed with this quarterly report on Form 10-QSB as exhibits.


Item 6 - Exhibits and Reports on Form 8-K.

a) Exhibits

99.1  Section 906 Financial Statement Certification by the Chief Executive
        Officer
99.2  Section 906 Financial Statement Certification by the Chief Financial
        Officer

b) Reports on Form 8-K

On February 15, 2003, the Company filed a current report on Form 8-K to disclose the January 31, 2003 acquisition by the Company of Paragon Dynamics, Inc.

On April 15, 2003, the Company filed a current report on Form 8-K/A to present the audited financial statements of Paragon Dynamics, Inc. for the years ended December 31, 2002 and 2001 and pro forma condensed combined financial information for the Company and PDI.

On May 1, 2003, the Company filed a current report on Form 8-K to report the adoption of a stock repurchase plan that extends to April 30, 2006. This plan was authorized by the Company's Board of Directors and allows the Company to purchase up to 150,000 shares of its common stock from time to time in open market transactions.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

                               /s/ Jack M. Rapport
                               --------------------------------------------
                               Jack M. Rapport, Chief Financial Officer
                               (Principal Accounting and Financial Officer)


Dated: May 15, 2003



INTERNAL CONTROLS CERTIFICATIONS BY OFFICERS


Certification by the Chief Executive Officer
--------------------------------------------

I, David M. McCarthy, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Zanett, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003

/s/ David M. McCarthy
David M. McCarthy
Chief Executive Officer
(Principal Executive Officer)

Certification by the Chief Financial Officer
--------------------------------------------

I, Jack M. Rapport, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Zanett, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003

/s/ Jack M. Rapport
Jack M. Rapport
Chief Financial Officer
(Principal Financial Officer)