Form 10QSB/A
period 2003-03-31
ZANETT INC
filed 2003-05-21
CIK 1133872

United States
                        Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB/A

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Zanett, Inc., a Delaware corporation, filed a Quarterly Report on Form 10-QSB on May 15, 2003. This Quarterly Report on Form 10-QSB/A amends the previously filed Form 10-QSB to include Exhibit
99.1 and Exhibit 99.2, which were inadvertently omitted from the previously filed Form 10-QSB.

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

None

Item 3 - Defaults Upon Senior Securities.

None


Item 4 - Submission of Matters to a Vote of Security Holders.

None


Item 5 - Other Information

The Chief Executive Officer and Chief Financial Officer Certifications in accordance with Section 302 of the Sarbanes-Oxley Act are filed as part of this quarterly report on Form 10-QSB. The Chief Executive Officer and Chief Financial Officer Certifications in accordance with Section 906 of the Sarbanes-Oxley Act are filed with this quarterly report on Form 10-QSB as exhibits.


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