Form 10QSB
period 2003-06-30
ZANETT INC
filed 2003-08-14
CIK 1133872

United States
                      Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

       |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from __________ to ___________

                                   0-32315
                             --------------------
                             (Commission File No.)

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

                                (212) 980-4600
                                 --------------
               (Issuer's telephone number, including area code)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         CLASS                       Outstanding at July 31, 2003
         -----                       -----------------------------
Common stock $.001 Par Value                  27,642,772


Transitional small business disclosure format (check one): Yes [ ]  No [X]

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of June 30, 2003
           (unaudited) and December 31, 2002                              1

         Condensed Consolidated Statements of Operations for the three
           and six months ended June 30, 2003 and 2002 (unaudited)        2

         Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2003 and 2002 (unaudited)              3

         Notes to Condensed Consolidated Financial Statements             4
             (unaudited)

Item 2 - Management's Discussion and Analysis                            23

Item 3 - Controls and Procedures                                         32

PART II   OTHER INFORMATION                                              33

Item 1 - Legal Proceedings.                                              33

Item 2 - Changes in Securities and Use of Proceeds.                      33

Item 3 - Defaults Upon Senior Securities.                                33

Item 4 - Submission of Matters to a Vote of Security Holders.            33

Item 5 - Other Information.                                              34

Item 6 - Exhibits and Reports on Form 8-K.                               34

Signature                                                                35

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Zanett, Inc.
Condensed Consolidated Balance Sheets

                                                              June 30,
                                                                2003          December 31,
                                                             (Unaudited)         2002
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $  1,235,274      $  1,402,180
       Accounts receivable                                     3,096,113         1,736,711
       Unbilled revenue                                           60,684           188,835
       Prepaid expenses and other current assets                 235,852           132,143
                                                            ------------      ------------
              Total current assets                             4,627,923         3,459,869

Property and equipment, net                                      214,222           194,018
Loans receivable                                                 394,613           694,614
Notes receivable, net                                             62,000            68,835
Interest receivable                                              130,812            88,058
Goodwill                                                      12,432,120        10,530,690
Investments                                                      450,000           450,000
Other assets                                                      16,255            62,576
                                                            ------------      ------------
              Total assets                                  $ 18,327,945      $ 15,548,660
                                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $    464,511      $    231,770
       Accrued expenses                                        1,320,487         1,065,012
       Income taxes payable                                       54,194           141,156
       Other current liabilities                                 126,668           779,000
       Deferred revenue                                           76,720                 -
       Deferred income taxes                                      17,680                 -
       Capital lease obligation                                    6,148            15,170
                                                            ------------      ------------
              Total current liabilities                        2,066,408         2,232,108

Note payable, related party                                    4,575,000         4,575,000
Long-term debt                                                 1,500,000                 -
Deferred income taxes                                             69,416            72,777
                                                            ------------      ------------
              Total liabilities                                8,210,824         6,879,885
                                                            ------------      ------------
Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 27,642,772 and 26,856,971 shares
          issued and outstanding, respectively                    27,643            26,857
       Additional paid-in capital                             19,673,819        18,045,074
       Treasury stock, at cost - 1,600 shares                     (3,320)                -
       Notes receivable for stock subscriptions               (1,647,686)       (1,647,686)
       Deferred compensation                                     (97,365)         (105,652)
       Accumulated deficit                                    (7,835,970)       (7,649,818)
                                                            ------------       ------------
               Total stockholders' equity                     10,117,121          8,668,775
                                                            ------------       ------------

              Total liabilities and stockholders' equity     $18,327,945       $ 15,584,660
                                                            ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                          2003           2002           2003          2002
                                                      -----------    ------------   -----------   -----------
Services revenue                                      $ 4,254,920    $  2,465,406   $ 7,649,556   $ 3,838,732
                                                      -----------    ------------   -----------   -----------
Operating expenses:
  Costs of services                                     2,472,036       1,369,939     4,707,152     2,291,772
  Selling and marketing                                   269,936         188,419       608,197       240,505
  General and administrative (including non-cash
    compensation and consulting expense of
    $19,055, $249,383, $33,547 and $651,487)            1,189,109         886,244     2,136,802     1,871,691
  Impairment charges                                            -               -             -       308,613
                                                      -----------    ------------   -----------   -----------
    Total operating expenses                            3,931,081       2,444,602     7,452,151     4,712,581
                                                      -----------    ------------   -----------   -----------
       Operating income/(loss)                            323,839          20,804       197,405      (873,849)
                                                      -----------    ------------   -----------   -----------

Other (income)/expense:
  Interest income                                         (30,444)        (57,949)      (65,956)     (112,553)
  Interest expense                                        182,645          68,044       364,336       110,449
  Other income                                               (235)         (2,759)       (5,494)       (2,759)
                                                      -----------    ------------   -----------   -----------
    Total other (income)/expense                          151,966           7,336       292,886        (4,863)

Equity in losses of affiliates                                  -               -             -         4,836

Minority interest                                               -          22,301             -       136,192
                                                      -----------    ------------   -----------   -----------
Income/(loss) before income taxes                         171,873          35,769       (95,481)     (737,630)

Income tax expense                                         54,377          38,691        90,671        10,383
                                                      -----------    ------------   -----------   -----------
Net income/(loss)                                     $   117,496    $     (2,922)  $  (186,152)  $  (748,013)
                                                      ===========    ============   ===========   ===========
Income/(Loss) per share - basic                       $      0.00    $      (0.00)  $     (0.01)  $     (0.03)
                                                      ===========    ============   ===========   ===========
Income/(Loss) per share - diluted                     $      0.00    $      (0.00)  $     (0.01)  $     (0.03)
                                                      ===========    ============   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                     2003             2002
                                                                  -----------      ----------
Cash flows from operating activities:
Net loss                                                          $  (186,152)     $ (748,013)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                78,838          50,777
          Stock based compensation and services                        33,547         651,487
          Provision for doubtful notes from employee                        -          29,679
          Impairment charges                                                -         308,613
          Minority interest                                                 -        (136,192)
          Deferred income taxes                                       (17,681)        (41,360)
          Contributed services from management                              -          95,000
          Other                                                        (4,429)          4,836
          Changes in:
               Accounts receivable                                   (946,988)       (926,523)
               Unbilled revenue                                       536,646               -
               Interest receivable                                    (42,754)        (61,281)
               Prepaid expenses and other current assets              (74,459)        (53,839)
               Notes receivable                                             -          18,453
               Other assets                                            55,346               -
               Accrued expenses                                       (87,693)       (229,695)
               Accounts payable                                       227,144         195,021
               Income taxes payable                                   (86,962)              -
               Deferred revenue                                        21,692          (7,298)
                                                                  -----------      ----------
     Net cash used in operating activities                           (493,905)       (850,335)
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired              (1,191,907)     (2,792,979)
     Cash paid for contingent consideration related
       to the BBT acquisition                                        (253,332)              -
     Additions to property and equipment                              (15,420)        (58,389)
     Investments in affiliate companies                                     -         (50,000)
     Collection of note receivable                                    300,000         360,315
                                                                  -----------      ----------
     Cash flows used in investing activities                       (1,160,659)     (2,541,053)
                                                                  -----------      ----------
Cash flows from financing activities:
     Sale and issuance of restricted common stock                           -          280,000
     Issuance of notes payable to related party                             -        3,075,000
     Issuance of long-term debt                                     1,500,000                -
     Short-term borrowings                                                  -           95,135
     Purchase of treasury stock                                        (3,320)               -
     Capital lease payments                                            (9,022)         (15,037)
                                                                  -----------       ----------
     Cash flows provided by financing activities                    1,487,658        3,435,098
                                                                  -----------       ----------
Net (decrease)/increase in cash and cash equivalents                 (166,906)          43,710
Cash and cash equivalents, beginning of period                      1,402,180          800,258
                                                                  -----------       ----------
Cash and cash equivalents, end of period                          $ 1,235,274       $  843,968
                                                                  ===========       ==========

Supplemental cash flow information:
Income taxes paid                                                 $   212,592       $   52,250
                                                                  ===========       ==========
Interest paid                                                     $   270,996       $    2,733
                                                                  ===========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Zanett, Inc.
             Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not is leading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.


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

Zanett was formed on October 30, 2000, pursuant to the recapitalization of and merger with BAB Holdings, Inc., a publicly traded Illinois corporation ("BAB"). Upon completion of the merger, BAB changed its name to Planet Zanett, Inc. Effective August 26, 2002, the Company changed its name to Zanett, Inc.

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

In early 2001, the Company believed that market conditions had changed to allow for the acquisition of established IT operating companies at more reasonable cash flow based valuations. The Company thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable, privately held, specialty IT services firms.


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

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases. The carrying amounts of all short-term financial instruments at June 30, 2003 and 2002 approximate their fair values due to their short maturities.

The Company's investment in Applied Discovery is valued at its cost of $450,000. Based on a July 2003 tender offer to purchase all of the outstanding shares of Applied Discovery, the value of this investment is approximately $1.8 million. See Note 16 for a further description of this transaction.

The Company's note receivable from BAB, Inc. is at a variable interest rate, therefore, the carrying value of this note approximates its current fair value.

Notes receivable from certain officers and business associates of the Company are at fixed interest rates that management believes reflect current market rates for secured notes of this type. As a result, the Company believes that the carrying value of these notes approximate their fair value.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the aggregate carrying value of the Company's notes payable and long-term debt approximates their current fair value.

Goodwill

In connection with its acquisitions, Zanett allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair market value of the acquired company's tangible assets, intangible assets (such as trademarks, brands, intellectual property rights to developed technology, customer lists, and long term contracts) and liabilities.

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

Valuation of Investments in Affiliate Companies

Privately held securities of affiliate companies are valued at the lower of cost or fair value, as determined by management. The fair value of private securities is adjusted to reflect: (1) meaningful third party transactions in the private market, or, (2) significant progress or lack thereof in the development of the portfolio company's business such that cost is no longer reflective of fair value. It is possible that the estimated fair value may differ significantly from the amount that might ultimately be realized in the near term and the difference could be material.

The Company's investments in affiliate companies involve a high degree of business and financial risk that can result in substantial losses. Management considers such risks in determining the fair value of the Company's affiliate company investments.

The Company recorded impairment charges during the six months ended June 30, 2002 in the amount of $74,583 for its investment in Fanlink Networks, Inc. and $211,849 for its investment in InfoDream Corporation ("InfoDream"). The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Fanlink and InfoDream ceased operations in 2002.

Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the three and six month periods ended June 30, 2003 and 2002.

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

Costs of Services

Costs of services includes salaries and related costs of consulting staff and outside contractors, as well as travel and costs related to the provision of services at client locations. Additionally, the Company pays a referral fee on certain contracts that is included in costs of services. This fee is calculated as a percentage of service revenue billed to customers under the applicable contracts.

Stock-Based Compensation

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123") for stock-based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure," for employee stock arrangements.

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net income/(loss) and basic and diluted income/(loss) per common share for the three and six months ended June 30, 2003 and 2002 would have been changed to the pro forma amounts shown below.

                                                  Three months ended June 30,
                                                 ----------------------------
                                                     2003             2002
                                                 -----------      -----------
  Net income/(loss), as reported                 $  117,496       $   (2,922)
  Add back: Stock-based compensation
    expense for employees included in
    reported net income/(loss)                        3,600           20,724
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (117,497)         (64,330)
                                                 ----------       ----------
  Pro forma net income/(loss) after
    giving effect to SFAS 123                    $    3,599       $  (46,528)
                                                 ==========       ==========

Income/(loss) per common share:
  As reported - Basic                            $     0.00      $     (0.00)
              - Diluted                          $     0.00      $     (0.00)
  Pro forma   - Basic                            $     0.00      $     (0.00)
              - Diluted                          $     0.00      $     (0.00)

                                                  Six months ended June 30,
                                                 ----------------------------
                                                     2003             2002
                                                 -----------      -----------
  Net loss, as reported                          $ (186,152)      $ (748,013)
  Add back: Stock based compensation
    expense for employees included in
    reported net loss                                 7,200           89,448
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (470,064)        (315,493)
                                                 ----------       ----------
  Pro forma net loss after giving
    effect to SFAS 123                           $ (649,016)      $ (974,058)
                                                 ==========       ==========

Loss per common share:
  As reported - Basic                            $    (0.01)      $    (0.03)
              - Diluted                          $    (0.01)      $    (0.03)
  Pro forma   - Basic                            $    (0.02)      $    (0.04)
              - Diluted                          $    (0.02)      $    (0.04)

Earnings Per Share

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

The following is a reconciliation of the average number of common shares outstanding for basic earnings per share to the average number of common shares outstanding for diluted earnings per share for the three and six months ended June 30, 2003.

                             Three months ended June 30,  Six months ended June 30,
                             ---------------------------  -------------------------
                                2003           2002          2003          2002
                             -----------   -----------    -----------   -----------
Average outstanding
  shares - basic              27,637,234    26,550,872     27,551,430    25,982,119
Potential shares issuable
  under stock option plans     3,632,138             -              -             -
                             -----------   -----------    -----------   -----------
Adjusted average outstanding
  shares - diluted            31,269,372    26,550,872     27,551,430    25,982,119
                             ===========   ===========    ===========   ===========

For the three and six months ended June 30, 2002, Zanett excluded 720,000 shares of restricted common stock from the computation of basic loss per share as they were subject to a repurchase feature. The Company repurchased the restricted shares in August 2002 (See Note 8). These restricted shares, as well as outstanding options to purchase 785,833 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2002, as they would be antidilutive. Additionally, outstanding options to purchase 3,632,138 shares of common stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2003, as they would be antidilutive.

Changes in Accounting Policies

On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

Recent Accounting Pronouncements

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

On May 31, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003. The company currently has no financial instruments with characteristics of both liabilities and equity and as a result the adoption of this standard will have no immediate impact on the Company's results of operations or financial position.


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

The total consideration payable by the Company to the Paragon shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of Paragon working capital at closing and future contingent consideration. The initial consideration of $1,200,000 in cash and 585,083 shares of the Company's $0.001 par value common stock ("Common Stock") was paid at closing. The Common Stock issued was valued at $1,205,271 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was executed and closed on the same date. The initial consideration was reduced by $26,500, which was the amount that the net working capital at closing was less than the benchmark level of working capital to have been provided by Paragon as of January 31, 2003.

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

The maximum aggregate consideration is approximately $5.6 million, of which approximately $2.4 million was paid at closing as the initial consideration and approximately $3.2 million may be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of Paragon will total approximately $236,000.

The Common Stock issued or issuable to the Paragon shareholders pursuant to the merger agreement is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each Paragon shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company entered into employment agreements with the President and the Executive Vice-President of PDI. Pursuant to the employment agreements, each will be employed by Paragon for a four-year period unless earlier terminated. The employment agreements provide for a market rate base annual salary and each may earn an annual performance bonus. Should the employment of either executive be terminated, he will be entitled, under certain conditions, to receive specified severance benefits.

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

The preliminary allocation of the initial purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of Paragon. The following table sets forth the components of the purchase price as of June 30, 2003:

                 Cash paid                                   $1,200,000
                 Common stock issued                          1,205,271
                 Purchase price adjustment                      (26,500)
                 Estimated transaction costs                    236,367
                                                             ----------
                 Total purchase price                        $2,615,138
                                                             ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon Paragon's January 31, 2003 balance sheet:

                 Current assets                               $1,006,890
                 Property and equipment                           83,179
                 Other assets                                      5,038
                 Liabilities assumed, current                   (349,399)
                                                              ----------
                 Fair value of net assets acquired               745,708
                                                              ----------
                 Cost in excess of fair value of
                   net assets acquired                         1,869,430
                 Deferred tax effect on purchase accounting       32,000
                                                              ----------
                 Estimated goodwill                           $1,901,430
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

The BCG shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing June 1, 2002 based upon BCG attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $764,132 in cash and the issuance of the number of shares of Common Stock determined by dividing $764,132 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the closing price of the Common Stock upon resolution of the contingency. The BCG shareholders have elected to extend the performance period from 12 months to 15 months, as permitted under the terms of the merger agreement, for purposes of determining their eligibility to receive their first contingent performance payment.

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

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal shareholder of the Company. The note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

In connection with the BCG acquisition, the Company entered into employment agreements with the President and the Executive Vice-President of BCG. Pursuant to the employment agreements, each will be employed by BCG for a four-year period unless earlier terminated. The employment agreements provide for a market rate base annual salary and each may earn an annual performance bonus. Should the employment of either executive be terminated, they will be entitled, under certain conditions, to receive specified severance benefits.

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

The allocation of the purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities.

The following table sets forth the BCG purchase price as of June 30, 2003:

               Cash paid                                     $2,750,876
               Common stock issued                            3,420,033
               Purchase price adjustment                       (133,712)
               Transaction costs                                299,715
                                                             ----------
               Total initial purchase price                  $6,336,912
                                                             ==========

The following table provides the fair value of the acquired assets and liabilities assumed:

               Current assets                                $2,130,672
               Property and equipment                           103,774
               Other assets                                       3,400
               Liabilities assumed, current                  (1,028,423)
                                                             ----------
               Fair value of net assets acquired              1,209,423
                                                             ----------
               Cost in excess of fair value of
                  net assets acquired                         5,127,489
               Deferred tax effect on purchase accounting        72,223
                                                             ----------
               Recorded goodwill                             $5,199,712
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

<CAPTION.
                        Three months ended June 30,  Six months ended June 30,
                        ---------------------------  -------------------------
                            2003            2002         2003         2002
                        -----------     -----------  -----------   -----------
Revenue                 $ 4,254,920     $ 4,930,599  $ 8,116,303   $ 8,940,053
Net income/(loss)       $   117,496     $   295,316  $  (161,735)  $   284,519
Basic and diluted income
  loss per common share $      0.00     $      0.01  $     (0.01)  $      0.01

Note 7.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2003, was as follows:

                               Commercial IT    Government IT     Total
                               -------------    -------------    -----------
Balance at January 1, 2003      $10,530,690      $         -     $10,530,690
Goodwill acquired - Paragon               -        1,901,430       1,901,430
                                -----------      -----------     -----------
Balance at June 30, 2003        $10,530,690      $ 1,901,430     $12,432,120
                                ===========      ===========     ===========

Recorded goodwill from the acquisitions of Back Bay Technologies ("BBT"), BCG and PDI has not been amortized and no impairment losses have been recognized during the three and six months ended June 30, 2003 and 2002. The Company performs its annual testing for impairment of its goodwill as of October 1, after its annual forecasting process is completed.


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

Under SFAS 123, the modification of the right to repurchase 120,000 shares resulted in the recognition of a non-cash stock compensation charge of $59,732 that had previously been deferred, while the repurchase of the 150,000 shares resulted in a reduction in non-cash stock compensation of $(84,335).

On August 30, 2002, the Company entered into agreements with each of the business associates to repurchase the remaining 1,300,000 outstanding shares of restricted Common Stock by forgiving the underlying non-recourse notes in the aggregate amount of $1,300,000 and $147,176 of unpaid accrued interest on these notes and issued options to purchase 1,300,000 shares of the Company's Common Stock. All options granted were fully vested upon issuance and are not subject to any repurchase or cancellation provisions. Any Common Stock issued from the exercise of these options is subject to the terms and conditions of the existing lock-up agreements with these business associates.

Of the 1,300,000 options granted, 1,150,000 have an exercise price of $2.00 per share and 150,000 have an exercise price of $1.37 per share. As a result of this transaction, the Company recorded a non-cash stock compensation charge of $431,149, which included the write-off of the $147,176 balance of accrued interest on the non-recourse notes.

Prior to being retired on August 30, 2002, the restricted Common Stock was issued subject to non-recourse notes and, therefore, was accounted for in a manner similar to stock options. Compensation expense was determined in accordance with SFAS 123 as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock was charged to operations over the five-year period over which the Company's repurchase option expires.

As discussed above, these restricted shares and non-recourse notes were canceled in the third quarter of 2002; therefore, there was no related stock-based compensation expense in the three or six months ended June 30, 2003 or deferred compensation balance at June 30, 2003 or December 31, 2002. During the three and six months ended June 30, 2002, the Company recognized non-cash compensation expense of $18,287 and $329,356, respectively, related to these restricted stock issuances.

In April 2002, the Company issued 28,666 shares of common stock for public relations services. The stock was subject to a restriction that prohibits its sale for twelve months. The Company recorded a non-cash charge of $61,632 related to this stock grant during the three and six months ended June 30, 2002. Additionally, a stockholder of the Company transferred 57,000 shares of the Company's common stock owned by such stockholder to the same public relations firms for no consideration other than the provision of additional services to the Company. As a result of such transfer the Company recorded a non-cash charge of $122,550 related to this stock transfer during the six months ended June 30, 2002. This entire charge was recorded in the second quarter.

In May 2003, the Company issued 10,000 shares of common stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. Additionally, the Company granted the firm options to purchase 50,000 shares of the Company's common stock. These options have a one-year life and an exercise price of $2.50 per share. The agreement with the investor relations firm requires the provision of services for a one-year period commencing May 15, 2003. Accordingly, the fair value of the stock and options will be recognized as general and administrative expense on a straight-line basis over the one-year term of the agreement.
The Company recorded a non-cash charge of $4,563 related to this arrangement during the three and six months ended June 30, 2003. At June 30, 2003, the deferred compensation balance associated with this arrangement was $31,937.


Note 9.     Employee Loans

Pursuant to a former employee's employment arrangement, the former employee Was allowed to co-invest in certain investments made by the Company. The Company was required to loan this employee the funds necessary to make any investment under this arrangement. The investment amount could not exceed 10% of the Company's aggregate investments in 2001, 20% in 2002, 30% in 2003, and 40% in 2004. The loans bear interest at a rate of 6-1/4% per annum. Upon the liquidation of the investment, the loan is repayable with interest to the Company. The remaining investment gain attributable to the former employee's ownership interest is to be distributed to the employee. Interest on the loan will cease to accrue if it is established that there will be no gain on the investment. At that point, the loan together with any outstanding interest would be forgiven in an amount equal to the excess of such principal and interest over the value, if any, of the investment, and charged to operations as compensation expense.

The Company loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectability of the related loans and accrued interest. The aggregate net carrying value of these loans was $50,000 at June 30, 2003 and December 31, 2002.

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


Note 10.    Contributed Services and Related Party Transactions

The Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant shareholders, in the amount of $47,500 and $95,000 during the three and six months ended
June 30, 2002. Since the officers did not expect payment of such compensation, the value of such was reflected as an increase to additional paid in capital. In 2003, these two officers began receiving cash compensation and no longer contribute their services.

The Company pays a related party for office space, computer equipment, telephone and other administrative support provided by the related party.
The related party and the Company have common majority ownership. During the three months ended June 30, 2003 and 2002, the Company recorded administrative expenses in the amount of $53,250 and $7,500, respectively, for these services. During the six months ended June 30, 2003 and 2002, the Company recorded administrative expenses in the amount of $106,500 and $15,000, respectively. The increase in these administrative expenses during 2003 reflects the estimated fair market value of the facilities and services provided, which were provided at an amount below fair value during 2002.

On a monthly basis the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. During the three and six months ended June 30, 2002, the Company charged the related party $8,349 and $16,698, respectively, for such services. The officer no longer performs services for the related party.

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

For the three months ended June 30, 2003, the Company had two customers that accounted for 20% and 14% of total revenue. For the six months ended June 30, 2003, the Company had two customers that accounted for approximately 18% and 12% of total revenue.

For the three months ended June 30, 2002, the Company had three customers that accounted for 24%, 17% and 15% of total revenue. For the six months ended June 30, 2002, the Company had three customers that accounted for approximately 30%, 14% and 12% of total revenue.

At June 30, 2003, the Company had three customers that accounted for 18%, 17%, and 10% of accounts receivable. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable.

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

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against BBT in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by BBT pursuant to a Partnership Agreement dated July 5, 2001, under which BBT had agreed to pay GRC a percentage of gross billings charged to a specific client of BBT. GRC seeks damages estimated at $46,000. On April 3, 2003, BBT filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. The parties are currently in discovery and no conference or trial date on the claim or counterclaim has been set by the court.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 13.    Credit Facilities

At June 30, 2003, BBT had a $250,000 line of credit that was secured by the assets of BBT and Paragon had a $600,000 revolving credit line that was secured by the assets of Paragon. Amounts drawn down under both credit facilities bear interest at a variable rate based on the prime rate, plus 1%. Each line has a one-year term, with the BBT line subject to renewal in April 2004 and the Paragon line subject to renewal in August 2003. There were no amounts outstanding under these lines at June 30, 2003.


Note 14.    Segments

The Company acquired Paragon on January 31, 2003. Paragon generates most of its revenues as a subcontractor under U.S. Department of Defense contracts and is subject to significant federal government procurement regulations that do not apply to the other Commonwealth Members. As a result, Paragon is subject to a different regulatory environment and economic characteristics than the Company's Commercial IT segment. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports Paragon as a separate segment. Therefore, during 2003 the Company has two operating segments, Commercial IT Services and Government IT Services.

During 2002, the Company reported two segments, IT Services and Development. However, with the write-off of the majority of its Development segment investments and the Company's intent to no longer make investments in the Development segment, the Company ceased operations of this segment at the end of 2002 and as of January 1, 2003, all remaining assets of the Development segment, with a carrying value of $527,956, were transferred to corporate. A summary description of the Company's segments in 2003 and 2002 is as follows:

Commercial IT Services - Through its wholly-owned subsidiaries, BBT and BCG, the Company provides technology consulting services to large domestic companies that include the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

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

There were no inter-segment revenues or allocations of corporate costs to the segments. All of the Company's operations during the first six months of 2003 and 2002 were in the United States.

The table below presents information about the reported segments for the six months ended June 30, 2003 and 2002 with a reconciliation of total segment EBITDA to consolidated pre-tax income.

                                  Revenue                    EBITDA
                         -------------------------   -------------------------
                            2003          2002           2003         2002
                         -----------   -----------   -----------   -----------
Commercial IT Services   $ 5,057,159   $ 3,836,732   $   716,038   $   735,052
Government IT Services     2,592,397             -       558,714             -
Development                        -         2,000             -      (323,585)
                         -----------   -----------   -----------   -----------
Total segments           $ 7,649,556   $ 3,838,732   $ 1,274,752   $   411,467
                         ===========   ===========
Unallocated corporate expenses                          (993,015)   (1,100,424)
                                                     -----------   -----------
Consolidated EBITDA                                      281,737      (688,957)
Interest (expense)/income, net                          (298,380)        2,104
Depreciation and amortization                            (78,838)      (50,777)
                                                     -----------   -----------
Consolidated pre-tax loss as reported                $   (95,481)  $  (737,630)
                                                     ===========   ===========

The table below presents information about the reported segments for the three months ended June 30, 2003 and 2002 with a reconciliation of total segment EBITDA to consolidated pre-tax income.

                                  Revenue                    EBITDA
                         -------------------------   -------------------------
                            2003          2002           2003         2002
                         -----------   -----------   -----------   -----------
Commercial IT Services   $ 2,627,701   $ 2,463,406   $   508,775   $   589,560
Government IT Services     1,627,219             -       410,763             -
Development                        -         2,000             -       (27,912)
                         -----------   -----------   -----------   -----------
Total segments           $ 4,254,920   $ 2,465,406   $   919,538   $   561,648
                         ===========   ===========
Unallocated corporate expenses                          (554,120)     (487,645)
                                                     -----------   -----------
Consolidated EBITDA                                      365,418        74,003
Interest (expense)/income, net                          (152,201)      (10,094)
Depreciation and amortization                            (41,344)      (28,087)
                                                     -----------   -----------
Consolidated pre-tax income as reported              $   171,873   $    35,769
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

The following table presents total assets by segments at June 30, 2003 and December 31, 2002, with a reconciliation of aggregate segment assets to consolidated total assets.

                                June 30,     December 31,
                                  2003           2002
                              ------------   ------------
Commercial IT Services        $ 13,596,669   $ 13,958,432
Government IT Services           3,239,736              -
Development                              -        528,739
                              ------------   ------------
Total segments                $ 16,836,405   $ 14,487,162
Unallocated amounts:
   Interest receivable             130,812         84,934
   Prepaid expenses                 49,000         75,000
   Notes receivable                394,613        694,614
   Other assets                    515,987         58,393
   Cash                            401,128        148,557
                              ------------   ------------
Total assets as reported      $ 18,327,945   $ 15,548,660
                              ============   ============


Note 15.    Common Stock

On April 22, 2003, the Company's board of directors adopted an Amended and Restated Zanett Stock Plan, which increases the number of shares of the Company's common stock issuable under the plan from 5,000,000 shares to 7,000,000 shares. The plan was approved by the stockholders at the annual stockholders' meeting held at the Company's headquarters on June 17, 2003.

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding common stock. As of May 1, 2003, the Company had 27,632,054 shares of common stock outstanding. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. During the period May 1, 2003 to June 30, 2003, the Company purchased 1,600 shares at a cost of $3,320. These shares are included in Treasury Stock as of June 30, 2003.


Note 16.    Subsequent Events

In July 2003, the Company was notified that an offer had been made to purchase all of the outstanding shares of Applied Discovery, Inc., of which the Company owns 450,000 shares. The Company tendered its shares and on July 31, 2003 received cash proceeds of $1,806,937, which will result in the recognition of a $1,356,937 gain during the third quarter of 2003.

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

Prospective Commonwealth members ("Commonwealth Members" or "Members") are selected for their profitability, market position, clients and management team. Acquisition terms are designed to limit financial risk to Zanett stockholders by requiring them to meet pre-determined performance milestones in order to receive full purchase consideration. Part of this consideration is in the form of Zanett common stock, which also helps to align their interests with those of Zanett's executive management and shareholders. The owners/managers also enter into employment contracts. The Company believes its methodology of attracting Members to a business model of unit accountability and shared rewards has become a proprietary process. Management also believes that this process creates a competitive barrier to entry and represents a key aspect of the Zanett value proposition.

The Commonwealth model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities while leveraging cross-selling opportunities and achieving economies of scale. Although each Member continues to market its own services and individually manage its own client relationships post acquisition, each Member also becomes a source of leads for other Commonwealth Members. The Company encourages collaboration, knowledge-transfer, resource sharing and cross marketing among Commonwealth Members, while seeking to preserve their autonomy and individual strengths. To facilitate this collaborative process, regular meetings are attended by the heads of each Commonwealth Member and corporate management. The Commonwealth's overarching mission is to offer solutions that meet or exceed client expectations, are delivered on time and within budget, and achieve superior results.

Members can also avail themselves of centralized corporate services, such as: legal support; financial and accounting assistance; human resource management support; and data network management and maintenance. By centralizing these functions, Members can focus on their core skill sets and seek to achieve the highest possible standards of service quality.

On January 31, 2003, the Company acquired all of the outstanding capital stock of Paragon Dynamics, Inc., ("Paragon" or "PDI"), which specializes in providing software and satellite engineering services for the U.S. Department of Defense. Paragon became the third member of the IT Commonwealth TM, joining Brandywine Computer Group, Inc. ("BCG"), which was acquired May 31, 2002, and Back Bay Technologies, Inc.,("BBT"), which was acquired on December 8, 2001.

For the three and six months ended June 30, 2003, the Company recognized revenues of $4,254,920 and $7,649,556, respectively, compared with revenue of $2,465,406 and $3,838,732, respectively, during the three and six months ended June 30, 2002. The increase in revenue in 2003 reflects the Company's progress in growing the IT Commonwealth TM. The growth in the Commercial IT Services segment reflects the results of BCG for the entire three and six month periods, whereas the 2002 periods included BCG for only one month. Revenues of the Commercial IT Services segment were slightly below expectations for the period due to increased competition in the IT services market that resulted from the impact of geopolitical uncertainties on the economy as a whole and the continued weakness in IT spending. However, this slowdown was more than offset by growth in the Government IT Services sector, which is a relatively more stable market. Management's diversification of the business with the acquisition of Paragon provided the Company with an entry into this market sector.

                               Three months ended June 30,  Six months ended June 30,
                               ---------------------------  -------------------------
                                  2003           2002           2003         2002
                               ----------     -----------   ----------   ------------
Revenue:
----------------
Commercial IT Services         $2,627,701     $ 2,463,406   $5,057,159   $ 3,836,732
Government IT Services          1,627,219               -    2,592,397             -
                               ----------     -----------   ----------   -----------
Total Commonwealth              4,254,920       2,463,406    7,649,556     3,836,732
Development segment                     -           2,000            -         2,000
                               ----------     -----------   ----------   -----------
Consolidated revenue           $4,254,920     $ 2,465,406   $7,649,556   $ 3,838,732
                               ==========     ===========   ==========   ===========

Zanett generated operating income of $323,839 and $197,405, respectively, for the three and six months ended June 30, 2003, which reflects a significant improvement from operating income of $20,804 and an operating loss of $873,849, respectively, reported for the same periods in 2002. This growth reflects successful implementation of three key management initiatives: (1) the continued growth of the Commonwealth through acquisition; (2) the elimination of the Development segment; and, (3) the reduction in corporate stock compensation charges.

Commonwealth operating income increased 59% to $1,202,502 for the first six months of 2003 from the $757,629 reported for the first six months of 2002. Similarly, operating income for the second quarter of 2003 increased 42% to $884,000 from $621,904 during the second quarter of 2002. While the Commercial IT Services segment had a slight decrease in operating income in both the three and six month periods in 2003 reflecting the difficult market conditions, this was more than offset by growth in the Government IT Services segment from the acquisition of Paragon.

In 2002 management took two actions that it believed would positively impact future operating results: the phase out of the Company's Development segment and the restructuring of certain stock compensation arrangements with business associates. These actions are expected to significantly reduce future impairment charges and non-cash stock compensation expenses and have positively impacted operating income during 2003. For the three and six months ended June 30, 2003, the Company recorded no impairment charges, compared with charges of $308,613 during the six months ended June 30, 2002. Non-cash stock based compensation expenses decreased to $19,055 and $33,547 during the three and six months ended June 30, 2003, respectively, from $249,383 and $651,487, respectively, during the three and six months ended June 30, 2002.

The following is a reconciliation of Commonwealth operating income to the Company's consolidated operating income/(loss) for the three and six months ended June 30, 2003 and 2002.

                               Three months ended June 30,  Six months ended June 30,
                               ---------------------------  -------------------------
                                  2003           2002           2003         2002
                               ----------     -----------   ----------   ------------
Operating Income:
----------------
Commercial IT Services         $  482,981     $   621,904   $  659,923   $   757,629
Government IT Services            401,019               -      542,579             -
                               ----------     -----------   ----------   -----------
Total Commonwealth                884,000         621,904    1,202,502       757,629
Development segment                     -         (62,398)           -      (479,311)
Corporate and other              (560,161)       (538,702)  (1,005,097)   (1,152,167)
                               ----------     -----------   ----------   -----------
Consolidated operating income  $  323,839     $    20,804   $  197,405   $  (873,849)
                               ==========     ===========   ==========   ===========

The Company's operating results are more fully discussed under "Results of Operations" below.

Critical Accounting Policies and Significant Use of Estimates

There were no changes to the Company's critical accounting policies in the first six months of 2003. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill. The following summarizes transactions incorporated in the Company's financial statements for the six months ended June 30, 2003, that required the use of significant estimates.

Allocation of Purchase Price - In connection with the acquisition of PDI, management will allocate the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total preliminary purchase price reflected in the Company's financial statements at June 30, 2003, management used the best information available to make certain assumptions in estimating the fair market value of PDI's tangible assets, intangible assets and liabilities. The final determination of purchase price and the allocation to all tangible and intangible assets acquired and liabilities assumed will be completed by December 31, 2003.

Results of Operations

Six months 2003 versus 2002

The Company had net services revenue of $7,649,556 during the six months ended June 30, 2003, compared with $3,838,732 during the first six months of 2002. This increase of $3,810,824, or 99%, relates to the growth of the IT Commonwealth from the acquisition of additional subsidiaries. During the first six months of 2002 the Commonwealth was comprised primarily of BBT, and included only one month of BCG's operating results, whereas the 2003 period included six months of BBT and BCG and five months of Paragon since its acquisition on January 31, 2003.

Costs of services consists primarily of salaries and related costs of consulting staff, fees paid to outside contractors engaged for specific client projects, travel related costs incurred to provide services at client locations and referral fees paid under a preferred partner agreement. Costs of services were $4,707,152 for the six months ended June 30, 2003, an increase of $2,415,380, or 105%, from $2,291,772 during the first six months of 2002. This increase reflects the inclusion of BCG for the entire six months of 2003 and PDI for the five months since its acquisition, while the first six months of 2002 included only the costs of BBT for the full period and BCG for one month.

Selling and marketing expenses increased by $367,692, or 153%, to $608,197 in the six months ended June 30, 2003, compared with $240,505 in the first six months of 2002. Selling and marketing expenses include sales compensation, commissions and travel and entertainment expenses, as well as the costs of marketing materials, and relate exclusively to the Commonwealth subsidiaries. The increase in selling and marketing expenses in the first six months of 2003 reflects the acquisitions of BCG and Paragon.

General and administrative expenses were $2,136,802 in the first six months of 2003, compared with $1,871,691 in the six months ended June 30, 2002, representing an increase of $265,111, or 14%. This increase was mainly attributable to higher compensation expense, office related costs and professional fees, which increased by $568,200, $180,637 and $66,935, respectively, partly offset by a decrease in stock-based compensation expense of $617,940.

Administrative employee compensation increased $568,200, or 99%, to $1,141,304 in the first six months of 2003 from $573,104 in the first six months of 2002. Of this increase, $403,057 related to higher Commonwealth administrative compensation costs as a result of the BCG and PDI acquisitions, and $165,143 represented higher corporate compensation expense in 2003 related to the hiring of additional staff and annual salary increases.

Office related costs, which include rent, supplies, telecommunications and utilities expenses, increased $180,637, or 162%, to $292,181 in the six months ended June 30, 2003 from $111,544 in the first six months of 2002. Of this increase, $81,605 related to the expansion of the Commonwealth to include BCG and PDI and $99,032 represents higher corporate office expense, primarily due to an increase in rent expense paid to a related party to reflect applicable market rates.

Professional fees were $230,272 in the six months ended June 30, 2003, compared with $163,337 during the first six months of 2002. This increase of $66,935, or 41%, was due to higher corporate fees of $38,046, mostly related to higher audit fees related to the Company's growth and the expensing of $30,480 of acquisition related fees that had been deferred at December 31, 2002, but were expensed in 2003 when the acquisition was not closed. Also, professional fees incurred by the Commonwealth subsidiaries increased by $28,889, primarily related to state tax services and employment related legal services.

Stock-based compensation was $33,547 in the first six months of 2003, representing a decrease of $617,940, from the $651,487 of expense recorded in the first six months of 2002. During the six months ended June 30, 2003, stock-based compensation expenses related only to the amortization of deferred compensation associated with stock and options issued to certain outside contractors for future services to be provided and options issued to certain BBT employees as part of the acquisition of BBT in December 2001. Stock-based compensation expense for the first six months of 2002 primarily related to restricted common stock that had been issued to executives at prices that were below the market price at issuance in January 2002 and restricted stock that was issued to certain non-employee business associates in October 2000 in exchange for notes payable. The notes payable from the business associates were non-recourse notes, which required the Company to account for the shares using the variable method of accounting for options. In August 2002, the restricted common stock held by the business associates was exchanged for options to purchase the Company's common stock and this exchange eliminated future stock-based compensation charges. There have been no issuances of restricted common stock to executives in 2003. Management expects stock-based compensation expense in 2003 will relate primarily to the continued amortization of deferred compensation of shares and options issued to vendors for public relations and investor relations services and to options issued to BBT employees at its date of acquisition.

During the six month period ended June 30, 2003, the Company recorded no impairment charges. During the first six months of 2002, the Company recorded impairment charges of $74,583 for its investment in Fanlink and $211,849 for its investment in InfoDream, as well as $22,181 related to capitalized software of GlobeDrive, Inc. ("GlobeDrive"). The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Fanlink, InfoDream and GlobeDrive all ceased operations in 2002.

Interest income decreased to $65,956 in the first six months of 2003 from $112,553 in the first six months of 2002, representing a decrease of $46,597, or 41%. This decrease was due to lower interest rates and a reduction in the balance due on the BAB, Inc. note due to periodic principal payments, as well as the forgiveness of $1,300,000 in notes receivable from business associates when the underlying shares of the Company's common stock was repurchased in August 2002.

Interest expense increased $253,887, or 230%, to $364,336 in the six months ended June 30, 2003 from $110,449 in the first six months of 2002. This increase related to the notes payable issued to one of the principal shareholders and other long-term debt that was issued to fund the cash portion of the purchase price paid to acquire the three Commonwealth subsidiaries. Total long-term debt increased to $6,075,000 at June 30, 2003 from $4,575,000 at June 30, 2002.

The Company recognized an income tax expense of $90,671 for the six months ended June 30, 2003, compared with income tax expense of $10,383 for the six months ended June 30, 2002. Zanett's income tax provision relates to state income tax for states in which its operating subsidiaries are based or generate income and the increase reflects the higher taxable income that was generated in 2003. The 2002 expense was reduced by an income tax benefit of $41,360, which reflects the reversal of a portion of the valuation reserve recorded for U.S. federal net operating loss carryforwards that were utilized to reduce taxable income associated with the acquisition of BBT.

As a result of the above, the Company's net loss decreased to $186,152 for the six months ended June 30, 2003 from $748,013 for the six months ended June 30, 2002.

Three months 2003 versus 2002

The Company had net services revenue of $4,254,920 during the second quarter of 2003 compared with $2,465,406 during the second quarter of 2002. This increase of $1,789,514, or 73%, relates to the growth of the IT Commonwealth from the acquisition of additional subsidiaries. During the second quarter of 2002 the Commonwealth's operations were comprised of BBT for the entire period and BCG for the month of June only, whereas the 2003 quarter included BBT, BCG and PDI for the entire three months.

Costs of services were $2,472,036 for the three months ended June 30, 2003, an increase of $1,102,097, or 80%, from $1,369,939 during the second quarter of 2002. This increase reflects the inclusion of BCG and PDI for the entire quarter, whereas the second quarter of 2002 included only the costs of BBT and one month of BCG's costs.

Selling and marketing expenses increased by $81,517, or 43%, to $269,936 in the second quarter of 2003, compared with $188,419 in the second quarter of 2002. The increase in selling and marketing expenses in the second quarter of 2003 reflects the growth of the IT Commonwealth TM with the BCG and Paragon acquisitions.

General and administrative expenses were $1,189,109 in the second quarter of 2003, compared with $886,244 in the second quarter of 2002, representing an increase of $302,865, or 34%. This increase was mainly attributable to higher compensation expense, office related costs and professional fees, which increased by $372,242, $81,558 and $70,612, respectively, partly offset by a decrease in stock-based compensation expense of $230,328.

Administrative employee compensation increased $372,242, or 150%, to $621,644 in the second quarter of 2003 from $249,402 in the second quarter 2002. Of this increase, $257,653 related to higher Commonwealth administrative compensation costs as a result of the BCG and PDI acquisitions and $114,589 represented higher corporate compensation expense in 2003 related to the hiring of additional staff and annual salary increases.

Office related costs, which include rent, supplies, telecommunications and utilities expenses, increased $81,558, or 119%, to $150,151 in the second quarter of 2003 from $68,593 in the second quarter of 2002. Of this increase, $42,224 related to the expansion of the Commonwealth to include BCG and PDI and $39,334 represents higher corporate office expense, primarily related to an increase in rent expense paid to a related party to reflect applicable market rates.

Professional fees were $152,514 in the three months ended June 30, 2003, compared with $81,902 during the second quarter of 2002. This increase of $70,612, or 86%, was due to higher corporate expense of $50,793, mostly related to higher audit fees associated with the Company's growth and the expensing of $30,480 of acquisition related fees that had been deferred at December 31, 2002, but were expensed in 2003 when the acquisition to which they pertained was not closed. Also, professional fees incurred by the Commonwealth subsidiaries increased by $19,819, primarily related to state tax services and employment related legal services.

Stock-based compensation was $19,055 in the second quarter of 2003, representing a decrease of $230,328, or 92%, from the $249,383 of expense recorded in the second quarter of 2002. During the three months ended June 30, 2003, stock-based compensation expenses related only to the amortization of deferred compensation associated with stock and options issued to outside contractors for future services to be provided and options issued to certain BBT employees as part of the acquisition of BBT in December 2001. Stock-based compensation expense for the second quarter of 2002 primarily related to restricted common stock that had been issued to certain non-employee business associates in exchange for non-recourse notes payable in October 2000. The notes payable from the business associates were non-recourse notes, which required the Company to account for the shares using the variable method of accounting for options. In August 2002, the restricted common stock held by the business associates was exchanged for options to purchase the Company's common stock and this exchange eliminated future stock-based compensation charges. There were no issuances of restricted common stock to executives in 2003. Management expects stock-based compensation expense in 2003 will relate primarily to the continued amortization of deferred compensation related to shares and options issued to vendors for public relations and investor relations services and to options issued to BBT employees at its acquisition date.

Interest income decreased to $30,444 in the second quarter 2003 from $57,949 in the second quarter of 2002, representing a decrease of $27,505, or 47%. This decrease was due to lower interest rates and a reduction in the balance due on the BAB, Inc. note due to periodic principal payments, as well as the forgiveness of $1,300,000 in notes receivable from business associates when the underlying shares of the Company's common stock was repurchased in August 2002.

Interest expense increased $114,691, or 168%, to $182,645 in the three months ended June 30, 2003 from $68,044 in the second quarter 2002. This increase related to the notes payable issued to one of the principal shareholders and other long-term debt, which was issued to fund the cash portion of the purchase price paid to acquire the three Commonwealth subsidiaries. Total long-term debt increased to $6,075,000 at June 30,2003 from $4,575,000 at June 30, 2002.

The Company recognized an income tax expense of $54,377 for the three months ended June 30, 2003, compared with $38,691 for the second quarter of 2002. The Company's income tax provision relates to state income tax for states in which its operating subsidiaries are based or generate income and the increase reflects the growth in the Commonwealth's taxable income.

As a result of the above, the Company generated net income of $117,496 during the three months ended June 30, 2003 compared with a net loss of $2,922 during the three months ended June 30, 2002.


Liquidity and Capital Resources

As of June 30, 2003, cash and cash equivalents totaled $1,235,274, representing a $166,906 decrease from the December 31, 2002 balance of $1,402,180. However, working capital increased by $1,333,754, or 109%, to $2,561,515 at June 30, 2003 from $1,227,761 at December 31, 2002, reflecting the continued growth of the IT Commonwealth.

Cash used in operations was $493,905 during the first six months of 2003, primarily reflecting the increase in working capital during the period. During this period, the Company recorded a net loss of $186,152, of which $112,385 represented non-cash depreciation, amortization and stock-based compensation. This compares to cash used in operating activities of $850,335 during the first six months of 2002 when the Company had a net loss of $748,013. Non-cash expenses included in the net loss were $958,004, while working capital increases used cash of $1,083,615.

Net cash used in investing activities of $1,160,659 in the six months ended June 30, 2003, primarily related to the acquisition of Paragon on January 31, 2003 and the payment of $253,332 of contingent consideration related to the BBT acquisition. These outflows were partly offset by the collection of an additional $300,000 of principal on the BAB, Inc. note receivable.

The Company generated $1,487,658 of cash flow from financing activities in the first six months of 2003, which mainly represented the borrowing of long-term debt of $1,500,000 to fund the acquisition of Paragon. The debt has a maturity date of December 31, 2006 and requires quarterly cash payments of interest beginning March 31, 2003, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty. During the same period in 2002, the Company generated $3,435,098 of cash from financing activities, primarily related to the borrowing of long-term debt to finance the BCG acquisition on May 31, 2002.

Management believes that the recent improvement in profitability and operating cash flows from the Commonwealth, combined with continued efforts to limit corporate headcount and administrative costs, will allow the Company to generate sufficient cash from operations to satisfy existing operating cash needs and working capital requirements of the Company during 2003. The Company's operating cash flows will be supplemented during the third quarter of 2003 by the sale of an investment made in an affiliate company. This investment, which was purchased for $450,000 and was sold on July 31, 2003 for approximately $1,800,000. The Company also has access to short-term borrowings utilizing existing lines of credit maintained by BBT and Paragon of $250,000 and $600,000, respectively. Each line is renewable annually and bear interest at a variable rate based on the prime rate, plus 1%. There were no amounts outstanding under these lines at June 30, 2003.

Additionally, during future quarters, the Company may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on the Company's operating needs and the cost to acquire new IT Commonwealth TM members. Zanett's ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on Zanett's capital structure or operating results.

To further minimize cash outlays, the Company will continue to compensate employees with equity incentives where possible and during 2003 will continue to utilize equity instruments to compensate existing and new employees hired. The Company believes that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, in April 2003 the Company's Board of Directors authorized an increase in the number of equity securities that can be issued under its existing stock plan from 5,000,000 shares to 7,000,000 shares. While this increase allows management greater flexibility in its use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders. The Company's stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2003.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that will allow the Company to repurchase up to 150,000 shares of its common stock from time to time in open market transactions.

During the first six months of 2003, the Company experienced the following changes in its financial commitments.

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

- The Company's consolidated subsidiary, Paragon, has a $600,000 line of credit that is secured by the assets of Paragon. There were no amounts outstanding under this facility at June 30, 2003.

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

On May 31, 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003. The company currently has no financial instruments with characteristics of both liabilities and equity and as a result the adoption of this standard will have no immediate impact on the Company's results of operations and financial position.


Item 3 - Controls and Procedures

The Company's Chief Executive Officer, David M. McCarthy, and the Company's Chief Financial Officer, Jack M. Rapport, have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13(a)-15(b) or 15d-15(e)). Based on this evaluation, Messrs. McCarthy and Rapport have concluded that as of the period covered by this report, the Company's controls and procedures were effective.

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

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against BBT in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by BBT pursuant to a Partnership Agreement dated July 5, 2001, under which BBT had agreed to pay GRC a percentage of gross billings charged to a specific client of BBT. GRC seeks damages estimated at $46,000. On April 3, 2003, BBT filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. The parties are currently in discovery and no conference or trial date on the claim or counterclaim has been set by the court.


Item 2 - Changes in Securities and Use of Proceeds

None


Item 3 - Defaults Upon Senior Securities.

None


Item 4 - Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 17, 2002, at the Company's offices at 135 East 57th Street, New York, New York, 10022. The following three matters were submitted to a vote of the Company's shareholders:

1. The election to the Board of Directors of David M. McCarthy, Claudio Guazzoni, L. Scott Perry, Mohan Trikha and Andrew Schiff.
2. The approval and ratification of the amendment to the Zanett, Inc. Incentive Stock Plan; and,
3. The ratification of the appointment of the Company's independent auditors, Deloitte & Touche LLP.

Shareholders' votes were received in person at the meeting and by proxy. All three proposals were approved by the shareholders. Of the 27,632,054 shares of record for the meeting, 26,516,334 shares were voted. The table below presents the results of the voting for each matter.

                          Votes For    Votes Against  Abstentions    Unvoted
                          ----------   -------------  -----------   ---------
Election of Directors:
  David M. McCarthy       26,505,236          11,098            -   1,115,720
  Claudio M. Guazzoni     26,505,236          11,098            -   1,115,720
  L. Scott Perry          26,505,236          11,098            -   1,115,720
  Andrew N. Schiff, MD    26,505,236          11,098            -   1,115,720
  Mohan Trikha            26,505,236          11,098            -   1,115,720

Stock Plan                26,434,034          80,162        2,138   1,115,720

Independent Auditors      26,508,312           6,922        1,100   1,115,720

Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K.

a) Exhibits

31.1  Certification by Zanett's Chief Executive Officer, as required by
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification by Zanett's Chief Financial Officer, as required by
      Section 302 of the Sarbanes-Oxley Act of 2002
32.1  Certification by Zanett's Chief Executive Officer, as required by
      Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification by Zanett's Chief Financial Officer, as required by
      Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

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

On June 26, 2003, the Company filed a current report on Form 8-k to report the issuance of a press release announcing the expansion of its Board of Directors to six members and the appointment of Lt. General Jay W. Kelley (USAF Ret.) as a new director of the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

 Dated: August 14, 2002           /s/ David M. McCarthy
                                  ------------------------------------------
                                  David M. McCarthy, Chief Executive Officer
                                  (Principal Executive Officer)


 Dated: August 14, 2003          /s/ Jack M. Rapport
                                 --------------------------------------------
                                 Jack M. Rapport, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)