Form 10QSB
period 2003-09-30
ZANETT INC
filed 2003-11-13
CIK 1133872

United States
                      Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                CLASS                   Outstanding at October 31, 2003
                -----                   -------------------------------
      Common stock $.001 Par Value              28,026,965


  Transitional small business disclosure format (check one): Yes [ ]  No [X]

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002                              1

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)  2

         Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2003 and 2002 (unaudited)         3

         Notes to Condensed Consolidated Financial Statements             4
             (unaudited)

Item 2 - Management's Discussion and Analysis                            23

Item 3 - Controls and Procedures                                         33

PART II  OTHER INFORMATION                                               34

Item 1 - Legal Proceedings.                                              34

Item 2 - Changes in Securities and Use of Proceeds.                      34

Item 3 - Defaults Upon Senior Securities.                                34

Item 4 - Submission of Matters to a Vote of Security Holders.            34

Item 5 - Other Information.                                              34

Item 6 - Exhibits and Reports on Form 8-K.                               35

Signatures                                                               35

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                 Zanett, Inc.
                     Condensed Consolidated Balance Sheets

                                                              Sept. 30,
                                                                2003          December 31,
                                                             (Unaudited)         2002
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $  2,950,933      $  1,402,180
       Accounts receivable                                     3,254,299         1,736,711
       Unbilled revenue                                           62,457           188,835
       Prepaid expenses and other current assets                 146,323           132,143
                                                            ------------      ------------
              Total current assets                             6,414,012         3,459,869

Property and equipment, net                                      219,510           194,018
Loans receivable                                                 394,614           694,614
Notes receivable, net                                             12,000            68,835
Interest receivable                                              146,722            88,058
Goodwill                                                      13,964,593        10,530,690
Investments                                                            -           450,000
Other assets                                                      16,255            62,576
                                                            ------------      ------------
              Total assets                                  $ 21,167,706      $ 15,548,660
                                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $    390,120      $    231,770
       Accrued expenses                                        1,162,593         1,065,012
       Income taxes payable                                      103,081           141,156
       Other current liabilities                               1,643,858           779,000
       Deferred revenue                                           88,043                 -
       Deferred income taxes                                      35,360                 -
       Capital lease obligation                                    2,437            15,170
                                                            ------------      ------------
              Total current liabilities                        3,425,492         2,232,108

Note payable, related party                                    4,575,000         4,575,000
Long-term debt                                                 1,500,000                 -
Deferred income taxes                                             45,222            72,777
                                                            ------------      ------------
              Total liabilities                                9,545,714         6,879,885

Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 27,642,772 and 26,856,971 shares
          issued and outstanding, respectively                    27,648            26,857
       Additional paid-in capital                             19,673,814        18,045,074
       Treasury stock, at cost - 13,775 shares                   (27,974)                -
       Notes receivable for stock subscriptions               (1,647,686)       (1,647,686)
       Deferred compensation                                     (73,748)         (105,652)
       Accumulated deficit                                    (6,330,062)       (7,649,818)
                                                            ------------      ------------
               Total stockholders' equity                     11,621,992         8,668,775
                                                            ------------      ------------

              Total liabilities and stockholders' equity    $ 21,167,706      $ 15,584,660
                                                            ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 Zanett, Inc.
                               Condensed Consolidated Statements of Operations
                                                 (Unaudited)

                                                  Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                                 -----------------------------  ---------------------------
                                                     2003             2002          2003            2002
                                                 ------------     ------------  ------------   ------------
Services revenue                                 $  4,343,768     $  3,827,784  $ 11,993,324   $  7,666,516
                                                 ------------     ------------  ------------   ------------
Operating expenses:
  Costs of services                                 2,598,583        2,326,842     7,305,735      4,618,615
  Selling and marketing                               328,003          294,612       936,200        543,184
  General and administrative (including non-cash
    compensation and consulting expense of
    $23,617, $357,352, $57,164 and $1,008,839)      1,056,118        1,258,151     3,192,920      3,121,774
  Impairment charges                                        -           58,978             -        367,591
                                                 ------------     ------------  ------------   ------------
    Total operating expenses                        3,982,704        3,938,583    11,434,855      8,651,164
                                                 ------------     ------------  ------------   ------------
       Operating income/(loss)                        361,064         (110,799)      558,469       (984,648)
                                                 ------------     ------------  ------------   ------------
Other income/(expense):
  Interest income                                      31,644           36,049        97,600        148,602
  Interest expense                                   (182,294)        (129,684)     (546,630)      (240,133)
  Other income/(expense)                            1,356,967              (61)    1,362,461          2,699
                                                 ------------     ------------  ------------   ------------
    Total other income/(expense)                    1,206,317          (93,696)      913,431        (88,832)

Equity in losses of affiliates                              -                -             -          4,836

Minority interest                                           -           72,602             -        208,794
                                                 ------------     ------------  ------------   ------------
Income/(loss) before income taxes                   1,567,381         (131,893)    1,471,900      (869,522)

Income tax expense                                     61,474           26,108       152,145         36,491
                                                 ------------     ------------  ------------   ------------
Net income/(loss)                                $  1,505,907     $   (158,001) $  1,319,755   $   (906,013)
                                                 ============     ============  ============   ============
Income/(Loss) per share - basic                  $       0.05     $      (0.01) $       0.05   $      (0.03)
                                                 ============     ============  ============   ============
Income/(Loss) per share - diluted                 $      0.05     $      (0.01)  $      0.05    $     (0.03)
                                                  ===========     ============   ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           Zanett, Inc.
                            Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                  Nine Months Ended Sept. 30,
                                                                  ----------------------------
                                                                     2003             2002
                                                                  -----------      -----------
Cash flows from operating activities:
Net income/loss                                                   $ 1,319,755      $  (906,013)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                               109,228           87,396
          Stock based compensation and services                        57,164        1,008,839
          Provision for doubtful notes from employee                        -           59,362
          Impairment charges                                                -          367,591
          Minority interest                                                 -         (208,794)
          Deferred income taxes                                       (24,195)         (41,360)
          Contributed services from management                              -          142,500
          Gain on sale of investment                               (1,356,937)               -
          Other                                                        (6,947)          19,579
          Changes in:
               Accounts receivable                                 (1,105,174)        (593,289)
               Unbilled revenue                                       534,873                -
               Interest receivable                                    (58,664)         (80,809)
               Prepaid expenses and other current assets                8,235           43,541
               Notes receivable                                        50,000           18,453
               Other assets                                            51,359                -
               Accrued expenses                                      (191,186)        (413,355)
               Accounts payable                                       152,753          162,898
               Income taxes payable                                   (38,075)               -
               Deferred revenue                                        33,015          (15,138)
                                                                  -----------      -----------
     Cash flows used in operating activities                         (464,796)        (348,599)
                                                                  -----------      -----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired              (1,246,308)      (2,610,896)
     Cash paid for contingent consideration related
       to the BBT acquisition                                        (253,332)               -
     Additions to property and equipment                              (53,041)         (64,479)
     Investments in affiliate companies                                     -          (50,000)
     Sale of investment in affiliate company                        1,806,937                -
     Collection of note receivable                                    300,000          409,811
                                                                  -----------      -----------
     Cash flows provided by/(used in) investing activities            554,256       (2,315,564)
                                                                  -----------      -----------
Cash flows from financing activities:
     Sale and issuance of restricted common stock                           -          280,000
     Issuance of notes payable to related party                             -        3,075,000
     Issuance of long-term debt                                     1,500,000                -
     Purchase of treasury stock                                       (27,974)               -
     Capital lease payments                                           (12,733)         (12,832)
                                                                  -----------      -----------
     Cash flows provided by financing activities                    1,459,293        3,342,168
                                                                  -----------      -----------
Net increase in cash and cash equivalents                           1,548,753          678,005
Cash and cash equivalents, beginning of period                      1,402,180          800,258
                                                                  -----------      -----------
Cash and cash equivalents, end of period                          $ 2,950,933      $ 1,478,263
                                                                  ===========      ===========

Supplemental cash flow information:
Income taxes paid                                                 $   493,912      $    81,073
                                                                  ===========      ===========
Interest paid                                                     $   546,630      $   213,881
                                                                  ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 Zanett, Inc.
            Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three-month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full fiscal year.


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

In early 2001, the Company believed that market conditions had changed to allow for the acquisition of established IT operating companies at more reasonable cash flow based valuations. The Company thus began to implement the IT Commonwealth TM strategy that focuses on the acquisition of profitable specialty IT services firms.


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

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases. The carrying amounts of all short-term financial instruments at September 30, 2003 and December 31, 2002 approximate their fair values due to their short maturities.

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

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is evaluated for impairment at least annually on October 1 and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess.

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

Zanett has recorded no impairment charges during the first nine months of 2003. The Company recorded impairment charges totaling $367,591 during the nine months ended September 30, 2002. This total was comprised of $74,583 for its investment in Fanlink Networks, Inc., $211,849 for its investment in InfoDream Corporation ("InfoDream") and $81,159 to write-off the remaining amount of GlobeDrive capitalized software. For the three months ended September 30, 2002, the Company recorded impairment charges totaling $58,978 to write-off the remaining balance of GlobeDrive's capitalized software. The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. GlobeDrive, Fanlink and InfoDream ceased operations in 2002. During the third quarter of 2003, the Company sold its remaining affiliate company investment (Note 16) and, therefore, has no affiliate company investments at September 30, 2003.


Revenue Recognition

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to total estimated costs to complete the project. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the three and nine month periods ended September 30, 2003 and 2002.

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

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net income/(loss) and basic and diluted income/(loss) per common share for the three and nine months ended September 30, 2003 and 2002 would have been changed to the pro forma amounts shown below.

                                                 Three months ended Sept. 30,
                                                 ----------------------------
                                                     2003             2002
                                                 -----------      -----------
  Net income/(loss), as reported                 $1,505,907       $ (158,001)
  Add back: Stock-based compensation
    expense for employees included in
    reported net income/(loss)                        3,600            4,791
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (186,229)         (62,765)
                                                 ----------       ----------
  Pro forma net income/(loss) after
    giving effect to SFAS 123                    $1,323,278       $ (215,975)
                                                 ==========       ==========

Income/(loss) per common share:
  As reported - Basic                            $     0.05       $    (0.01)
              - Diluted                          $     0.05       $    (0.01)
  Pro forma   - Basic                            $     0.05       $    (0.01)
              - Diluted                          $     0.05       $    (0.01)

                                                 Nine months ended Sept. 30,
                                                 ---------------------------
                                                     2003            2002
                                                 -----------    ------------
  Net income/(loss), as reported                 $1,319,755     $  (906,013)
  Add back: Stock based compensation
    expense for employees included in
    reported net income/(loss)                       10,800          94,239
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (656,863)       (378,258)
                                                 ----------     -----------
  Pro forma net income/(loss) after
    giving effect to SFAS 123                    $  673,692     $(1,190,032)
                                                 ==========     ===========

Income/(loss) per common share:
  As reported - Basic                            $     0.05     $     (0.03)
              - Diluted                          $     0.05     $     (0.03)
  Pro forma   - Basic                            $     0.02     $     (0.05)
              - Diluted                          $     0.02     $     (0.05)

Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

The following is a reconciliation of the average number of common shares outstanding for basic earnings per share to the average number of common shares outstanding for diluted earnings per share for the three and nine months ended September 30, 2003.

                             Three months ended Sept. 30,  Nine months ended Sept. 30,
                             ----------------------------  ---------------------------
                                2003            2002          2003           2002
                             -----------     -----------   -----------    -----------
Average outstanding
  shares - basic              28,023,644      27,137,971    27,825,501     26,300,775
Potential shares issuable
  under stock option plans       948,698               -       380,949              -
                             -----------     -----------   -----------    -----------
Adjusted average outstanding
  shares - diluted            28,972,342      27,137,971    28,206,450     26,300,775
                             ===========     ===========   ===========    ===========

For the three and nine months ended September 30, 2002, outstanding options to purchase 2,742,490 shares of common stock were excluded from the computation of diluted loss per share as they would be antidilutive.

Changes in Accounting Policies

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this standard did not materially impact the Company's financial position or results of operations.

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

The following table sets forth the components of the purchase price as of September 30, 2003:

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

It was determined during the third quarter of 2003 that BCG had met its targets for the first annual performance period and, therefore, the BCG shareholders qualified to receive the contingent consideration for the period. The contingent consideration will be comprised of $764,132 in cash and 369,146 shares of the Company's common stock, which was valued at $753,058 as of the date the contingencies were resolved. At September 30, 2003, the Company recorded the liability for the contingent consideration in Other Current Liabilities. The Company incurred additional transaction costs associated with the contingent consideration of $15,283. Goodwill has been increased for the amount of the contingent consideration and the additional transaction costs.

The maximum aggregate consideration payable to the BCG shareholders is approximately $10.7 million, of which approximately $6.1 million was paid at Closing as the initial consideration (as adjusted by the purchase price adjustment), approximately $1.5 million is payable for contingent consideration associated with the first performance period as discussed above and approximately $3.1 million may be paid as future contingent consideration. The transaction costs associated with the acquisition of BCG were approximately $315,000.

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

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal stockholder of the Company. The note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

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

The following table sets forth the BCG purchase price through September 30, 2003:

               Initial cash paid                             $2,750,876
               Initial common stock issued                    3,420,033
               Purchase price adjustment                       (133,712)
               Contingent cash consideration payable            764,132
               Contingent stock consideration payable           753,058
               Transaction costs                                314,998
                                                             ----------
               Total purchase price                          $7,869,385
                                                             ==========

The following table provides the fair value of the acquired assets and liabilities assumed:

               Current assets                                $2,130,672
               Property and equipment                           103,774
               Other assets                                       3,400
               Liabilities assumed, current                  (1,028,423)
                                                             ----------
               Fair value of net assets acquired              1,209,423
                                                             ----------
               Cost in excess of fair value of
                  net assets acquired                         6,659,962
               Deferred tax effect on purchase accounting        72,223
                                                             ----------
               Recorded goodwill                             $6,732,185
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

                            Three months ended Sept. 30,   Nine months ended Sept. 30,
                            ----------------------------   ---------------------------
                                2003             2002          2003           2002
                            -----------      -----------   -----------     -----------
Revenue                     $ 4,343,768      $ 5,196,562   $12,460,181     $14,798,615
Net income/(loss)           $ 1,505,907      $    83,311   $ 1,344,172     $    90,448
Earnings per common share
  -  Basic                  $      0.05      $         -   $      0.05     $         -
  -  Diluted                $      0.05      $         -   $      0.05     $         -

Note 7.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2003, was as follows:

                               Commercial IT    Government IT     Total
                               -------------    -------------    -----------
Balance at January 1, 2003      $10,530,690      $         -     $10,530,690
Goodwill acquired - Paragon               -        1,901,430       1,901,430
Contingent consideration - BCG    1,532,473                        1,532,473
                                -----------      -----------     -----------
Balance at September 30, 2003   $12,063,163      $ 1,901,430     $13,964,593
                                ===========      ===========     ===========

Recorded goodwill from the acquisitions of Back Bay Technologies ("BBT"), BCG and PDI has not been amortized and no impairment losses have been recognized during the three and nine months ended September 30, 2003 and 2002. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 8.     Restricted Stock Issuances and Non-cash Compensation

In October 2000, the Company issued 1,450,000 shares of restricted Common Stock at $1.00 per share to business associates in contemplation of their efforts in assisting the Company to develop its business. The Company was issued non-recourse notes as payment for this restricted Common Stock in the aggregate amount of $1,450,000. The notes accrued interest at 6.09% per annum and had a maturity date of October 31, 2005. The stock served as collateral for the notes.

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

As discussed above, these restricted shares and non-recourse notes were canceled in the third quarter of 2002; therefore, there was no related stock-based compensation expense in the three or nine months ended September 30, 2003 or deferred compensation balance at September 30, 2003 or December 31, 2002. During the three and nine months ended September 30, 2002, the Company recognized non-cash compensation expense of $18,287 and $329,356, respectively, related to these restricted stock issuances.

In May 2003, the Company issued 10,000 shares of common stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. Additionally, the Company granted the firm options to purchase 50,000 shares of the Company's common stock. These options have a one-year life and an exercise price of $2.50 per share. The agreement with the investor relations firm requires the provision of services for a one-year period commencing May 15, 2003. Accordingly, the fair value of the stock and options will be recognized as general and administrative expense on a straight-line basis over the one-year term of the agreement.
The Company recorded a non-cash charge related to this arrangement of $9,125 and $13,688, respectively, during the three and nine months ended
September 30, 2003. At September 30, 2003, the deferred compensation balance associated with this arrangement was $22,812.


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

The Company loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectability of the related loans and accrued interest. In July 2003, the remaining aggregate net carrying value of these loans of $50,000 was repaid when the underlying investment in Applied Discovery was sold. At September 30, 2003 there was no balance presented on the Company's balance sheet for these loans. The aggregate net carrying value of these loans was $50,000 at December 31, 2002.

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


Note 10.    Contributed Services and Related Party Transactions

The Company recorded non-cash compensation expense for the contributed services of two executive officers, who are also significant stockholders, in the amount of $47,500 and $142,500 during the three and nine months ended September 30, 2002. Since the officers did not expect payment of such compensation, the value of such was reflected as an increase to additional paid in capital. In 2003, these two officers began receiving cash compensation and no longer contribute their services.

The Company pays a related party for office space, computer equipment, telephone and other administrative support provided by the related party.
The related party and the Company have common majority ownership. During the three months ended September 30, 2003 and 2002, the Company recorded administrative expenses in the amount of $53,250 and $7,500, respectively, for these services. During the nine months ended September 30, 2003 and 2002, the Company recorded administrative expenses in the amount of $159,750 and $22,500, respectively. The increase in these administrative expenses during 2003 reflects the estimated fair market value of the facilities and services provided, which were provided at an amount below fair value during 2002.

On a monthly basis the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. During the three and nine months ended September 30, 2002, the Company charged the related party $8,349 and $25,047, respectively, for such services. As of January 1, 2003, the officer no longer performed services for the related party.

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

For the three months ended September 30, 2003, the Company had two customers that accounted for 12% and 13% of total revenue. For the nine months ended September 30, 2003, the Company had two customers that accounted for approximately 19% and 13% of total revenue.

For the three months ended September 30, 2002, the Company had three customers that accounted for 27%, 15% and 13% of total revenue. For the nine months ended September 30, 2002, the Company had three customers that accounted for approximately 23%, 16% and 13% of total revenue.

At September 30, 2003, the Company had two customers that each accounted for 18% of accounts receivable. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable.

A significant majority of Paragon's revenue and receivables relate to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.


Note 12.    Commitments and Contingencies

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. The court indicated that a trial will likely be scheduled for the first quarter 2004.

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against BBT in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by BBT pursuant to a Partnership Agreement dated July 5, 2001, under which BBT had agreed to pay GRC a percentage of gross billings charged to a specific client of BBT. On April 3, 2003, BBT filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. On October 29, 2003, BBT received a demand letter from GRC's counsel seeking approximately $146,000 in damages. BBT is currently preparing response to the demand letter that it expects to complete by the end of the discovery period on December 25, 2003. BBT believes that its existing accrual will be adequate to cover any potential settlement with GRC. A conference or trial date on the claim or counterclaim has not been set by the court.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.


Note 13.    Credit Facilities

At September 30, 2003, BBT had a $250,000 line of credit that was secured by the assets of BBT. Amounts drawn down under the credit facility bear interest at a variable rate based on the prime rate, plus 1%. The credit line has a one-year term subject to renewal in April 2004. There were no amounts outstanding under the line at September 30, 2003.

Paragon previously had a $600,000 line of credit that was secured by the assets of Paragon. This facility was not renewed when it expired in August of 2003.


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

During 2002, the Company reported two segments, IT Services and Development. However, with the write-off of the majority of its Development segment investments and the Company's intent to no longer make investments in the

Development segment, the Company ceased operations of this segment at the end of 2002 and as of January 1, 2003, all remaining assets of the Development segment, with a carrying value of $527,956, were reclassified as corporate assets. A summary description of the Company's segments in 2003 and 2002 is as follows:

Commercial IT Services - Through its wholly-owned subsidiaries, Back Bay Technologies, Inc., (BBT), and BCG, the Company provides technology consulting services to large domestic companies that include the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Government IT Services - Through its wholly-owned subsidiary, Paragon, the Company provides technology engineering and project management services to the U.S. Federal government either as a direct contractor or as a subcontractor to large U.S. defense contractors. Paragon specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

Development - The Company's Development segment made investments in concept and development stage IT hardware and software companies during 2001 and early 2002, providing financial, managerial and business plan consulting services to those companies. With the implementation of the new IT Commonwealth TM strategy in 2001, the Company curtailed new primary investments. This segment ceased operations at the end of 2002.

There were no inter-segment revenues or allocations of corporate costs to the segments. All of the Company's operations during the first nine months of 2003 and 2002 were in the United States.

The Company measures operating performance based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate administrative expenses.

The table below presents information about the reported segments for the nine months ended September 30, 2003 and 2002 with a reconciliation of total segment EBITDA to consolidated pre-tax income.

                                  Revenue                    EBITDA
                         -------------------------   -------------------------
                            2003          2002           2003         2002
                         -----------   -----------   -----------   -----------
Commercial IT Services   $ 7,812,754   $ 7,664,516   $ 1,236,695   $ 1,568,391
Government IT Services     4,180,570             -       914,530             -
Development                        -         2,000             -      (345,563)
                         -----------   -----------   -----------   -----------
Total segments           $11,993,324   $ 7,666,516     2,151,225     1,222,282
                         ===========   ===========
Gain on sale of investment                             1,356,937             -
Unallocated corporate expenses                        (1,478,004)   (1,913,423)
                                                     -----------   -----------
Consolidated EBITDA                                    2,030,158      (690,595)
Interest expense, net                                   (449,030)      (91,531)
Depreciation and amortization                           (109,228)      (87,396)
                                                     -----------   -----------
Consolidated pre-tax income/(loss) as reported       $ 1,471,900   $  (869,522)
                                                     ===========   ===========

The following table presents information about the reported segments for the three months ended September 30, 2003 and 2002 with a reconciliation of total segment EBITDA to consolidated pre-tax income.

                                  Revenue                    EBITDA
                         -------------------------   -------------------------
                            2003          2002           2003         2002
                         -----------   -----------   -----------   -----------
Commercial IT Services   $ 2,755,595   $ 3,827,784   $   520,657   $   782,283
Government IT Services     1,588,173             -       355,816             -
Development                        -             -             -       (21,977)
                         -----------   -----------   -----------   -----------
Total segments           $ 4,343,768   $ 3,827,784       876,473       760,306
                         ===========   ===========
Gain on sale of investment                             1,356,937             -
Unallocated corporate expenses                          (484,989)     (761,944)
                                                     -----------   -----------
Consolidated EBITDA                                    1,748,421        (1,638)
Interest expense, net                                   (150,650)      (93,635)
Depreciation and amortization                            (30,390)      (36,620)
                                                     -----------   -----------
Consolidated pre-tax income/(loss) as reported       $ 1,567,381   $  (131,893)
                                                     ===========   ===========

The following table presents total assets by segment at September 30, 2003 and December 31, 2002, with a reconciliation of aggregate segment assets to consolidated total assets.

                                     September 30,   December 31,
                                         2003            2002
                                     ------------    ------------
Commercial IT Services               $ 15,195,845    $ 13,958,423
Government IT Services                  3,531,721               -
Development                                     -         528,739
                                     ------------    ------------
Total segments                         18,727,566      14,487,162
Unallocated amounts:
   Interest receivable                    146,722          84,934
   Prepaid expenses                        53,500          75,000
   Notes receivable                       394,614         694,614
   Other assets                            15,987          58,393
   Cash                                 1,829,317         148,557
                                     ------------    ------------
Total assets as reported             $ 21,167,706    $ 15,548,660
                                     ============    ============


Note 15.    Common Stock

On April 22, 2003, the Company's board of directors adopted an Amended and Restated Zanett Stock Plan, which increased the number of shares of the Company's common stock issuable under the plan from 5,000,000 shares to 7,000,000 shares. The plan was approved by the Company's stockholders at the Company's annual meeting in June 2003.

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding common stock. As of May 1, 2003, the Company had 27,632,054 shares of common stock outstanding. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. As of September 30, 2003, the Company had purchased 13,775 shares at a cost of $27,974. These shares are included in Treasury Stock as of September 30, 2003.

On August 4, 2003, the Company awarded 750,000 options to purchase restricted common stock to each of two executives with an exercise price of $2.00 per share, which was the market price on the grant date. As a result, the Company recorded no stock compensation expense for the option grant. All of the 1,500,000 options vest on August 4, 2008, subject the executives maintaining continuous service to the Company through the vesting date.

All of the shares of common stock issued by the Company to acquire BBT, BCG and PDI, as well as shares issued to executives, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. However, a portion of the shares will be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of September 30, 2003, no shares pursuant to the lock-up agreements have been released form the restrictions.


Note 16     Sale of Investment

In July 2003, the Company sold its investment in Applied Discovery as part of the acquisition of Applied Discovery by LexisNexis, a division of Reed Elsevier Inc. Under the terms of the transaction, Zanett received $1,806,937 in cash for the shares it owned, resulting in a gain of $1,356,937 on its initial investment of $450,000. The Company is entitled to receive up to $95,102 of additional proceeds that are being held in an escrow account to cover potential deal related costs. Since these additional proceeds are contingent on certain future events, it would be inappropriate to record the $95,102 as additional income during the current period. The Company will record additional investment income associated with this transaction, if any, during the period in which the contingencies are resolved.

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

Results of Operations

Overview

                                 Three months ended Sept. 30,   Nine months ended Sept. 30,
                                 ----------------------------   ---------------------------
                                     2003            2002           2003           2002
                                 ------------    ------------   -------------  ------------
Revenue                          $ 4,343,768     $ 3,827,784    $ 11,993,324   $ 7,666,516
Operating income/(loss)          $   361,064     $  (110,799)   $    558,469   $  (984,648)
Net income/(loss)                $ 1,505,907     $  (158,001)   $  1,319,755   $  (906,013)
Earnings/(loss) per share
     Basic                       $      0.05     $     (0.01)   $       0.05   $     (0.03)
     Diluted                     $      0.05     $     (0.01)   $       0.05   $     (0.03)

Reflecting successful execution of the Zanett IT Commonwealth growth strategy, the Company reported higher revenue, operating income and net income during the three and nine months ended September 30, 2003 compared to prior periods. Controlling discretionary expenditures and realizing a $1,356,937 gain on the sale of an investment previously acquired under the Development segment further contributed to Zanett's results.

For the three and nine months ended September 30, 2003, the Company recognized revenues of $4,343,768 and $11,993,324, respectively, compared with revenue of $3,827,784 and $7,666,516, respectively, during the three and nine months ended September 30, 2002. The increase in revenue during 2003 reflects the acquisitions of BCG and PDI, the latter having benefited the Company through diversification of its business into the government market sector.

The Company generated operating income of $361,064 and $558,469, respectively, for the three and nine months ended September 30, 2003, which reflects a significant improvement from the operating loss of $110,799 and $984,648, respectively, reported for the three and nine month periods in 2002. This improvement reflects the successful implementation of three key management initiatives:

  1. Continued growth of operations through acquisition - Operating income for the combined Commercial IT Services and Government IT Service segments increased $529,485, or 35%, to $2,046,335 for the first nine months of 2003 from the $1,516,850 reported for the first nine months of 2002. Similarly, operating income for the third quarter of 2003 increased $88,136, or 12%, to $846,045 from $757,909 during the third quarter of 2002.

  2. Elimination of the Development segment - During 2002, the Company decided to phase out the Development segment and stopped making new minority investments in development stage companies. For the three and nine months ended September 30, 2003, the Company recorded no impairment charges, compared with charges of $58,978 and $367,591 during the three and nine months ended September 30, 2002.

  3. Reduction in corporate stock compensation charges - In the third quarter of 2002 management restructured stock compensation arrangements in place with certain business associates to significantly reduce future charges. As a result, non-cash stock based compensation expenses decreased to $23,617 and $57,164 during the three and nine months ended September 30, 2003, respectively, from $357,352 and $1,008,839, respectively, during the three and nine months ended September 30, 2002.

During the three and nine months ended September 30, 2003, the Company reported net income of $1,505,907 and $1,319,755, respectively, which resulted in earnings per share of $0.05 in each period. This compares with a net loss of $158,001, or $0.01 per share, and $906,013, or $0.03 per share, in the three and nine months ended September 30, 2002. In addition to the improved operating earnings, these results also reflect the $1,356,937 gain that was recognized in the third quarter of 2003 on the sale of the Company's last remaining affiliate company investment, a minority investment in Applied Discovery, which was sold to LexisNexis in July 2003.

Zanett is an information technology ("IT") holding company that through its operating subsidiaries provides specialized IT services to Fortune 500 caliber companies and large Government agencies. Collectively, the operating companies are referred to as the IT Commonwealth TM (the "Commonwealth").

Prospective Commonwealth members ("Commonwealth Members" or "Members") are selected for their profitability, market position, clients and management team. Acquisition terms are designed to limit financial risk to Zanett stockholders by requiring Members to meet pre-determined performance milestones in order to receive full purchase consideration. Part of this consideration is in the form of Zanett common stock, which also helps to align the Members' interests with those of Zanett's executive management and stockholders. The owners/managers also enter into employment contracts. The Company believes its methodology of attracting Members to a business model of unit accountability and shared rewards has become a proprietary process. Management also believes that this process creates a competitive barrier to entry and represents a key aspect of the Zanett value proposition.

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


Nine months 2003 versus 2002

The Company had net services revenue of $11,993,324 during the nine months ended September 30, 2003, compared with $7,666,516 during the first nine months of 2002. This increase of $4,326,808, or 56%, relates to the growth of the IT Commonwealth from the acquisition of additional subsidiaries. During the first nine months of 2002 the Commonwealth was comprised of BBT and only four months of BCG's operating results, whereas the 2003 period included nine months of BBT and BCG and eight months of Paragon since its acquisition on January 31, 2003.

                                 Nine months ended Sept. 30,
                                -----------------------------
                                    2003             2002
                                ------------     ------------
Revenue:
----------------
Commercial IT Services          $  7,812,754     $  7,664,516
Government IT Services             4,180,570                -
                                ------------     ------------
Total Commonwealth                11,993,324        7,664,516
Development segment                        -            2,000
                                ------------     ------------
Consolidated revenue            $ 11,993,324     $  7,666,516
                                ============     ============

Revenue from Commmercial IT Services increased $148,238, or 2%, to $7,812,754 in the nine months ended September 30, 2003 from $7,664,516 in the 2002 period. Although the 2003 results included BCG for an additional five months, revenue increased only marginally due to continued weakness for IT consulting services in the commercial sector, which extended the sales cycle and delayed the closing of new business. The weak market conditions also caused the Commercial IT Services business to experience increased competition that negatively impacted billing rates on certain engagements.

The above weaknesses were more than offset by the acquisition of Paragon, which generated $4,180,570 of revenue for the Government IT Services segment.

Costs of services consists primarily of salaries and related costs of consulting staff, fees paid to outside contractors engaged for specific client projects, travel related costs incurred to provide services at client locations and referral fees paid under a preferred partner agreement. Costs of services were $7,305,735 for the nine months ended September 30, 2003, an increase of $2,687,120, or 58%, from $4,618,615 during the first nine months of 2002. This increase reflects the inclusion of BCG for the entire nine months of 2003 and PDI for the eight months since its acquisition, while the first nine months of 2002 included only the costs of BBT for the full period and BCG for four months.

Selling and marketing expenses increased by $393,016, or 72%, to $936,200 in the nine months ended September 30, 2003, compared with $543,184 in the first nine months of 2002. Selling and marketing expenses include sales compensation, commissions and travel and entertainment expenses, as well as the costs of marketing materials, and relate exclusively to the Commonwealth subsidiaries. The increase in selling and marketing expenses in the first nine months of 2003 primarily reflects the acquisitions of BCG and Paragon, as well as increased selling and marketing costs for the Commercial IT Services segment, which increased its sales staff and advertising spending in 2003 amidst the weak market conditions and increased competition.

General and administrative expenses were $3,192,920 in the first nine months of 2003, compared with $3,121,774 in the nine months ended September 30, 2002, representing an increase of only $71,146, or 2%. This increase was mainly attributable to higher compensation expense, office related costs and professional fees, which increased by $703,741, $236,798 and $102,366, respectively, partly offset by a decrease in stock-based compensation expense of $951,675.

Administrative employee compensation increased $703,741, or 73%, to $1,673,023 in the first nine months of 2003 from $969,282 in the first nine months of 2002. Of this increase, $520,756 related to higher Commonwealth administrative compensation costs, mostly as a result of the BCG and PDI acquisitions, and $182,985 represented higher corporate compensation expense in 2003 related to the hiring of additional staff and annual salary increases.

Office related costs, which include rent, supplies, telecommunications and utilities expenses, increased $236,798, or 119%, to $435,526 in the nine months ended September 30, 2003 from $198,728 in the first nine months of 2002. Of this increase, $85,171 related to the expansion of the Commonwealth to include BCG and PDI and $151,627 represents higher corporate office expense, primarily due to an increase in rent expense paid to a related party to reflect market rates.

Professional fees were $369,624 in the nine months ended September 30, 2003, compared with $267,258 during the first nine months of 2002. This increase of $102,366, or 38%, was due to higher audit and tax fees related to the Company's growth and increased professional fees incurred by the Commonwealth subsidiaries, primarily related to state tax services, employment related legal services and temporary accounting services.

Stock-based compensation was $57,164 in the first nine months of 2003, representing a decrease of $951,675, or 94%, from the $1,008,839 of expense recorded in the first nine months of 2002. During the nine months ended September 30, 2003, stock-based compensation expenses related only to the amortization of deferred compensation associated with stock and options issued to certain outside contractors for future services to be provided and options issued to certain BBT employees as part of the acquisition of BBT in December 2001. Stock-based compensation expense for the first nine months of 2002 primarily related to restricted common stock that had been issued to executives at prices that were below the market price at issuance in January 2002 and restricted stock that was issued to certain non-employee business associates in October 2000 in exchange for notes payable. The notes payable from the business associates were non-recourse notes, which required the Company to account for the shares using the variable method of accounting for options. In August 2002, the restricted common stock held by the business associates was exchanged for options to purchase the Company's common stock and this exchange eliminated future stock-based compensation charges. There have been no issuances of restricted common stock to executives in 2003. Management expects stock-based compensation expense in 2003 will relate primarily to the continued amortization of deferred compensation of shares and options issued to vendors for public relations and investor relations services and to options issued to BBT employees at its date of acquisition.

During the nine month period ended September 30, 2003, the Company recorded no impairment charges. During the first nine months of 2002, the Company recorded impairment charges of $367,591 for its investment in Fanlink and InfoDream and the capitalized software of GlobeDrive, Inc. ("GlobeDrive").
The determination to record these impairment charges was based on management's conclusion that these affiliate companies were not adequately progressing toward the achievement of established performance goals and that they had limited sources of financing other than the Company. Fanlink, InfoDream and GlobeDrive all ceased operations in 2002.

Operating earnings improved to income of $558,469 for the nine months ended September 30, 2003 from a loss of $984,648 for the 2002 period. The results reflect the acquisition of Paragon, which contributed $887,545 of operating income to Government IT Services, the elimination of the Development segment, which had an operating loss of $218,484 in the 2002 period, and the reduction in corporate general and administrative expenses and impairment charges. These improvements were partially offset by the decrease in operating income for Commercial IT Services, which decreased to $1,161,010 in the nine months ended September 30, 2003 from $1,514,850 in the 2002 period. Commercial IT Services continued to be impacted in 2003 by weak market conditions and increased competition.
                                         Nine months ended Sept. 30,
                                         ---------------------------
                                             2003           2002
                                         -----------    ------------
Operating Earnings:
------------------
Commercial IT Services                   $ 1,161,010    $ 1,514,850
Government IT Services                       887,545              -
                                         -----------    -----------
Total Commonwealth                         2,048,555      1,514,850
Development segment                                -       (586,075)
Corporate and other                       (1,490,086)    (1,913,423)
                                         -----------    -----------
Consolidated operating income/(loss)     $   558,469    $  (984,648)
                                         ===========    ===========

Interest income decreased to $97,600 in the first nine months of 2003 from $148,602 in the first nine months of 2002, representing a decrease of $51,002, or 34%. This decrease was due to lower interest rates and a reduction in the balance due on the BAB, Inc. note due to periodic principal payments, as well as the forgiveness of $1,300,000 in notes receivable from business associates when the underlying shares of the Company's common stock were repurchased in August 2002.

Interest expense increased $306,497, or 128%, to $546,630 in the nine months ended September 30, 2003 from $240,133 in the first nine months of 2002. This increase related to the notes payable issued to one of the Company's principal stockholders and other long-term debt that was issued to fund the cash portion of the purchase price paid to acquire the three Commonwealth subsidiaries. Total long-term debt increased to $6,075,000 at September 30, 2003 from $4,575,000 at September 30, 2002.

Other income was $1,362,461 in the nine months ended September 30, 2003, compared to $2,699 in the nine months ended September 30, 2002. Other income during 2003 primarily related to the $1,356,937 gain recognized on the July 2003 sale of one of the Company's affiliate company investments, a minority investment in Applied Discovery.

The Company recognized income tax expense of $152,145 for the nine months ended September 30, 2003, compared with income tax expense of $36,491 for the nine months ended September 30, 2002. Zanett's income tax provision relates to state income tax for states in which its operating subsidiaries are based or generate income and the increase reflects the higher taxable income that was generated in 2003 as the IT Commonwealth TM grew. The 2002 expense was reduced by an income tax benefit of $41,360, which reflects the reversal of a portion of the valuation reserve recorded for U.S. federal net operating loss carryforwards that were utilized to reduce taxable income associated with the acquisition of BBT.

As a result of the above, the Company reported net income of $1,319,755 for the nine months ended September 30, 2003 compared with a net loss of $906,013 for the nine months ended September 30, 2002.

Three months 2003 versus 2002

The Company had net services revenue of $4,343,768 during the third quarter of 2003 compared with $3,827,784 during the third quarter of 2002. This increase of $515,984, or 13%, relates to the growth of the IT Commonwealth from the acquisition of additional subsidiaries. During the third quarter of 2002 the Commonwealth's operations were comprised of only BBT and BCG, whereas the 2003 quarter also included PDI.

                               Three months ended Sept. 30,
                               ----------------------------
                                  2003            2002
                               ----------      -----------
Revenue:
----------------
Commercial IT Services         $2,755,594      $ 3,827,784
Government IT Services          1,588,172                -
                               ----------      -----------
Consolidated revenue           $4,343,768      $ 3,827,784
                               ==========      ===========

Revenue from Commercial IT Services decreased $1,072,190, or 28%, to $2,755,594 in the third quarter of 2003 from $3,827,784 in the third quarter of 2002. As noted above, this decrease was due to the continued weakness in the IT services industry, which delayed the closing of new business, increased competition and lowered average billing rates on certain engagements. The above weaknesses were more than offset by the acquisition of Paragon, which generated $1,588,172 of revenue for the Government IT Services segment.

Costs of services were $2,598,583 for the three months ended September 30, 2003, an increase of $271,741, or 12%, from $2,326,842 during the third quarter of 2002. This increase reflects the inclusion of PDI in the 2003 quarter, whereas the third quarter of 2002 included only the costs of BBT and BCG.

Selling and marketing expenses increased by $33,391, or 11%, to $328,003 in the third quarter of 2003, compared with $294,612 in the third quarter of 2002. The increase in selling and marketing expenses in the third quarter of 2003 reflects the growth of the IT Commonwealth TM with the Paragon acquisition, which was partly offset by a $24,618 decrease in Commercial IT Services.

General and administrative expenses were $1,056,118 in the third quarter of 2003, compared with $1,258,151 in the third quarter of 2002, representing a decrease of $202,033, or 16%. This decrease was mainly attributable to lower stock-based compensation expense, which was partly offset by higher compensation expense and office related costs, which increased by $133,024 and $45,685, respectively.

Stock-based compensation was $23,617 in the third quarter of 2003, representing a decrease of $333,735, or 93%, from the $357,352 of expense recorded in the third quarter of 2002. During the three months ended September 30, 2003, stock-based compensation expenses related only to the amortization of deferred compensation associated with stock and options issued to outside contractors for future services and options issued to certain BBT employees as part of the acquisition of BBT in December 2001. Stock-based compensation expense for the third quarter of 2002 primarily related to restricted common stock that had been issued to certain non-employee business associates in exchange for non-recourse notes payable in October 2000. The notes payable from the business associates were non-recourse notes, which required the Company to account for the shares using the variable method of accounting for options. In August 2002, the restricted common stock held by the business associates was exchanged for options to purchase the Company's common stock and this exchange eliminated future stock-based compensation charges. There were no issuances of restricted common stock to executives in 2003. Management expects stock-based compensation expense in 2003 will relate primarily to the continued amortization of deferred compensation.

Administrative employee compensation increased $133,024, or 33%, to $532,694 in the third quarter of 2003 from $399,670 in the third quarter 2002. This increase related to higher Commonwealth administrative compensation costs, which increased $114,604 primarily as a result of the PDI acquisition, and $18,420 represented higher corporate compensation expense related to annual salary increases.

Office related costs, which include rent, supplies, telecommunications and utilities expenses, increased $45,685, or 49%, to $138,659 in the third quarter of 2003 from $92,974 in the third quarter of 2002. This increase related to higher corporate office expense, which rose $49,735 mainly due to an increase in rent expense paid to a related party to reflect market rates. Commonwealth office related expenses decreased $4,050 despite the acquisition of PDI, reflecting the Company's continued commitment to controlling and reducing discretionary spending.

Operating earnings improved to income of $361,064 during the third quarter of 2003 compared with a loss of $110,799 during the third quarter of 2002. The results reflect the earnings of Paragon, which was acquired in January 2003 and contributed $344,964 of operating income to Government IT Services, the discontinuance of the Development segment, which had a loss of $106,764 in the 2002 period, and lower corporate general and administrative expenses, primarily due to lower stock compensation expenses. These improvements were partly offset by a $256,822 decline in operating income of Commercial IT Services, whose business continued to be impacted by the weak market conditions and increasing competition for new contracts.

                                         Three months ended Sept. 30,
                                         ----------------------------
                                            2003              2002
                                         ----------       -----------
Operating Earnings:
------------------
Commercial IT Services                   $  501,087       $  757,909
Government IT Services                      344,964                -
                                         ----------       ----------
Total Commonwealth                          846,051          757,909
Development segment                               -         (106,764)
Corporate and other                        (484,987)        (761,944)
                                         ----------       ----------
Consolidated operating income/(loss)     $  361,064       $ (110,799)
                                         ==========       ==========

Interest income decreased to $31,644 in the third quarter of 2003 from $36,049 in the third quarter of 2002, representing a decrease of $4,405, or 12%. This decrease was mostly due to lower interest rates and a reduction in the balance due on the BAB, Inc. note due to periodic principal payments, as well as the forgiveness of $1,300,000 in notes receivable from business associates when the underlying shares of the Company's common stock was repurchased in August 2002. These decreases were partly offset by interest income generated on overall higher balances of cash and cash equivalents during the third quarter of 2003, primarily as a result from the cash proceeds of the sale of the Company's investment in Applied Discovery in July 2003.

Interest expense increased $52,610, or 41%, to $182,294 in the three months ended September 30, 2003 from $129,684 in the third quarter 2002, which was directly related to the $1,500,000 increase in long-term debt that was issued to fund the cash portion of the purchase price paid to acquire Paragon.

Other income was $1,356,967 in the third quarter of 2003, compared with $61 in the third quarter of 2002. Other income during the 2003 period was primarily related to the gain recognized on the July 2003 sale of one of the Company's affiliate company investments, a minority investment in Applied Discovery.

The Company recognized an income tax expense of $61,474 for the three months ended September 30, 2003, compared with $26,108 for the third quarter of 2002. The Company's income tax provision relates to state income tax for states in which its operating subsidiaries are based or generate income and the increase reflects the growth in the Commonwealth's taxable income.

As a result of the above, the Company generated net income of $1,505,907 during the three months ended September 30, 2003 compared with a net loss of $158,001 during the three months ended September 30, 2002.
Liquidity and Capital Resources

As of September 30, 2003, cash and cash equivalents totaled $2,950,933, representing a $1,548,753 increase from the December 31, 2002 balance of $1,402,180. Similarly, working capital increased by $1,784,953, or 145%, to $3,012,714 at September 30, 2003 from $1,227,761 at December 31, 2002. This increase in working capital and cash and cash equivalents reflects the continued growth of the IT Commonwealth as well as the third quarter 2003 sale of the Company's Applied Discovery investment for $1,806,937.

Cash used in operations was $464,796 during the first nine months of 2003, primarily reflecting the increase in working capital during the period. This compares to cash used in operating activities of $348,599 during the first nine months of 2002.

Net cash provided by investing activities was $554,256 in the nine months ended September 30, 2003, primarily related to the $1,806,937 proceeds from the sale of the Company's investment in Applied Discovery and the collection of an additional $300,000 of principal on the BAB, Inc. note receivable. These receipts were partially offset by the $1,246,308 paid to acquire Paragon and the $253,332 of contingent consideration paid to the former BBT shareholders. During the nine months ended September 30, 2002, the Company used $2,315,564 for investing activities, reflecting $2,610,896 paid for the BCG acquisition, which was partly offset by the collection of $409,811 of principal on the BAB, Inc. note receivable.

The Company generated $1,459,293 of cash flow from financing activities in the first nine months of 2003, which mainly represented the borrowing of long-term debt of $1,500,000 to fund the acquisition of Paragon. The debt has a maturity date of December 31, 2006 and requires quarterly cash payments of interest beginning March 31, 2003, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty. During the same period in 2002, the Company generated $3,342,168 of cash from financing activities, primarily related to the borrowing of long-term debt to finance the BCG acquisition on May 31, 2002 and several sales of restricted common stock of the Company.

Management believes that the recent improvement in profitability and operating cash flows from the Commonwealth, combined with the Applied Discovery proceeds and continued efforts to limit corporate headcount and administrative costs, will allow the Company to generate sufficient cash from operations to satisfy existing operating cash needs and working capital requirements of the Company during 2003. The Company also has access to short-term borrowings utilizing the existing line of credit maintained by BBT of $250,000 and is negotiating a new corporate credit line that should be completed and available for borrowing in the fourth quarter of 2003. The BBT line, for which there were no amounts outstanding at September 30, 2003, is renewable annually and bears interest at a variable rate based on the prime rate, plus 1%. The terms of the new corporate credit line are still being negotiated and no assurances can be given that the Company will be successful in securing this credit line.

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

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that will allow the Company to repurchase up to 150,000 shares of its common stock from time to time in open market transactions. As of September 30, 2003, the Company had repurchased 13,775 shares of its common stock that are reflected as treasury stock on the balance sheet.

During the first nine months of 2003, the Company experienced the following changes in its financial commitments.

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

- The Company has committed to pay the contingent consideration for the first annual performance period to the former BCG shareholders, representing $764,132 in cash and 369,146 shares of common stock that was valued at $753,058. A liability was recorded in the third quarter of 2003 for these amounts, thus reducing the potential financial commitment to the former BCG shareholders by these amounts for contingent consideration payable under the BCG merger agreement.


Critical Accounting Policies and Significant Use of Estimates

There were no changes to the Company's critical accounting policies in the first nine months of 2003. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill. The following summarizes transactions incorporated in the Company's financial statements for the nine months ended September 30, 2003, that required the use of significant estimates.

Allocation of Purchase Price - In connection with the acquisition of PDI, management will allocate the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total preliminary purchase price reflected in the Company's financial statements at September 30, 2003, management used the best information available to make certain assumptions in estimating the fair market value of PDI's tangible assets, intangible assets and liabilities. The final determination of purchase price and the allocation to all tangible and intangible assets acquired and liabilities assumed will be completed by December 31, 2003.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this standard did not materially impact the Company's financial position or results of operations.

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

PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. The court indicated that a trial will likely be scheduled for the first quarter 2004.

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against BBT in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by BBT pursuant to a Partnership Agreement dated July 5, 2001, under which BBT had agreed to pay GRC a percentage of gross billings charged to a specific client of BBT. On April 3, 2003, BBT filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. On October 29, 2003, BBT received a demand letter from GRC's counsel seeking approximately $146,000 in damages. BBT is currently preparing response to the demand letter that it expects to complete by the end of the discovery period on December 25, 2003. BBT believes that its existing accrual will be adequate to cover any potential settlement with GRC. A conference or trial date on the claim or counterclaim has not been set by the court.


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

b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated August 4, 2003, to report the issuance of a press release announcing the support of BEA Systems, Inc.'s new WebLogic Platform 8.1T by its wholly-owned subsidiary, Back Bay Technologies.

The Company filed a current report on Form 8-K dated August 19, 2003, to report the issuance of a press release announcing its operating results for the three and six months ended June 30, 2003.

The Company filed a current report on Form 8-K dated September 5, 2003, to report the issuance of a press release announcing the sale of one of its legacy investments, Applied Discovery, to LexisNexis (TM), a member of Reed Elsevier Group plc (NYSE: ENL).



                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ZANETT, INC.

 Dated: November 13, 2003        /s/ David M. McCarthy
                                 ------------------------------------------
                                 David M. McCarthy, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: November 13, 2003        /s/ Jack M. Rapport
                                 -------------------------------------------
                                 Jack M. Rapport, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)