Form 10KSB
period 2003-12-31
ZANETT INC
filed 2004-04-14
CIK 1133872

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                -------------
                                 FORM 10-KSB
                                -------------

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                For the Fiscal Year Ended: December 31, 2003

                                      OR

  |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                -----------   -----------

                        Commission File Number: 0-32315

                                 ZANETT, INC.

                (Name of Small Business Issuer in Its Charter)

                Delaware                                      56-4389547
    --------------------------------                    --------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

135 East 57th Street, 15th Floor, New York, NY                  10022
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)

                                (212) 980-4600

                               ----------------

                 (Issuer's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Common Stock
                               ----------------
                               (Title of Class)

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

      Issuer's net revenues for the year ended December 31, 2003 were $17,048,808.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 02, 2004 is $2,322,609 based on the closing price of the Registrant's common stock on such date of $3.00 as reported by the Nasdaq Small Cap Market.

      There were 28,116,377 shares of common stock outstanding as of April 02, 2004.

INCORPORATION BY REFERENCE

      Certain information contained in Part III of this Annual Report on Form 10-KSB is incorporated by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

                                 ZANETT, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2003

                               TABLE OF CONTENTS
                                                                         PAGE

                                    PART I
     Item 1.  Description of Business                                       5
     Item 2.  Description of Property                                       8
     Item 3.  Legal Proceedings                                             8
     Item 4.  Submission of Matters to a Vote of Security                   9
              Holders

                                    PART II

     Item 5.  Market for Common Equity and Related
              Stockholder Matters                                          10
     Item 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          14
     Item 7.  Financial Statements                                         35
     Item 8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          35
     Item 8.a Controls and Procedures                                      35

                                   PART III
     Item 9.  Directors and Executive Officers of the Registrant           36
     Item 10. Executive Compensation                                       39
     Item 11. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters               39
     Item 12. Certain Relationships and Related Transactions               41
     Item 13. Exhibits and Reports on Form 8-K                             42
     Item 14. Principal Accountant Fees and Services                       44

                                    PART I

As used herein, "Zanett" and the "Company" refer to Zanett, Inc. and its wholly-owned, consolidated operating subsidiaries: Back Bay Technologies, Inc. ("BBT"), Brandywine Computer Group, Inc. ("BCG"), Paragon Dynamics, Inc. ("PDI") and Delta Communications Group, Inc. ("Delta").

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

Item 1. Description of Business

Overview

Zanett is an information technology ("IT") holding company that provides specialized IT solutions through its operating subsidiaries to Fortune 500 corporations, middle market companies and large government agencies. Collectively, the Company and its operating subsidiaries are referred to as the IT Commonwealth TM (the "IT Commonwealth" or "Commonwealth").

The Company seeks to grow both organically and by acquisition. Since the Company was formed in 2000, four operating companies have been acquired.

On December 7, 2001, the Company acquired Back Bay Technologies, Inc. ("BBT"), based in Needham, MA. BBT is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), based in Mason, OH. BCG provides technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems.

On January 31, 2003, the Company acquired Paragon Dynamics, Inc. ("PDI"), based in Denver, CO. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

On December 4, 2003, the Company acquired DeltaData, Inc. (dba Delta Communications Group), based in Aliso Viejo, CA. which changed its name to Delta Communications Group, Inc. ("Delta"). Delta is a voice and data communications network integrator that sells IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks and provides related IT security, design and implementation solutions.

The IT Commonwealth model seeks to preserve the culture, management and business practices that contributed to the success of the acquired entities while leveraging cross-selling opportunities and achieving economies of scale. Although each IT Commonwealth Member ("Commonwealth Member" or "Member") continues to market its own products and services and individually manage its own client relationships post acquisition, each Member also becomes a source of leads to other IT Commonwealth Members. The Company encourages collaboration, knowledge-transfer, resource sharing and cross marketing among Members, while seeking to preserve each Member's autonomy and individual strengths. To facilitate this collaborative process, regular meetings are attended by the management of each Member and holding company management. The Commonwealth's overarching mission is to offer solutions that meet or exceed client expectations, are delivered on time and within budget, and achieve superior results.

Members can also avail themselves of centralized corporate services, such as: legal support; financial and accounting assistance; human resource management support; and data network management and maintenance. By centralizing these functions, IT Commonwealth Members can focus on their core skill sets and seek to achieve the highest possible standards of service quality.

The Company has two reportable business segments, Commercial Solutions and Government Solutions. For additional information regarding these segments, refer to Note 5 to the Company's Consolidated Financial Statements.

The Company was incorporated in Delaware in 2000. At that time, its approach to building shareholder value was to invest in and provide financial, managerial and business plan consulting services to several concept-stage and development-stage companies ("affiliate companies"). Each affiliate company had developed or was developing technologies that leveraged the power of the Internet to make business transactions, knowledge-management, data sharing or communications more efficient and effective. During 2002, the Company's investments in the affiliate companies were written off, with the exception of its investment in Applied Discovery, Inc., which was sold in July 2003.


Name Change

On August 26, 2002, the Company changed its name from Planet Zanett, Inc. to Zanett, Inc.


Customers

The Company's customer base consists primarily of large businesses and U.S. government agencies with needs for IT solutions, including strategy and systems architecture consulting, business application development, systems implementation and integration, systems engineering and technical assistance and IT hardware and peripheral equipment.

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2003, two customers accounted for approximately 18% and 12% of net revenues. During 2002, three customers accounted for approximately 20%, 17% and 12% of net revenues. Revenues derived from BBT's and BCG's consulting contracts, and Delta's sales of data and voice communication and related security hardware and service solutions are generally non-recurring in nature. PDI's contracts, typically with Fortune 500 aerospace and large consulting firms that serve as prime contractors on large Defense Department projects, span from 6 months to 3 years. PDI thus has both recurring and non-recurring revenues.

To lessen its dependence on any one particular service line, customer or group of customers, the Company intends to expand its customer base through organic growth as well as through additional acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Key Customers; Non-Recurring Revenue."


Competition

Each of the IT Commonwealth Members faces significant competition in its individual markets. The Company believes competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding their sales into consulting, integration and implementation services.

The Company believes that competition in the IT solutions market is based upon the following factors:

      *  Speed of response to customer requests
      *  Flexibility and willingness to adapt to customer needs
      *  Responsiveness to customer demands
      *  Number and availability of qualified engineers and programmers
      *  Project management capability
      *  Technical expertise
      *  Size and reputation
      *  Brand recognition and geographic presence
      *  Price

IT Commonwealth Members compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, IBM Global Services, Keane, EDS and AT&T. These competitors include (i) large information technology consulting and service providers and application software firms;
(ii) international, national, regional and commercial Internet service providers ("ISPs") who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting and consulting firms. Many of the Company's competitors have expanded their service offerings over the past several years and increased their focus on e-Business and the IT professional services markets, thus increasing the number of organizations that are providing solutions similar to those offered by the IT Commonwealth.

As a result of continued competition, the Company expects to encounter pricing pressure, which in turn could result in reductions in the average selling price of its solutions. There can be no assurance that the Company will be able to offset the effects of any such price reductions through an increase in the number of customer engagements, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that continuing consolidation in the business and IT solutions market could result in increased price pressure and other competition in the industry.

There is also a high degree of competition among companies seeking to acquire interests in IT services companies such as those the Company targets for acquisition. A large number of established and well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may also find to be desirable candidates to become IT Commonwealth Members. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have greater access to capital than the Company. Although entrepreneur-founders of privately held IT solutions companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that Zanett can provide, management believes that the IT Commonwealth offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the IT Commonwealth. Nonetheless, this kind of competition could limit the Company's growth-by-acquisition strategy as the number of target Commonwealth Members decreases.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Competition" for additional discussions of matters that could affect its ability to compete in its markets.


Employees

As of December 31, 2003, the Company had 108 full-time employees, compared with 61 full-time employees as of December 31, 2002. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

Intellectual Property Rights

The Company relies upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. It enters into confidentiality agreements with its employees, subcontractors, vendors, consultants and clients, and limits access to and distribution of its proprietary information.
The Company's services involve the development of business and technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although the Company sometimes retains ownership of certain development tools and may be granted a license to use the solutions for certain purposes. In certain cases its clients have prohibited it from marketing the solutions developed for them for specified periods of time or to specified third parties, and the Company anticipates that certain of its clients will demand similar or other restrictions in the future.

Item 2. Description of Property

Zanett sublets approximately 1000 square feet of office space in New York, New York, from The Zanett Securities Corporation ("Zanett Securities"), a company owned by two of the principal shareholders of the Company. (See Item 12 - Certain Relationships and Related Transactions.) The Company's use of this space and related facilities are subject to the terms of a management services agreement between Zanett Securities and the Company. This agreement expires in December 2005.

BBT leases approximately 2,468 square feet of office space in Needham, Massachusetts, from a third party at a fixed monthly fee that expires in September 2004 and may be renewed at BBT's option for a six month period.

BCG leases approximately 2,612 square feet of office space in Mason, Ohio, and has additional offices in Louisville, Kentucky and Wilmington, Delaware. These leases are with third parties at a fixed monthly fee and expire in July 2005, September 2004 and July 2004, respectively.

PDI leases approximately 3,064 square feet of office space in Aurora, Colorado from a third party at a fixed monthly fee. This lease expires in August 2008. PDI also leases a 200 square feet of office space in Colorado Springs, CO on similar terms.

Delta leases approximately 1,007 square feet of office space in Aliso Viejo, California from a third party at a fixed monthly fee. This lease expires in August 2004.

The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26-27, 2004, a non jury trial was held in U.S. District Court in Wilmington, DE. A decision by the court is currently pending.

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against one of the Company's subsidiaries (the "Subsidiary") in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by the Subsidiary pursuant to a Partnership Agreement dated July 5, 2001, under which the Subsidiary had agreed to pay GRC a percentage of gross billings charged to a specific client of the Subsidiary. On April 3, 2003, the Subsidiary filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. On October 29, 2003, the Subsidiary received a demand letter from GRC's counsel seeking approximately $146,000 in damages. By letter dated November 11, 2003, the Subsidiary responded to GRC's demand letter and made a settlement proposal, which was subsequently rejected by GRC. The parties' settlement negotiations are currently suspended. According to a notice of the Superior Court dated February 13, 2004, the deadline for completion of discovery is May 25, 2004 and the case is placed on the July 2004 pre-trial conference list. The Company believes that its existing accrual in its consolidated financial statements will be adequate to cover any potential settlement with GRC.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett's Common Stock, as reported in the NASDAQ Small Cap Market for the two years ended December 31, 2003. When Zanett was formed on October 30, 2000, its Common Stock was traded under the symbol "INCU." Effective February 8, 2002, the ticker symbol was changed to and the stock began to trade under the symbol "ZANE".

The following table shows quarterly low and high sales information for the Common Stock for the two years ended December 31, 2003:
                                                         High       Low
                                                         -----      -----
Year Ended December 31, 2003                             $3.70      $2.00
      First Quarter                                      $2.25      $2.00
      Second Quarter                                     $2.99      $2.00
      Third Quarter                                      $3.70      $2.00
      Fourth Quarter                                     $3.60      $2.26

Year Ending December 31, 2002                            $2.98      $1.70
      First Quarter                                      $2.97      $2.01
      Second Quarter                                     $2.98      $2.01
      Third Quarter                                      $2.72      $2.00
      Fourth Quarter                                     $2.80      $1.70

Records of Zanett's stock transfer agent indicate that as of April 02, 2004, there were 28,116,377 shares of Common Stock outstanding held by approximately 216 holders on record and 1,358 holders whose shares are legally held by a broker. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.



Recent Sales of Unregistered Securities

On January 27, 2002, the Company sold 480,000 unregistered shares of restricted Common Stock to two of its executive officers at $2.00 per share which was the price of the stock on the date of issuance. The shares were fully vested upon issuance and the officers paid for the shares by issuing full recourse promissory notes in the aggregate amount of $960,000. The shares are subject to a stock pledge agreement. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On January 31, 2002, the Company sold 50,000 unregistered shares of restricted Common Stock in a private placement with two individuals. The shares were issued at $2.00 per share which was the price of the stock on the date of issuance for total gross proceeds to the Company of $100,000. These proceeds were used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On April 18, 2002, the Company entered into an agreement with a firm to provide public relations services. As payment for these services, the Company issued 28,666 shares of Common Stock valued at $61,632 based upon the closing price of the stock of $2.15 on the date of the issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On April 30, 2002, the Company sold 90,000 unregistered shares of restricted Common Stock in a private placement to four individuals, one of whom is a principal shareholder of the Company. The shares were issued at $2.00 per share which was the price of the stock on the date of issuance for total gross proceeds to the Company of $180,000. These funds were used to fund the operations and working capital requirements of the Company and its subsidiaries. The sale of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

Effective May 31, 2002, the Company issued 1,508,838 unregistered shares of restricted Common Stock as part of the consideration for the acquisition of BCG which were valued at $2.27 per share based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was executed and closed on the same date. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 4, 2002, the Company sold 55,018 unregistered shares of restricted Common Stock to one of its executive officers at the market price of $2.15 per share. The Company was issued a full recourse promissory note by the officer as payment for these restricted shares of Common Stock in the aggregate amount of $118,289. The note matures on November 1, 2005 and bears interest, payable at maturity, at 5% per annum and is secured by the common stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

In August 1, 2002, the Company issued 16,666 options to purchase the Company's Common Stock to extend the services agreement with one of the public relations firms discussed above for an additional three month period. These options were issued with an exercise price of $2.00 per share, which resulted in a stock compensation charge of $9,416 during the year ended December 31, 2002, based on the fair value of the options calculated using the Black-Scholes valuation model.

On August 5, 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. As part of the compensation for these services, the Company issued 18,000 unregistered shares of Common Stock. The shares were issued at $2.11 per share, which was the closing price of the stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On January 31, 2003, the Company issued 585,083 unregistered shares of restricted Common Stock to the former PDI shareholders as the stock portion of the initial purchase consideration to acquire PDI. The shares were valued at $2.06 per share based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was executed and closed on the same date. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

 On April 2, 2003, the Company issued 190,000 unregistered shares of restricted Common Stock to the BBT shareholders as the stock portion of the contingent consideration paid based on BBT's operating performance for the 12 months ended December 31, 2002. The shares were valued at $2.10 per share based on the average closing price of the Common Stock for the three trading days prior to December 31, 2002. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On May 5, 2003, the Company entered into an agreement with a firm to provide public relations services for a two year period. As part of the payment for these services, the Company issued 10,000 shares of Common Stock. The shares were valued at $2.00 per share which was the closing price of the stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On October 15, 2003, the Company entered into an agreement with a firm to provide public relations services for a two year period. As part of the payment for these services, the Company issued 10,000 shares of Common Stock. The shares were valued at $3.50 per share which was the closing price of the Common Stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On October 27, 2003 the Company issued 369,146 unregistered shares of restricted Common Stock to the BCG shareholders as the stock portion of the contingent consideration paid based on BCG's operating performance for the first annual performance period ended May 31, 2003. The shares were valued at $2.04 per share which was the closing price of the Common Stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2003 the Company issued 89,255 unregistered shares of restricted Common Stock to the Delta shareholders as the stock portion of the initial purchase consideration to acquire Delta. The shares were valued at $2.85 per share based on the average closing price of the Common Stock for the three trading days prior to the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

All of the aforementioned unregistered shares are restricted under lock-up agreements with the Company that prohibit the holder from reselling or otherwise disposing of his or her shares prior to the fifth anniversary date of the acceptance by the Company of such holder's subscription. A percentage of the holder's shares may be released from these lock-up restrictions when the Common Stock reaches certain specified prices.

During 2003, four former employees of the Company exercised stock options totaling in aggregate 11,833 shares of the Company's Common Stock. In payment of their exercise prices, all such former employees surrendered some of their options to effect a cashless transaction, and were issued in aggregate 5,922 unregistered shares of the Company's Common Stock.


Repurchase of Common Stock
----------------------------------------
Total number     Average
of shares        Price            Amount
-------------   -----------   ----------
  24,775           $2.14       $ 55,926

The above table indicates the number of shares repurchased in connection with the Company's stock repurchase plan that was authorized by the Board of Directors and made effective May 1, 2003. The plan allows the Company to repurchase up to 150,000 shares of its common stock from time to time in open market transactions. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Zanett is an information technology ("IT") holding company that provides specialized IT solutions through its operating subsidiaries to Fortune 500 corporations, middle market companies and large Government agencies. Collectively, the Company and its operating subsidiaries are referred to as the IT Commonwealth TM (the "IT Commonwealth" or "Commonwealth").

Prospective IT Commonwealth members ("IT Commonwealth Members" or "Members") are selected for their profitability, market position, clients, management team and professional staff. Acquisition terms are designed to limit financial risk to Zanett shareholders in several ways, among them: 1) by requiring the acquired entities to meet pre-determined performance milestones in order for the sellers to receive full purchase consideration; 2) through the use of Zanett common stock as purchase consideration, which helps align former sellers' interests with Zanett shareholders and executive management, and 3) by requiring former owner/managers, as well as key employees, to enter into employment contracts.

The Company divides its operations into two business segments: Commercial Solutions and Government Solutions. The Commercial Solutions segment consists of its wholly-owned subsidiaries: Back Bay Technologies, Inc., ("BBT"), based in Needham, Massachusetts, Brandywine Computer Group, Inc. ("BCG"), based in Mason, Ohio, and Delta Communications Group, Inc. ("Delta"), based in Aliso Viejo, California. The solutions provided by this segment include services to initiate, develop and implement e-business systems, including full life cycle application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services. The Company's Government Solutions segment consists of its wholly-owned subsidiary Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

The market for technology solutions declined significantly in 2001 and 2002, but began to stabilize and modestly improve in the second half of 2003. The Company benefited somewhat from this modest resurgence in demand but grew primarily from its acquisition of two new Commonwealth members in 2003: PDI in January 2003 and Delta in December 2003. For the year ended December 31, 2003, the Company recognized net revenues of $17,048,808 and operating income of $589,821, compared with net revenues of $10,529,790 and an operating loss of $(1,087,092) in 2002.

As shown in the following table, operating income generated in 2003 by the Commercial Solutions segment, comprised of Commonwealth Members BBT and BCG for the full year, and Delta since its acquisition on December 4, 2003 was $1,609,679. In 2002, this segment, which then consisted of BBT for the full year and BCG since its acquisition on May 31, 2002, had operating income of $1,748,268. The decrease in operating income from year to year for the Commercial Solutions segment was primarily attributable to a decline in the demand for advanced technology solutions in the United States during 2003. The operating income generated by the Government Solutions segment was $1,066,750 in 2003. (For a more complete discussion of segment information see Note 5 in the accompanying Consolidated Financial Statements).

                                               2003            2002
                                          ------------    ------------
Operating income - Commercial Solutions   $  1,609,679    $  1,748,268
Operating income - Government Solutions      1,066,750               -
Operating loss - Development Segment                 -        (592,115)
Operating expenses - Corporate              (2,086,608)     (2,243,245)
                                          ------------    ------------
Reported operating income/(loss)          $    589,821    $ (1,087,092)
                                          ============    ============

The Company's operating results are more fully discussed under "Results of Operations" below.

Two cost containment actions taken by management in 2002 positively affected the Company's overall operating results in 2003: the phase out of its development segment and the restructuring of certain stock compensation arrangements with business associates. These actions significantly reduced impairment charges and non-cash stock compensation expenses in 2003 to $0 and $102,146, respectively, as compared with $1,024,522 and $367,591, respectively, in 2002. Together with the $1,356,937 gain on the sale of its investment in Applied Discovery, Inc., the last of its affiliate company investments, the Company achieved net income for the year ended December 31, 2003 of $1,211,025 compared to a net loss of $(1,267,616) for the year ended December 31, 2002.

For 2004, although the Company is seeing signs of growth in its business, the economic outlook is still uncertain. Management believes that technology spending by large and medium sized companies improved in the second half of 2003; however, it cannot predict whether, and to what extent, the improvement in the market for technology consulting solutions will continue. When the market does improve significantly, the Company cannot predict whether, and to what extent, the demand for its solutions will increase. Any decline in the Company's service revenues will have a significant impact on its financial results, particularly because a significant portion of its operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from its cost containment initiatives, its costs for personnel, sales and marketing and general and administrative activities could increase as a percentage of revenues, thereby affecting operating results.

The Company's future segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects and assignments in which it is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large project or client may constitute a significant portion of the Company's total revenues in a particular quarter.


Critical Accounting Policies and Significant Use of Estimates in the Company's Financial Statements

In many cases, the accounting treatment of a particular transaction in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles", or "GAAP") is specifically dictated, with little or no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

However, the preparation of GAAP financial statements sometimes requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion reviews the critical accounting policies and items incorporated in the Company's financial statements that required the use of significant management estimates. The following listing is not intended to be a comprehensive list of all of Zanett's accounting policies. The Company's significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.

The Company has identified revenue recognition, stock based compensation, purchase accounting, and the evaluation of the carrying value of goodwill and other intangibles as critical accounting policies of the Company.


Revenue Recognition

The Company earns revenue primarily from IT professional services and the sale of IT Hardware.

IT Professional Services

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the years ended December 31, 2003 and December 31, 2002.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of net revenues and any amounts re-invoiced to customers are included in revenue during the period in which they are incurred.

On occasion, certain contracts may have substantive customer acceptance provisions. In such cases, revenue is recognized upon receipt of acceptance from the customer.

Unbilled revenue represents revenue for which services have been performed and costs incurred that have not yet been invoiced to the customer.


IT Hardware Sales

Revenues related to Hardware sales are recognized when title and risk of loss is transferred to the customer, which is generally at the time of shipment. The Company records an estimate of future product returns based on its historical experience. Freight-in and other out-of-pocket expenses related directly to hardware sales are included in costs of sales. Amounts invoiced to customers for these expenses are included in net revenues during the period in which they are incurred.

Amounts invoiced or received prior to the performance of services under customer contracts or the shipment of Hardware are recognized as a liability and revenue recognition is deferred until such time as all revenue recognition criteria have been met.


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


Purchase Accounting

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair market value of the acquired companies' tangible assets, intangible assets (such as customer lists, and long term contracts) and liabilities.


Evaluating the Carrying Value of Goodwill

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value based on discounted cash flow and market value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess.


Intangibles and Long-Lived Assets

Intangibles and long-lived assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of intangible and long-lived assets are reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future, undiscounted cash flows associated with the asset, and compares that to the carrying value. If the carrying value exceeds the estimated cash flows, the asset is written down to its estimated fair value.


Operating Segments

Prior to 2003, the Company reported two segments, IT Services and Development. With the write-off of the majority of its Development segment investments and the Company's intent to no longer make investments in the Development segment, the Company ceased operations of this segment at the end of 2002 and as of January 1, 2003, all remaining assets of the Development segment, with a carrying value of $527,956, were reclassified as corporate assets.

As of the beginning of 2003, the Company began recognizing its two current business segments, Commercial Solutions and Government Solutions, as described in the Overview above.

All of the Company's operations during 2003 and 2002 were in the United
States.

The Company measures operating performance based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate administrative expenses.


Results of Operations

The Company had net revenues of $17,048,808 for the year ended December 31, 2003, compared with $10,529,790 in 2002. This increase of $6,519,018, or 62%, related primarily to the growth of the IT Commonwealth from the acquisition of additional subsidiaries.

Cost of net revenues consists primarily of salaries and related costs of professional staff, fees paid to outside contractors engaged for specific client projects, travel-related costs incurred to provide solutions at client locations, referral fees paid under a preferred partner agreement and inventory purchases. Cost of net revenues were $10,522,597 for the year ended December 31, 2003, which included costs of PDI and Delta since February 1, 2003, and December 1, 2003, respectively. In 2002, cost of services were $6,488,430, which included the costs of BBT for the entire year and the costs of BCG from June 1, 2002.

Selling and marketing expenses consist primarily of salaries, sales commissions, employee benefits, travel expenses of selling and marketing personnel and promotional costs. Selling and marketing expenses increased 49% in 2003 versus 2002 from $833,036 to $1,242,087, primarily due to the acquisition of PDI, but also due to increased marketing efforts in the face of reduced demand for its services.

General and administrative expenses consist primarily of professional fees, administrative employee compensation, stock-based compensation for corporate employees and consultants, travel and entertainment, depreciation and amortization, insurance, office costs and other miscellaneous administrative expenses. For the year ended December 31, 2003, total general and administrative expenses ("G&A") were $4,694,303 as compared to $3,927,825 in 2002. However, G&A in 2003 decreased as a percentage of net revenues to 27% from 37% in 2002 due primarily to cost containment policies adopted in 2003 and the Company's higher revenue base. These cost containment actions allowed the Company to generate increased leverage from its existing general and administrative resources while its service revenues began to increase.

The Company incurred no impairment charges relating to certain intangible and long-lived assets in 2003 compared to recorded charges of $367,591 during 2002. Of this amount, $286,432 represented an impairment of investments in certain affiliate companies and the remaining $81,159 was to write-off the remaining capitalized software of GlobeDrive, Inc., an affiliate company in Zanett's development segment that ceased operations in 2002.

The effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income in 2003 of $589,821 compared with a loss of $(1,087,092) in 2002.

Interest income decreased 31% to $129,186 in 2003 from $186,390 in 2002. This decrease was primarily due to lower interest rates and a reduction in the balance due on the BAB, Inc. note due to periodic principal payments, as well as the forgiveness of $1,300,000 in notes receivable from business associates when the underlying shares of the Company's common stock were repurchased in August 2002. These decreases were partly offset by interest income generated on overall higher balances of cash and cash equivalents during the third quarter of 2003, primarily as a result of the cash proceeds of the sale of the Company's investment in Applied Discovery in July 2003.

Interest expense increased $449,774, or 123%, to $816,409 in 2003 from $366,635 in 2002. This increase related to the notes payable issued to one of the Company's principal shareholders and other long-term debt that was incurred to fund the cash portion of the purchase price paid to acquire the four Commonwealth subsidiaries. Total long-term debt increased to $6,075,000 at the end of 2003 from $4,575,000 at the end of 2002.

The Company had no equity in losses of affiliates in 2003 compared to a loss of $4,836 from its Fanlink Networks, Inc., another affiliate company, which ceased operations during 2002.

The Company recognized income tax expense of $41,529 for 2003 compared with income tax expense of $206,270 in 2002. The income tax provision relates primarily to state income tax for states in which its operating subsidiaries operate or where they generate income. The Company's Federal income tax expense for 2003 and 2002 was insignificant due to the utilization of tax loss carryforwards. In 2004, the balance of these carryforwards will be utilized and the Company expects to incur future Federal income tax expense.

In July 2003, the Company sold its investment in Applied Discovery. Under the terms of the transaction, the Company received $1,806,937 in cash for the shares it owned, resulting in a gain of $1,356,937 on its initial investment of $450,000.

As a result of the above, for the year ended December 31, 2003, Zanett reported net income of $1,211,025 compared to a net loss of $(1,267,616) for the year ended December 31, 2002.


Liquidity and Capital Resources

The Company's principal capital requirements have been to fund acquisitions, meet working capital needs and subsequent to December 31, 2003, to repay short-term debt (see Note 18 in the accompanying Notes to the Consolidated Financial Statements). The Company's liquidity needs over the last two years have been met through funds provided by operating activities, short-term borrowings and long-term borrowings.

The Company invests its excess cash predominantly in overnight deposits and money market funds with the intent of keeping funds readily available for operating and strategic investment purposes.

Cash and cash equivalents at December 31, 2003 totaled $2,121,291, representing a 51% increase of $719,111 from the 2002 year-end balance of $1,402,180. The change in the Company's cash position between years was primarily the result of the Company's receipt of $1,806,937 in cash proceeds from the sale of its investment in Applied Discovery in July 2003.

During 2003, net cash used in operations was $785,496 compared to $554,315 in 2002. The increase in net cash used was due primarily to the interest payments on the notes payable related to the acquisitions. Total long-term debt increased to $6,075,000 at December 31, 2003 from $4,575,000 at December 31, 2002.

In 2003, the Company generated net cash from investing activities in the amount of $92,260 versus $2,181,338 in net cash used in investing activities in 2002. The difference between years is primarily due to the Company's sale of its investment in Applied Discovery in July 2003 with no similar transaction occurring during 2002. During 2003, the Company used $1,921,105, net of cash acquired, to fund acquisitions which were offset by $1,806,937 of cash proceeds received from the sale of the Company's investment in Applied Discovery, the collection of $300,000 of principal on the BAB, Inc. note receivable and the collection of $50,000 of principal on an employee note receivable.

The Company generated $1,412,347 of net cash from financing activities in 2003 compared to $3,337,575 in 2002. Because of the cash generated by the sale of its investment in Applied Discovery, less new debt to fund growth was required. However, new debt was still required, and the majority of the $1,801,162 net cash from financing activities in 2003 represented proceeds received from the issuance of long-term debt and short-term debt of $1,500,000 and $431,667, respectively. The issuance of the $1,500,000 long-term debt was to fund the acquisition of PDI. The debt has a maturity date of January 7, 2007 and requires quarterly cash payments of interest beginning March 31, 2003 at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.
The short-term debt consisted of $431,667 of net borrowings drawn under the Company's line of credit with a financial institution to fund operations. Subsequent to December 31, 2003, the Company repaid the then outstanding balance under its line of credit and does not intend to re-use it (See further discussion below and in Note 18 to the accompanying Notes to Consolidated Financial Statements).

Management believes that the recent improvement in operating profitability, current cash on hand and expected increases in the operating cash flows of its operating subsidiaries will provide sufficient cash to satisfy existing working capital requirements and other operating cash needs of the Company in 2004. However, for the Company to implement its acquisition strategy, it will need to raise additional capital. The Company therefore plans to establish one or more credit accommodations with financial institutions or through a private placement of debt to provide both working capital and acquisition funding. Its ability to secure such accommodations is not certain, and an inability to obtain such credit could hamper its growth plans.

To further minimize cash outlays, the Company will continue to supplement compensation for both existing and new employees with equity incentives where possible, thereby reducing cash requirements that would otherwise be necessary without the equity incentives. The Company believes that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, the stockholders of the Company, at its annual meeting in June 2003, approved an amendment to the Zanett, Inc. Incentive Stock Plan ("Stock Plan") that increased the number of equity securities that can be issued under the plan from 5,000,000 shares to 7,000,000 shares. While this increase allows management greater flexibility in its use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows the Company to repurchase up to 150,000 shares of its Common Stock from time to time in open market transactions. As of December 31, 2003, the Company had repurchased 24,775 shares of its Common Stock at a cost of $55,926. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

During 2003, the Company experienced the following changes in its financial commitments.

- The Company issued a note payable to a third party in the amount of $1,500,000 to fund the cash portion of the initial purchase consideration for the PDI acquisition.

- The Company extended the maturity date on a note payable to a related party in the amount of $1,500,000 from December 31,2004 to May 31,2005.

- As part of the PDI acquisition, the Company has a commitment to pay aggregate contingent purchase consideration of $1,200,000 in cash and $2,000,000 in Common Stock in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 31, 2004, 2005 and 2006.

- As part of the Delta acquisition, the Company has a commitment to pay aggregate contingent purchase consideration of $435,000 in cash and $1,365,000 in Common Stock in equal installments over the next three years subject to Delta's achievement of certain financial performance targets for each of the fiscal years ended November 30, 2004, 2005 and 2006.

- The Company paid the former shareholders of BBT contingent consideration of $253,332 in cash and 190,000 shares of Common Stock that was valued at $399,000, thus reducing the Company's potential financial commitment to the former BBT shareholders to $833,333 in cash and 416,666 shares of Common Stock.

- As a result of the Delta acquisition, the Company acquired a pre-existing $250,000 line of credit with a finance company. The interest rate on the line of credit is Prime plus 2.5%. The line of credit is collaterized by certain of Delta's accounts receivable and the personal guarantee and personal assets of a former owner of Delta. During December 2003, the Company repaid the outstanding balance of $100,446 on this line of credit and as of December 31, 2003 there were no borrowings outstanding against it. The Company intends to maintain this line of credit in 2004 to provide working capital for Delta.

- As part of the BBT and PDI acquisitions, the Company had other credit accommodations during 2003 with an aggregate borrowing limit of $850,000. These credit arrangements, which were secured by various assets of the Company, either terminated or were not renewed during 2003.

- The Company acquired a note payable to a bank in the amount of $336,128 as a result of its acquisition of Delta in December 2003. The 7.5% note payable was secured by a personal asset of a former owner of Delta.
   The Company repaid the note payable in full in December 2003.

- The Company established a revolving credit facility with a financial institution in 2003. Subsequent to December 31, 2003, the Company repaid the then outstanding balance on this revolving credit facility and has not undertaken, nor does it intend to undertake, any additional borrowings against the facility.

- In 2003, the Company had committed to pay the contingent consideration for the first annual performance period to the former BCG shareholders, representing $764,132 in cash and 369,146 shares of Common Stock that was valued at $753,058. A liability was recorded in the third quarter of 2003 for these amounts, thus reducing the potential financial commitment to the former BCG shareholders by these amounts for contingent consideration payable under the BCG merger agreement. However, in March 2004, the Company agreed to pay $120,000 in cash and issued put options that were valued at $33,000 in lieu of contingent consideration that was valued at $753,058 for the first annual performance period to the former BCG shareholders. This change results in a reduction of the purchase price for BCG in the amount of $458,306 which will be recorded in the first quarter of 2004.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of its acquisitions were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of the Company's obligations at December 31, 2003. The table should be read together with the notes to the Consolidated Financial Statements.

                                    Due in less     Due in one     Due after
  Obligation                       than one year   to five years   five years
  ----------                       -------------   -------------   ----------
Contingent consideration for
  acquisition of BBT (1)            $   833,333     $         -     $       -
Contingent consideration for
  acquisition of BCG (2)            $ 1,375,438     $   764,132     $       -
Contingent consideration for
  acquisition of PDI (3)            $   400,000     $   800,000     $       -
Contingent consideration for
  acquisition of Delta (4)          $   145,000     $   290,000     $       -
Notes payable to related party (5)  $         -     $ 4,575,000     $       -
Notes Payable to third party (6)    $         -     $ 1,500,000     $       -
Bank line of credit (7)             $   431,667     $         -     $       -
Non-cancelable office lease (8)     $    89,816     $   193,962     $       -
                                    -----------     -----------     ---------
                                    $ 3,275,254     $ 8,123,094     $       -
                                    ===========     ===========     =========

(1) Contingent consideration payable to the former BBT shareholders as part of the Company's acquisition of BBT on December 7, 2001. As a result of the amendment to the BBT merger agreement in December 2003, the former BBT shareholders are entitled to receive $833,333 in cash and 416,666 in Common Stock (See Note 21 in the accompanying Consolidated Financial Statements).

(2) Contingent consideration payable to the BCG shareholders as part of the Company's acquisition of BCG on May 31, 2002. The maximum aggregate contingent consideration of $2,139,570 in cash and approximately $1,528,264 in Common Stock is payable in installments over the next two years subject to BCG's achievement of certain financial performance targets for each of the fiscal periods ended May 31, 2004 and 2005. Subsequent to December 31, 2003 the Company entered into an agreement with the former BCG shareholders that terminated certain of their respective rights and obligations under the merger agreement and the Company will now only pay $120,000 in 2004. (See
Note 3 to the accompanying Consolidated Financial Statements).

(3) Contingent consideration payable to the former PDI shareholders as part of the Company's acquisition of PDI effective January 31, 2003. The maximum aggregate contingent consideration of $1,200,000 in cash and approximately $2,000,000 in Common Stock is payable in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 2004, 2005 and 2006. The Company has recorded the first cash payment as a liability at December 31, 2003.

(4) Contingent consideration payable to the former Delta shareholders as part of the Company's acquisition of Delta effective December 4, 2003. The maximum aggregate contingent consideration of $435,000 in cash and approximately $1,365,000 in Common Stock is payable in equal installments over the next three years subject to Delta's achievement of certain financial performance targets for each of the fiscal years ended November 2004, 2005, and 2006.

(5) Notes payable to a principal shareholder of the Company totaling $4,575,000 that matures on May 31, 2005.

(6) Note payable to a third party in the amount of $1,500,000 that matures on January 2, 2007.

(7) A revolving credit facility that was established in 2003 with an outstanding balance of $431,667 at December 31, 2003.

(8) BCG and PDI lease their main offices under non-cancelable operating leases that expire on July 31, 2005 and August 31, 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At December 31, 2003, the future minimum lease payments under these leases were $283,778.

The Company's liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows.

- The Company maintains its cash balances and money-market instruments with five separate institutions of high credit quality to minimize its exposure.

- The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations. For the year ended December 31, 2003, the Company had two customers that accounted for approximately 18% and 12% of total net revenues. For the year ended December 31, 2002, the Company had three customers that accounted for approximately 20%, 17% and 12% of net revenues. At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable.


Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.


Inflation

Inflation has not had a significant impact on the Company's results of operations.


Changes in Accounting Policies

On January 1, 2002, the Company adopted SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30,"Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFRAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used, with the exception of goodwill and indefinite-lived intangible assets but including amortizable intangible assets.

The Company evaluates the recoverability of its long-lived assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

On January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company applied the required disclosure provisions of this interpretation as of December 31, 2002. The adoption of the recognition and measurement provisions of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. The adoption of this standard had no impact on the Company's results of operations or financial position.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The adoption of this standard had no impact on the Company's results of operations or financial position.

On January 17, 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities" (FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purposes entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN46R"), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46 in its entirety as of December 31, 2003, however the Company has no VIEs, therefore there was no impact.

On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard had no impact on the Company's results of operations or financial position.

On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The adoption of this standard had no impact on the Company's results of operations or financial position.

OTHER FACTORS

Certain Factors That May Affect the Company's Future Performance

In addition to other information included in this report, the following factors should be considered in evaluating the Company's business and future prospects:


Limited Operating History

The Company began to implement its IT Commonwealth business strategy in 2002 and, therefore, has a limited operating history to evaluate. While it has acquired four companies, there is no assurance that the Company will be able to acquire sufficient companies to grow its business and achieve the advantages of scale and other synergies that the strategy contemplates.


Prior Operating Losses; Lack of Profitability; Future Operating Results

The Company experienced significant losses in its operations in 2002 and the first half of 2003. While the Company began to generate operating profits in the second quarter of 2003, it may incur losses in the future. For the year ended December 31, 2002, the loss from operations was $1,235,561. Although operating results are improving, operating expenses may increase as the Company seeks to grow its business through acquisition and as its existing business expands. Even if the Company maintains its profitability, it may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to operate its business. An inability to sustain profitability may also result in an impairment loss in the value of its long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If Zanett is unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, its business will be materially and adversely affected.


Dependence on Key Customers; Non-Recurring Revenue

For the year ended December 31, 2003, the Company's two largest customers accounted for approximately 30% of net revenues. While an improvement from 2002 when the three largest customers accounted for approximately 49% of net revenues, non-renewal or termination of contracts with these customers could have a material adverse effect on the Company. A large portion of the Company's revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that the Company will obtain additional contracts for projects similar in scope to those previously obtained from its principal customers or any other customer, that it will be able to retain existing customers or attract new customers or that it will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of its revenues. In addition, the Company may be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

Revenues are difficult to forecast. The Company may increase its corporate overhead expenses as the number of acquisitions increases, while its operating companies may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. Additionally, although most of the Company's customers are large, creditworthy entities, at any given point in time the Company may have significant accounts receivable balances, as it did as of December 31, 2003, with customers that expose it to credit risks if such customers are unable to pay such obligations. If the Company has an unexpected shortfall in revenues in relation to its expenses, or significant bad debt experience, its business could be materially and adversely affected.


Emerging and Evolving Markets

The markets for some of the Company's services are changing rapidly and evolving and, therefore, the ultimate level of demand for its services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT consulting services could materially adversely affect its business and prospects.

The Company's success in meeting growth targets is dependent on its ability to maintain existing clients and to continually attract and retain new customers to replace customers who have not renewed their contracts. Achieving significant market acceptance will require substantial efforts and expenditures on its part to create awareness of its services.


Competition

Competition for the Company's IT solutions is significant, and the Company expects that competition will continue to intensify due to the low barriers to entry. The Company may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If the Company is unable to compete successfully against its competitors, its business will be adversely affected. The Company competes against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than the Company has.

The Company's competitors include national, regional and local IT consulting service providers, software development firms and major accounting and consulting firms such as Accenture, Cap Gemini Ernst & Young, IBM Global Services, Keane, Kforce and MPS Group.

In addition, the Company also encounters competition from numerous other businesses that provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and Web-site development companies.

The Company's competitors may respond more quickly than the Company to new or emerging technologies and changes in customer requirements. Its competitors may also devote greater resources than the Company can to the development, promotion and sale of their products and services. They may develop products and services that are superior to or have greater market acceptance than the Company's. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to the Company's existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

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

In addition, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those the Company has targeted for acquisition. The Company is and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that the Company may find desirable candidates to become Members of the IT Commonwealth. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company does. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately held IT service companies generally place greater emphasis than obtaining the management skills and networking services that the Company can provide. Even if the Company is able to successfully compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, the Company may pay more than expected for targeted IT Commonwealth Members. If the Company cannot acquire interests in attractive companies on reasonable terms, its strategy to build the IT Commonwealth may not succeed.


Rapid Technological Change

The market for IT solutions is rapidly evolving. Significant technological changes could render the Company's existing products and services obsolete. To be successful, the Company must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of its products and services to meet customers' needs. If the Company is unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, its business could be materially and adversely affected.


Systems Failure Risk

The Company's business depends on the efficient and uninterrupted operation of its computer and communications hardware systems and infrastructure. The Company currently maintains most of its computer systems in its facilities in New York, NY and at subsidiary offices in Needham, MA; Mason, OH; Aurora, CO; and Aliso Viejo, California. While the Company has taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. The Company also leases telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect its business.


Security Issues

The Company has taken measures to protect the integrity of its infrastructure and the privacy of confidential information. Nonetheless, its infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents its security measures, they could jeopardize the security of confidential information stored on the Company's systems, misappropriate proprietary information or cause interruptions in its operations. The Company may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage the Company's reputation and expose the Company to a risk of loss or liability.


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

As of December 31, 2003, the Company had 108 full-time employees. The Company will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, the Company may not be successful in attracting, training and retaining the people the Company needs to continue to offer solutions and services to present and future customers in a cost effective manner or at all.


Need for Capital

The Company's future capital uses and requirements will depend on numerous factors, including:

     * The extent to which the Company's solutions and services gain market acceptance;
     *  The level of revenues from present and future solutions and services
     *  The expansion of operations;
     * The costs and timing of product and service developments and sales and marketing activities;
     *  Costs related to acquisitions of technology or businesses; and
     *  Competitive developments.

In order to continue to increase sales and marketing efforts, continue to expand and enhance the solutions and services the Company is able to offer to current and future customers and fund potential acquisitions, the Company will require additional capital that may not be available on terms acceptable to it, or at all. As a consequence, the Company will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. In addition, if unforeseen difficulties arise in the course of these or other aspects of its business, the Company may be required to spend greater-than-anticipated funds. There can be no assurances that such additional capital will be available on terms acceptable to it, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. The Company has financed its operations to date primarily through private sales of equity securities, and loans from related parties and business associates.

There can be no assurance that additional funding will be available for the Company to finance its acquisition strategy or ongoing operations when needed or that adequate funds for its operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms acceptable to it. The Company's inability to obtain sufficient funds may require it to delay, scale back or eliminate some or all of its expansion programs or to limit the marketing of its services. This could have a material adverse effect on its business.


Fluctuation in Quarterly Operating Results May Negatively Impact the Zanett Stock Price

The Company's revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, not all of which are within its control. Quarter-to-quarter comparisons of the results of operations as an indication of future performance should not be relied upon. It is possible that in some future periods the Company's results of operations may be below the expectations of public market analysts and investors. In that event, the market price of the Common Stock may fall.


Factors that could cause quarterly results to fluctuate include:

     *  Change in customer demand for products and services;
     *  Timing of the expansion of operations;
     * Seasonality in revenues, principally during the summer and year-end Holidays;
     *  Changes in pricing by Zanett or its competitors;
     *  Introduction of new products or services by competitors or Zanett;
     *  Costs related to acquisitions of technology or businesses;
     *  Recession or slow-down in the U.S. economy; or
     *  Termination of customer contracts.


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

The Company's subsidiary, PDI, generates most of its revenue from contracts with the U.S. Department of Defense. As a contractor with the U.S. federal government, PDI must comply with various government regulations regarding how it conducts its business and maintains its financial records. The most significant of these regulations are:

     * the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;
     * the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and
     * laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In addition, PDI is subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. PDI's failure to obtain and maintain necessary security clearances may limit its ability to perform classified work for government clients, which could result in lost business.


Potential Liability to Customers

The Company's services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of its customers' businesses. The Company's failure or inability to meet a customer's expectations in the performance of its services could harm its business reputation or result in a claim for substantial damages against it, regardless of its responsibility for such failure or inability. In addition, in the course of performing services, the Company's personnel often gain access to technologies and content that includes confidential or proprietary customer information. Although the Company has implemented policies to prevent such customer information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company attempts to contractually limit its damages arising from negligent acts, errors, mistakes or omissions in rendering services and, although the Company maintain general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims. The successful assertion of one or more large claims against Zanett that are uninsured, exceed available insurance coverage or result in changes to its insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect it.


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

As of December 31, 2003, the Company had granted options to purchase 5,612,543 shares under its 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 7,000,000.

   * 300,000 nonqualified stock options to three outside directors on November 17, 2001;
   * 476,610 nonqualified stock options were issued to BBT employees who were prior option holders of BBT as part of the acquisition of BBT on December 7, 2001;
   *  250,500 nonqualified stock options were issued to the employees of BBT;
   *  420,036 nonqualified stock options were issued to the employees of BCG;
   * 400,000 nonqualified stock options were issued to the Zanett corporate Controller;
   * 1,300,000 nonqualified stock options were issued to business associates in exchange for the cancellation of their restricted shares of Common Stock and related notes payable;
   * 266,666 nonqualified stock options were issued to independent contractors as compensation for public relations services provided to the Company;
* 2,402,802 nonqualified stock options were issued to employees of the Company during 2003;
* 100,000 nonqualified stock options were issued to an outside director during 2003.

Of the above, 423,833 options held by BBT employees were forfeited during 2002 due to the termination of their employment.

Also, as a result of the October 2000 recapitalization and merger with BAB, Inc., at December 31, 2003, there were options outstanding to purchase 152,486 shares of the Company's Common Stock.

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


Ownership of the Company is concentrated

David McCarthy, the Company's Chief Executive Officer, and Claudio Guazzoni, its President, each beneficially owned approximately 27% of the outstanding Common Stock as of December 31, 2003. As a result, each of them possesses significant influence over the Company's decision making on business matters, including the election of directors.

The concentration of Zanett share ownership may:

   *  delay or prevent a change in the control of Zanett;
   * impede a merger, consolidation, takeover, or other transaction involving the Company; or
   * discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.



The Company's rapid growth has placed, and is expected to continue to place, a significant strain on managerial and operational resources. Further, as the number of Commonwealth Members grows, the Company will be required to manage multiple relationships with various customers, strategic partners and other third parties. Further growth or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting the Company's ability to achieve the rapid execution necessary to successfully implement its IT Commonwealth strategy without incurring additional corporate expenses.


Future growth is dependent on producing revenue sufficient to cover increasing expenses

Expenses will increase as the Company builds an infrastructure to implement the IT Commonwealth strategy. The Company expects to hire additional employees and expand information technology systems. The Company also may increase its operating expenses to:

   *  broaden its support capabilities for Commonwealth Members;
   *  explore acquisition opportunities and alliances with other companies;
      and
   *  facilitate business arrangements among Commonwealth Members.

If the higher expenses are not accompanied by increased revenue, the Company's earnings will be lower than anticipated.

Item 7.   Financial Statements.

The Company's Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8a.  Controls and Procedures

The Company's Chief Executive Officer, David M. McCarthy, and the Company's Chief Financial Officer, Jack M. Rapport, have evaluated the Company's internal controls over financial reporting and disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Messrs. McCarthy and Rapport have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Since the most recent review of the Company's internal controls over financial reporting, there have been no changes in internal controls over financial reporting that could have materially affected, or are reasonably likely to materially affect, these controls.

                                  PART III


Item 9.   Directors and Executive Officers of the Registrant

Our directors and executive officers, their ages and positions are set forth below:
      Name                Age                  Title                   Since
      ----                ---                  -----                   -----
Claudio M. Guazzoni        41                President and              2000
                                             Director
David M. McCarthy          42                Chief Executive            2000
                                             Officer and Director
Jack M. Rapport            51                Chief Financial            2001
                                             Officer and Treasurer
Pierre-Georges Roy         38                Chief Legal                2001
                                             Officer and Secretary
Dr. Andrew Schiff          38                Director                   2000
Mohan Trikha               59                Director                   2001
L. Scott Perry             55                Director                   2001
Jay W. Kelley              62                Director                   2003

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

Jack M. Rapport - Mr. Rapport has served as the Chief Financial Officer of Zanett, Inc. since April 2001. Prior to such time, Mr. Rapport served as the interim Chief Financial Officer of Adept, Inc. and then the Vice President of Corporate Development for Coriva, Inc., a wholly-owned subsidiary of Adept, Inc., since early 2000. From 1998 to early 2000, Mr. Rapport served as President and Chief Executive Officer of Whitehall Capital Associates, Ltd., a financial services company, in 1998 and Wyndham Capital Management, Ltd., a financial consulting firm, in 1999. From 1995 to 1997, Mr. Rapport was the Executive Vice President and Chief Financial Officer of The Pharmacy Fund, Inc., a healthcare finance company. In total, Mr. Rapport has over thirty years of financial and business experience in both public and private corporate settings including: Bank of America, Manufacturers Hanover Trust Co.(now JPMorganChase) and Blue Cross and Blue Shield of Maryland.

Pierre-Georges Roy - Mr. Roy has served as the Chief Legal Officer and Secretary of Zanett, Inc. since 2001. Prior to such time, Mr. Roy served as Vice President - Corporate Development and General Counsel for Openstream, Inc., a software developer of wireless applications, from 2000 to 2001 and was a practice leader in telecom corporate finance and mergers and acquisitions with Clifford Chance, the world's largest law firm, from 1997 to 2000. At Clifford Chance, Mr. Roy managed transactions worth over $20 billion in combined value.

Andrew Schiff, MD - Dr. Schiff joined Perseus, LLC, in September of 1999 and currently serves as a Managing Director of the Perseus-Soros Biopharmaceutical Fund. Over the last 10 years, Dr. Schiff has practiced internal medicine at The New York Presbyterian Hospital where he maintains his position as a Clinical Assistant Professor of Medicine. In addition, he has also been a partner of a small family run investment fund, Kuhn, Loeb & Co. He currently serves on the board of directors of Adams Laboratories, Barrier Therapeutics and Myogen. Dr. Schiff received his MD from Cornell University Medical College and his MBA from Columbia University. His bachelor's degree in neuroscience was awarded with honors by Brown University.

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

Mr. Perry currently serves as non-executive Chairman of INEA, a corporate performance management software company, and Chairman of Smartserv Online, a Nasdaq listed wireless application provider, as well as serving on several boards of directors and advisory boards. He is also an advisor and Operating Partner of Global Communications Partners, an early stage venture capital fund based in Menlo Park, Ca.

In addition to his board and advisory responsibilities, Mr. Perry is the founder and principal of Cobblers Hill Group, based in Weston, CT, through which he advises a number of small and early stage companies as well as engaging with other larger companies on strategic consulting engagements.


Jay W. Kelley - General Kelley completed a 37-year Air Force career in 1996 at the rank of Lieutenant General. He served as a Base Commander and Strategic Missile Wing Commander, Vice Commander of Air Force Space Command, Director of Public Affairs in the Office of the Secretary of the Air Force, Commander of Air University, and Director of Education at the Air Education
and Training Command.   Immediately following his retirement from the Air
Force, General Kelley worked with Toffler Associates where he developed and orchestrated "futurist" business strategies with major corporations and government organizations. He was the first person appointed to the Advisory Board when it was created, and continues to serve in that capacity.

From March 20, 2000 until March 2003, General Kelley was Vice President of Military Programs for Lockheed Martin Technical Operations (LMTO). Prior to joining LMTO, General Kelley was employed by System Technology Associates, Inc., where he was Chief Operating Officer. There, he had responsibility for directing and overseeing the activity of the corporate staff and field operations.

General Kelley is currently a Senior Vice President in the National Security Solutions Group of Mantech International Corporation where he has primary responsibility for ManTech's business relating to Department of Defense and intelligence community space programs and other Midwest operations.

General Kelley earned his Bachelor of Science degree from the United States Air Force Academy in Colorado Springs in 1964, and a Master of Science degree in Political Science from Auburn University in Montgomery, Alabama, in 1973. He completed Squadron Officer School, Maxwell AFB, in 1967; Air Command and Staff College in 1973; Research Associate Studies in 1980, International Institute for Strategic Studies, London, England; National War College in 1981, Fort Lesley J. McNair; the Program for Senior Executives in National and International Security in 1986, John F. Kennedy School of Government, Harvard University; and the Program on Foreign Politics and National Interest, Massachusetts Institute of Technology, in 1987.

The response to certain matters of this Item will be contained in the Company's 2004 Proxy Statement and is incorporated herein by reference.

Item 10. Executive Compensation

The response to this Item will be contained in the Company's 2004 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of February 29, 2004, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer, (iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

                                    Beneficial Ownership of Common Stock
                                    --------------------------------------
Name and address of                 Number of Shares          Percentage
Beneficial Owner                    Beneficially Owned (1)    of Class (1)
------------------------            --------------------      ------------
Claudio Guazzoni                            7,454,111             26.5%
  President
David McCarthy                              7,660,779             27.3%
  Chief Executive Officer
Jack M. Rapport                               604,415              2.2%
  Chief Financial Officer
Pierre-Georges Roy                            500,000              1.8%
  Chief Legal Officer
Andrew Schiff                                 100,000 (2)          0.4%
  Director
Mohan Trikha                                   66,667 (3)          0.2%
  Director
L. Scott Perry                                 66,667 (4)          0.2%
  Director
Jay W. Kelley                                       - (5)          n/a
Bruno Guazzoni                              6,682,390             23.8%
Trust for Scott and Mary Seagrave           1,877,984              6.7%
All Directors and Executive Officers
  as a Group (8 persons)                   16,510,973             58.6%

(1) Calculated in accordance with Rule 13d-3 of the Exchange Act. The address for all persons listed in the above table is c/o Zanett, Inc., 135 East 57th Street, New York, NY 10022.

(2) Represents options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. Any shares obtained through the exercise of these options are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(3) On November 17, 2001, Mr. Trikha was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of March 1, 2002, 2003 and 2004. Therefore, at December 31, 2003, Mr. Trikha had the right under these options to purchase 66,667 of vested shares, which represents [0.1%] of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(4) On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of August 1, 2002, 2003 and 2004. Therefore, at December 31, 2003, Mr. Perry had the right under these options to purchase 66,667 of vested shares, which represents [0.1%] of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(5) On June 25, 2003, General Kelley was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of June 17 2004, 2005 and 2006. Therefore, at December 31, 2003, none of shares had yet vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until June 24, 2008, except as otherwise provided in such agreement.

On August 4, 2003, the Company awarded 750,000 options to purchase restricted Common Stock to each of two executives with an exercise price of $2.00 per share, which was the market price on the grant date. All of the 1,500,000 options vest on August 4, 2008, subject to the executives maintaining continuous service to the Company through the vesting date. As a result, the Company recorded no stock compensation expense for the option grant.

On April 22, 2003, the Company's board of directors adopted an amended and restated Stock Plan, which increased the number of shares of Common Stock issuable under the plan from 5,000,000 shares to 7,000,000 shares. The plan was approved by the Company's shareholders at the annual meeting in June 2003.

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans at December 31, 2003.


                                                                 Number of
                                                                securities
                           Number of           Weighted          remaining
                        securities to be        average        available for
                       issued on exercise    exercise price   future issuance
                         of outstanding      of outstanding     under equity
                       options, warrants    options, warrants   compensation
   Plan Category           and rights          and rights          plans
-------------------   --------------------   --------------   ---------------
Equity compensation
 plans approved by
 equity holders             5,612,543             2.19           1,387,457

Equity compensation
 plans not approved
 by equity holders                  -                -                   -

Item 12. Certain Relationships and Related Transactions

During the past two years, the Company was a party to the following transactions with related parties:

During 2003 and 2002, the Company recorded general and administrative expenses in the amounts of $213,000 and $36,000 for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. If the Company had to procure such administrative services from an unrelated third party, it is likely that those services would cost more than the amounts allocated by the related party in 2002. In 2003, amounts charged for similar services were at estimated fair market value.

During 2002, on a monthly basis, the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. Because of the common ownership, the Company's management decided to forgive the balance owed and considered the value of the services as a return of capital in 2002. At December 31, 2002, Additional paid-in capital was reduced by $33,396 for such services. During 2003, the officer did not render significant services to the related party.

Item 13. Exhibits List and Reports on Form 8-K

The following documents are filed as part of this Report:
Exhibits List and Reports on Form 8-K

(a)     Exhibits
Exhibit
Number      Document
-------     --------
2.1(2) Agreement and Plan of Merger dated as of December 7, 2001 by and between Back Bay Technologies, Inc., Planet Zanett, Inc.,
          Planet Zanett Merger Sub BBT, Inc. and the Shareholders of Back Bay Technologies, Inc.
2.2(6)    Agreement and Plan of Merger dated as of May 31, 2002 by
          and between Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the Shareholders of Brandywine Computer Group, Inc.
2.3(7)    Agreement and Plan of Merger dated as of January 31, 2003 by and between Paragon Dynamics, Inc., Zanett, Inc., Zanett Merger Sub PDI, Inc. and the Shareholders of Paragon Dynamics, Inc.
2.4(8)    Agreement and Plan of Merger dated as of December 4, 2003 by and between DeltaData, Inc.(d/b/a Delta Communications 2.3(8) Group),Zanett, Inc., Zanett Merger Sub DCG, Inc. and the Shareholders of DeltaData, Inc.
3.1(5)    Certificate of Incorporation.
3.2(5)    Bylaws.
10.1(3)   Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.2(3) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.3(3) Stockholders' Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.4(5) Stock Purchase Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.5(5) Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.6(5) Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator,
          Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev
10.7(5) Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.
10.8(5) Zanett Stock Plan adopted by the Company's Board of Directors on November 15, 2001
10.9(5) Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.10(2) Promissory Note in the amount of $1,500,000 dated December 7, 2001 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.11(2) Employment Agreement dated as of December 7, 2001 by and between Back Bay Technologies, Inc. and Marc Maselli
10.12(2) Employment Agreement dated as of December 7, 2001 by and between Back Bay Technologies, Inc. and Curtis D. Stevenson
10.13(5) Convertible Promissory Note in the amount of $50,000 dated February 15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.
10.14(6) Promissory Note in the amount of $324,124 dated May 31, 2002 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.15(6) Promissory Note in the amount of $2,750,876 dated May 31, 2002 issued by Planet Zanett, Inc. to Mr. Bruno Guazzoni
10.16(6) Employment Agreement dated as of May 31, 2002 by and between Brandywine Computer Group, Inc., and Scott Seagrave
10.17(6) Employment Agreement dated as of December 7, 2001 by and between Brandywine Computer Group, Inc., and Mary Seagrave
10.18(7) Employment Agreement dated as of January 31, 2003 by and between Paragon Dynamics, Inc., and Douglas L. Hartmann
10.19(7) Employment Agreement dated as of January 31, 2003 by and between Paragon Dynamics, Inc., and Roger D. Stapleton
10.20(8) Employment Agreement dated as of December 4, 2003 by and between Delta Communications Group, Inc., and Howard Norton
10.21(8) Employment Agreement dated as of December 4, 2003 by and between Delta Communications Group, Inc., and Robert Anderson
10.22(9)  Zanett Inc. Incentive Stock Plan
10.23(10) Zanett Inc. Amended and Restated Incentive Stock Plan
14.1(11)  Code of Conduct and Ethics
16.1(1)   Letter from McEnerney, Brady & Company LLC dated March 8, 2001.
16.2(4)   Letter from BDO Seidman, LLP dated August 6, 2001
21.1(11)  Subsidiaries of Zanett, Inc.
31.1(11)  Certification by the Chief Executive Officer pursuant to
          Rule 13a-14(a)/15d-14(a)
31.2(11)  Certification by the Chief Financial Officer pursuant to
          Rule 13a-14(a)/15d-14(a)
32.1(11)  Certification by the Chief Executive Officer pursuant to Section
          1350
32.2(11)  Certification by the Chief Financial Officer pursuant to Section
          1350


(1) Incorporated by reference to Company's Current Report on Form 8-K dated March 8, 2001.
(2) Incorporated by reference to Company's Current Report on Form 8-K dated December 21, 2001.
(3) Incorporated by reference to Company's Current Report on Form 8-K dated February 9, 2001.
(4) Incorporated by reference to Company's Current Report on Form 8-K dated August 7, 2001.
(5) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(6) Incorporated by reference to Company's Current Report on Form 8-K dated May 31, 2002.
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2003.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 2003.
(9) Incorporated by reference to Company's Proxy Statement on Schedule 14A for the 2001.
      Annual Meeting of Stockholders.
(10) Incorporated by reference to Company's Proxy Statement on Schedule 14A for the 2002.
      Annual Meeting of Stockholders.
(11)  Filed herewith.

(b)   Reports on Form 8-K

The Company filed a Form 8-K dated January 31, 2003, disclosing information regarding its acquisition of Paragon Dynamics, Inc., as of that date. As audited financial statements for PDI were not available as of the date of that filing, the Company filed an amendment on April 16, 2003 on Form 8-K/A presenting the audited financial statements of PDI for the years ended December 31, 2002 and 2001 and pro forma condensed combined financial information for the Company and PDI.

The Company filed a Form 8-K dated November 20, 2003, disclosing the issuance of a press release announcing the Company's results of operations for the three months and nine months ended September 30, 2003.

The Company filed a Form 8-K dated December 8, 2003, disclosing the issuance of a press release announcing the Company's acquisition of DeltaData, Inc. (dba Delta Communications Group) on December 4, 2003.

The Company filed a Form 8-K dated December 19, 2003, disclosing information regarding its acquisition of DeltaData, Inc. (dba Delta Communications Group), as of December 4, 2003. As audited financial statements for Delta were not available as of the date of that filing, the Company filed an amendment on February 17, 2004 on Form 8-K/A to present the audited financial statements of DeltaDdata, Inc. for the eleven months ended November 30, 2003 and the year ended December 31, 2002 and pro forma condensed combined financial information for the Company and DeltaData, Inc.


Item 14 - Principal Accountant Fees and Services.

The response to this Item will be contained in the Company's 2004 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.


SIGNATURES

In accordance with Section 13 or 15(d) or the Securities Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 13,2004.

                                           ZANETT, INC.

                                           BY: /s/ David M. McCarthy
                                           -----------------------------
                                           David M. McCarthy
                                           Chief Executive Officer
                                           (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2004.

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

/s/ Jack M. Rapport                         Chief Financial Officer
----------------------------------           (Principal Financial and
Jack M. Rapport                               Accounting Officer)

/s/ L. Scott Perry                          Director
----------------------------------
L. Scott Perry

/s/ Dr. Andrew Schiff                       Director
----------------------------------
Dr. Andrew Schiff

/s/ Mohan Trikha                            Director
----------------------------------
Mohan Trikha

/s/ Jay W. Kelley                           Director
----------------------------------
Jay W. Kelley

                              ZANETT, INC.
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended
  December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of Zanett, Inc.

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
New York, New York
April 12, 2004

                                  ZANETT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ---------------------------
                                                      2003            2002
                                                  -----------     -----------
Assets
Current assets:
  Cash and cash equivalents                       $ 2,121,291     $ 1,402,180
  Accounts receivable                               3,782,664       1,736,711
  Unbilled revenue                                      6,600         188,835
  Prepaid expenses and other current assets           438,703         132,143
                                                  -----------     -----------
          Total current assets                      6,349,258       3,459,869
Property and equipment, net                           311,078         194,018
Loans receivable                                      394,614         744,614
Investment in Applied Discovery                             -         450,000
Goodwill                                           16,354,020      10,530,690
Intangibles and long-lived assets, net                406,500               -
Other assets                                           37,383          81,411
                                                  -----------     -----------
          Total assets                            $23,852,853     $15,460,602
                                                  ===========     ===========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                             $ 1,367,446     $   231,770
     Accrued expenses                               1,563,327       1,065,012
     Short-term debt                                  431,667               -
     Other current liabilities                      1,682,116         779,000
     Income taxes payable                                   -         141,156
     Deferred revenue                                  98,145               -
     Capital lease obligation                               -          15,170
                                                  -----------     -----------
          Total current liabilities                 5,142,701       2,232,108
                                                  -----------     -----------
Notes payable                                       6,075,000       4,575,000
Deferred income taxes                                 253,093          72,777
                                                  -----------     -----------
         Total liabilities                         11,470,794       6,879,885
                                                  -----------     -----------


Commitments and contingencies
Stockholders' equity
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                         -               -
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        28,116,377 and 26,856,971 shares
        issued and outstanding, respectively           28,116          26,857
     Additional paid-in capital                    20,843,146      18,045,074
     Treasury stock, at cost - 24,775 shares          (55,926)              -
     Notes receivable for stock subscriptions
        and accrued interest                       (1,801,541)
(1,735,744)
     Deferred compensation                           (192,943)
(105,652)
     Accumulated deficit                           (6,438,793)
(7,649,818)
                                                  -----------     -----------
           Total stockholders' equity              12,382,059       8,580,717
                                                  -----------     -----------
           Total liabilities and
             stockholders' equity                 $23,852,853     $15,460,602
                                                  ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 ZANETT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
                                                 ---------------------------
                                                     2003           2002
                                                 -----------     -----------
Net Revenues                                     $17,048,808     $10,529,790
                                                 -----------     -----------

Operating expenses:
   Cost of net revenues                           10,522,597       6,488,430
   Selling and marketing                           1,242,087         833,036
   General and administrative (including non-
     cash compensation and consulting expense
     of $102,146 and $1,024,522, respectively)     4,694,303       3,927,825
   Impairment charges                                      -         367,591
                                                 -----------     -----------
        Total operating expenses                  16,458,987      11,616,882
                                                 -----------     -----------
        Operating income/(loss)                      589,821      (1,087,092)
                                                 -----------     -----------
Other income/(expense):
    Gain on the sale of investment in
      Applied Discovery                            1,356,937               -
    Interest income                                  129,186         186,390
    Interest expense                                (816,409)       (366,635)
    Other, net                                        (6,981)          2,033
                                                 -----------     -----------
    Total other income/(expense)                     662,733        (178,212)

Equity in losses of affiliates                             -          (4,836)
Minority interest                                          -         208,794
                                                 -----------     -----------
Income/(loss) before income taxes                  1,252,554      (1,061,346)

Income tax provision                                  41,529         206,270
                                                 -----------     -----------
Net income/(loss)                                $ 1,211,025    $ (1,267,616)
                                                 ===========     ===========

Income/(loss) per share - basic                         0.04           (0.05)
                                                 ===========     ===========
Income/(loss) per share - diluted                       0.04           (0.05)
                                                 ===========     ===========
Weighted average shares outstanding - basic       27,926,944      26,443,743
                                                 ===========     ===========
Weighted average shares outstanding - diluted     28,637,971      26,443,743
                                                 ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.


ZANETT, INC.
                                                           CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY

Notes
                                                            Additional
Receivable
                             Common Stock         Paid-in     Treasury     for
Stock        Deferred      Accumulated
                           Shares     Amount      Capital      Stock
Subscriptions    Compensation      Deficit        Total
                         ----------   -------    ----------  ---------   -------
------   -------------    -----------  -----------
Balance,
January 1, 2002          26,076,449   $26,076   $14,234,149  $       -
$(2,019,397)    $  (613,729)    $(6,382,202)  $ 5,244,897

Issuance of common stock
 In connection with
   acquisitions           1,508,838     1,509     3,418,524          -
-                -              -     3,420,033
Compensatory restricted
   common stock sold to
   employees                535,018       535     1,125,754          -
1,078,289)               -              -        48,000
Sale and issuance of
   restricted common
   stock                    140,000       140       279,860          -
-                -              -       280,000
Compensatory restricted
   common stock and
   options issued to
   non-employees             46,666        47       280,684          -
-          (79,873)             -       200,858
Repurchase of restricted
   common stock and
   issuance of
   replacement options
   to business
   associates            (1,450,000)   (1,450)   (1,548,550)         -
1,450,000          359,370              -       259,370
Adjustments to deferred
   compensation                   -         -        98,049          -
-          228,580              -       326,629
Contributed services              -         -       190,000          -
-                -              -       190,000
Services contributed to
   a related party                -         -       (33,396)         -
-                -              -       (33,396)
Interest on notes
   receivable for
   stock subscriptions            -         -             -          -
(88,058)               -              -       (88,058)
Net loss                          -         -             -          -
-                -     (1,267,616)   (1,267,616)
                        -----------   -------   -----------    -----------------
----    -------------    -----------     ---------
Balance,
December 31, 2002        26,856,971   $26,857   $18,045,074  $       -  $
(1,735,744)   $    (105,652)   $(7,649,818)   $8,580,717


Issuance of common
   stock in
   connection with
   acquisitions           1,233,484     1,233     2,610,472          -
-                -              -     2,611,705
Compensatory restricted
   Common stock and
   options issued to
   non-employees             20,000        20       198,846          -
-         (189,437)             -         9,429
Issuance of common
   Stock for stock
   options exercised          5,922         6            (6)         -
-                -              -             -
Repurchase of common
   Stock                          -         -             -    (55,926)
-                -              -       (55,926)
Adjustments to deferred
   compensation                   -         -       (11,240)         -
-          102,146              -        90,906
Interest on notes receivable
   For stock subscriptions        -         -             -          -
(65,797)               -              -       (65,797)
Net income                        -         -             -          -
-                -      1,211,025     1,211,025
                         -----------   -------   -----------  ---------  -------
-----    -------------    -----------  -----------
Balance,
December 31, 2003         28,116,377   $28,116   $20,843,146  $ (55,926)
$(1,801,541)   $    (192,943)   $(6,438,793)  $12,382,059
                         ===========   =======   ===========  =========
============    =============    ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                ---------------------------
                                                    2003            2002
                                                -----------     -----------
Cash flows from operating activities:
Net income/(loss)                               $ 1,211,025     $(1,267,616)
Adjustments to reconcile net income/(loss) to
   net cash used in operating activities:
      Gain on sale of Applied Discovery          (1,356,937)              -
      Depreciation and amortization                 202,668         113,689
      Stock based compensation and services         100,335       1,024,522
      Loan fees and related expenses                 87,620               -
      Interest income on notes receivable
        for stock subscriptions                     (65,797)        (88,058)
      Deferred income taxes                         (39,284)        (27,362)
      Other                                          25,959         (13,206)
      Services contributed to related party               -         (33,396)
      Impairment charges                                  -         367,591
      Equity in losses of affiliate                       -           4,836
      Minority interest                                   -        (208,794)
Provision for doubtful notes from employee                -          59,362
      Contributed services from management                -         190,000
      Changes in assets and liabilities net of
          effects of acquisitions:
        Accounts receivable                      (1,206,024)         69,750
        Unbilled revenue                            590,730               -
        Interest receivable                               -         (16,471)
        Prepaid expenses and other current assets   230,167          21,051
        Other assets                                 51,359         (59,176)
        Accrued expenses                           (430,641)       (513,319)
        Accounts payable                            (60,080)       (303,737)
        Income taxes payable                       (169,713)        141,156
        Deferred revenue                             43,117         (15,138)
                                                -----------     -----------
        Net cash used in operating activities      (785,496)       (554,315)
                                                -----------     -----------
Cash flows from investing activities:
       Cash paid for acquisitions,
         net of cash acquired                    (1,921,105)     (2,540,518)
       Proceeds from sale of investment
         in Applied Discovery                     1,806,937               -
       Collection of loans receivable               350,000         481,534
       Additions to property and equipment         (143,572)        (72,354)
       Investment in affiliate company                    -         (50,000)
                                                -----------     -----------
       Net cash provided by/ (used in)
         investing activities                        92,260      (2,181,338)
                                                -----------     -----------
Cash flows from financing activities:
       Proceeds from issuance of debt             1,931,667       3,075,000
       Repayment of debt acquired in acquisition   (448,224)              -
       Repurchase of common stock                   (55,926)              -
       Capital lease payments                       (15,170)        (17,425)
       Proceeds from issuance of notes payable            -               -
       Proceeds from sale and issuance of
         restricted common stock                          -         280,000
                                                -----------     -----------
       Net cash provided by financing activities  1,412,347       3,337,575
                                                -----------     -----------
Net increase in cash and cash equivalents           719,111         601,922
Cash and cash equivalents, beginning of year      1,402,180         800,258
                                                -----------     -----------
Cash and cash equivalents, end of year          $ 2,121,291     $ 1,402,180
                                                ===========     ===========

Interest paid                                   $   728,789     $   349,129
                                                ===========     ===========
Income taxes paid                               $   103,504     $    94,631
                                                ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                     ZANETT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Summary of Business and Organization

Zanett, Inc. and its wholly-owned subsidiaries (the "Company") is an information technology ("IT") company that developed and is operating a business model called the IT Commonwealth TM ("IT Commonwealth" or "Commonwealth"). As of December 31, 2003, the IT Commonwealth consisted of four IT solutions companies: Back Bay Technologies, Inc. ("BBT"), Brandywine Computer Group, Inc. ("BCG"), Delta Communications Group, Inc. ("Delta") and Paragon Dynamics, Inc. ("PDI").

IT Commonwealth TM members ("IT Commonwealth Members" or "Members") are organized into non-integrated, autonomous business operating units. Each IT Commonwealth Member provides core business services that help clients use technology to make business transactions more efficient, manage knowledge and information, facilitate enterprise communications and provide security over voice and data communications. Below is more information about each of the four IT Commonwealth Members:

BBT is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

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

Delta is a voice and data communications network integrator that sells IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as providing related IT security, design and implementation solutions.

PDI provides software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is currently engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.

The Company was formed on October 30, 2000, pursuant to the recapitalization of and merger with BAB Holdings, Inc., a publicly traded Illinois corporation ("BAB"). Upon completion of the merger, BAB changed its name to Planet Zanett, Inc. Effective August 26, 2002, the Company changed its name to Zanett, Inc.


Note 2.       Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the carrying value of investments in affiliate companies, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2003 and 2002 approximate their fair values due to their short maturities.

The Company's $394,614 loan receivable from BAB, Inc., is at a variable interest rate, therefore, the carrying value of this note approximates its current fair value.

Notes receivable from certain officers of the Company are at fixed interest rates that management believes reflect current market rates for secured notes of this type. As a result, the Company believes that the carrying value of these notes approximate their fair value.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's notes payable approximates their current fair value.

Goodwill

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair market value of the acquired company's tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, customer relationships and long-term contracts) and liabilities.

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

Intangibles and Long-Lived Assets

Intangibles and long-lived assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with utilization of the assets over their useful lives. The carrying value of other intangible assets are reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future undiscounted cash flows associated with the asset and compares that to the carrying value. If the carrying value exceeds the estimated cash flows, the recorded value of the asset is reduced to its estimated fair value.

Valuation of Investments

Non-publicly traded investments are valued at the lower of cost or fair value, as determined by management. The fair value of private securities is adjusted to reflect: (1) meaningful third party transactions in the private market, or, (2) significant progress or lack thereof in the development of the portfolio company's business such that cost is no longer reflective of fair value. It is possible that the estimated fair value may differ significantly from the amount that might ultimately be realized in the near term and the difference could be material.

As a result of the Company's sale of its remaining affiliate company investment in Applied Discovery during 2003 (See Note 8) the Company had no affiliate company investments recorded at December 31, 2003.

Revenue Recognition

The Company earns revenue primarily from IT professional services and the sale of IT hardware.

IT Professional Services

Revenues from professional services rendered pursuant to time and materials contracts are recognized as services are performed. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's net revenues generated from fixed fee contracts were not significant in the years ended December 31, 2003 and 2002.

Out-of-pocket expenses incurred during the performance of professional services are included in cost of net revenues and any amounts re-invoiced to customers are included in net revenues during the period in which they are incurred.

On occasion, certain contracts may have substantive customer acceptance provisions. In such cases, revenue is recognized upon receipt of acceptance from the customer.

Unbilled revenue represents revenue for which services have been performed and costs incurred that have not yet been invoiced to the customer.


IT Hardware Sales

Revenues related to hardware sales are recognized when title and risk of loss is transferred to the customer which is generally at the time of shipment. The Company records an estimate of future product returns based on its historical experience. Freight-in and other out-of-pocket expenses related directly to hardware sales are included in cost of net revenues. Amounts invoiced to customers for these expenses are included in net revenues during the period in which they are incurred.

Deferred Revenue

Amounts invoiced or received prior to the performance of services under customer contracts or the shipment of hardware are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.


Cost of Net Revenues

Cost of net revenues includes salaries and related costs of consulting and technical staff and outside contractors, as well as travel and related costs related to the provision of services at customer locations. Additionally, the Company pays a referral fee on certain contracts that is included in cost of net revenues. This fee is calculated as a percentage of service revenue billed to customers under the applicable contracts.

Cost of net revenues includes the cost of hardware purchased from suppliers and sold to customers.

Stock-Based Compensation

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123") for stock based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," for employee stock arrangements.

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net income/(loss) and basic and diluted income/(loss) per common share for the years ended December 31, 2003 and 2002 would have been changed to the pro forma amounts shown below:


                                                 Year ended December 31,
                                                --------------------------
                                                    2003           2002
                                                -----------    -----------
Net income/(loss), as reported:                 $ 1,211,025     (1,267,616)
   Add back: Stock based compensation
     expense for employees included
     in reported net income/(loss)                   14,400        109,613
   Deduct: Stock based compensation
     Expense determined under the
     fair value based method
     for all awards to employees                   (933,599)      (454,692)
                                                -----------    -----------
Pro forma net income/(loss) after giving
     effect to SFAS 123                             291,826     (1,612,695)
                                                ===========    ===========
Income/(loss) per common share:
  As reported - basic                           $      0.04    $     (0.05)
              - diluted                         $      0.04    $     (0.05)

  Pro forma   - basic                           $      0.01    $     (0.06)
              - diluted                         $      0.01    $     (0.06)


Income/(Loss) Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following is a reconciliation of the average number of common shares outstanding for basic earnings per share to the average number of common shares outstanding for diluted earnings per share for the years ended December 31, 2003 and 2002.

                                                                Year ended
December 31,
                                                   --------------------------
                                                        2003           2002
                                                   -----------    -----------
Average outstanding shares - basic                  27,926,944     26,443,743
Potential shares issuable under stock option plans     711,027              -
                                                            -----------    --
---------
Adjusted average outstanding shares - diluted       28,637,971     26,443,743
                                                   ===========    ===========

At December 31, 2002, the Company excluded stock options to purchase 3,049,289 shares of Common Stock from the computation of diluted loss per share as they would be anti-dilutive.

Adoption of New Accounting Policies

On January 1, 2002, the Company adopted SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30,"Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFRAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used, with the exception of goodwill and indefinite-lived intangible assets but including amortizable intangible assets.

The Company evaluates the recoverability of its long-lived assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

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

On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on the early extinguishment of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gain or loss be classified as an extraordinary item in determining net income. The adoption of this standard had no impact on the Company's results of operations or financial position.

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The adoption of this standard had no impact on the Company's results of operations or financial position.

On January 17, 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities" (FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purposes entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN46R"), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46 in its entirety as of December 31, 2003, however the Company has no VIEs, therefore there was no impact.

On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard had no impact on the Company's results of operations or financial position.

On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The adoption of this standard had no impact on the Company's results of operations or financial position.


Note 3.       Acquisitions

As part of the Company's ongoing expansion of the IT Commonwealth, the Company acquired all of the outstanding capital stock of DeltaData, Inc. and Paragon Dynamics, Inc. on December 4, 2003 and January 31, 2003, respectively. On May 21, 2002, the Company acquired all of the capital stock of Brandywine Computer Group, Inc. Following is more information about the Company's acquisitions of each of these companies:

2003

DeltaData, Inc. (dba Delta Communications Group)

On December 4, 2003, the Company acquired all of the outstanding capital stock of Delta. Delta is a voice and data communications network integrator that sells IT hardware and telecommunications lines for voice and data communications networks as well as providing related IT security, design and implementation solutions. Delta's customers include businesses (including certain Fortune 500 companies), governmental agencies and other organizations. It maintains strategic alliances with key manufacturers and communications vendors to offer its customers a comprehensive range of analysis, architecture, project management, remote monitoring, network audit, componentry and wide area networking hardware and other solutions.

The total consideration payable by the Company to all Delta shareholders will be comprised of the initial cash consideration of $328,370, an initial stock issuance of 89,255 shares of the Company's common stock ("Common Stock"), and future contingent consideration. The Common Stock issued at closing was valued at $254,377 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was announced and closed on the same date.

The Delta shareholders are eligible to receive contingent consideration in each of the three successive annual periods commencing December 1, 2003 based upon Delta attaining specified earnings targets in each period. The contingent consideration in each period consists of a payment of $145,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $321,666 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the closing price of the Common Stock upon the resolution of the contingencies.

If Delta fails to meet the earnings requirements in any of the annual performance periods, the Delta Shareholders will be entitled to receive such amounts of annual contingent consideration not previously paid after the end of the third performance period if Delta generates for the three performance periods taken as a whole a combined specified earnings equal to or higher than the threshold specified in the merger agreement.

The Delta shareholders are also eligible to receive additional contingent consideration at the end of the period commencing December 1, 2003 and ending on November 30, 2006, based upon Delta attaining a specified earnings target for such period. This additional contingent consideration consists of the issuance of a number of shares of Common Stock determined by dividing $400,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for such period. For accounting purposes, the value of the Common Stock issued for additional contingent consideration will be determined based on the closing price of the Common Stock for the trading day immediately preceding the resolution of the contingencies.

The maximum aggregate consideration is approximately $2.4 million, of which approximately $0.6 million was paid at closing as the initial consideration and approximately $1.8 million could be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of Delta will total approximately $269,000.

The Common Stock issued or issuable to the Delta shareholders pursuant to the merger agreement is subject to certain transfer restrictions until November 30, 2008 pursuant to lock-up agreements executed by each Delta shareholder.
A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company entered into employment agreements with the Chief Executive Officer and the Vice-President, Sales of Delta. Pursuant to the employment agreements, each will be employed by Delta for a four-year period unless earlier terminated. Should the employment of the Chief Executive Officer be terminated, he will be entitled, under certain conditions, to receive specified severance benefits. Delta also entered into a consulting agreement with two outside contractors of Delta who will continue as contractors of Delta after the acquisition until December 5, 2008.

The Company funded the cash portion of the purchase price paid at closing from existing cash on hand.

The results of operations of Delta have been consolidated with the results of operations of the Company subsequent to the acquisition date of December 4, 2003.

The components of purchase price included herein do not reflect any contingent consideration that may be paid in the future. The actual amount of future consideration, if any, will be recognized as an adjustment to goodwill in the period in which the contingency is resolved. The preliminary allocation of the initial purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of Delta.

The following table sets forth the components of the purchase price at December 31, 2003:

         Cash paid                                      $ 328,370
         Common Stock issued                              254,377
         Estimated transaction costs                      269,360
                                                       ----------
         Total purchase price                          $  852,107
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

          Cash and cash equivalents                    $  124,830
          Accounts receivable                             427,515
          Prepaid expenses and other current assets       485,755
          Other intangibles                                20,000
          Office equipment and software, net                8,342
          Other assets                                      9,128
          Current liabilities                          (1,190,159)
          Accounts payable                               (435,850)
          Long-term debt                                 (448,224)
	    Deferred tax effect on purchase accounting       (8,000)
                                                       ----------
          Fair value of net liabilities assumed        (1,006,663)
                                                       ----------
          Estimated goodwill                           $1,858,770
                                                       ==========

None of the goodwill associated with the acquisition of Delta is expected to be deductible for tax purposes.


Paragon Dynamics, Inc. ("PDI")

On January 31, 2003, the Company acquired all of the outstanding capital stock of PDI. PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is currently engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.

The total consideration payable by the Company to the PDI shareholders will be comprised of the initial consideration, a purchase price adjustment based on the level of PDI working capital at closing and future contingent consideration. The initial consideration of $1,200,000 in cash and 585,083 shares of the Common Stock was paid at closing. The Common Stock issued was valued at $1,205,271 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was announced and closed on the same date. The initial consideration was reduced by $26,500, which was the amount that the net working capital at closing was less than the benchmark level of working capital to have been provided by PDI as of January 31, 2003.

The PDI shareholders are also eligible to receive contingent consideration in each of the three successive annual periods commencing February 1, 2003 based upon PDI attaining specified earnings and cash flow targets in each period. The contingent consideration in each period consists of a payment of $400,000 in cash and the issuance of the number of shares of Common Stock determined by dividing $400,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. The PDI shareholders are also eligible to receive additional contingent consideration at the end of the period commencing February 1, 2003 and ending on January 31, 2006, based upon PDI attaining specified earnings targets for such period. This additional contingent consideration consists of the issuance of a number of shares of Common Stock determined by dividing $800,000 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for such period. For accounting purposes, the value of the Common Stock issued as contingent consideration for the performance periods will be determined based on the closing price of the Common Stock upon the resolution of the contingencies.

On to December 31, 2003, the Company determined that PDI had attained the specified earnings and cash flow targets discussed above for its first annual contingent consideration period ended January 31, 2004.

The maximum aggregate consideration is approximately $5.6 million, of which approximately $2.4 million was paid at closing as the initial consideration and approximately $3.2 million may be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of PDI will total approximately $236,000.

The Common Stock issued or issuable to the PDI shareholders pursuant to the merger agreement is subject to certain transfer restrictions until June 1, 2006 pursuant to lock-up agreements executed by each PDI shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

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

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a third party (See Note 18). The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

The results of operations of PDI have been consolidated with the results of operations of the Company subsequent to the acquisition date of January 31, 2003.

The components of purchase price included herein do not reflect any contingent consideration that may be paid in the future. The actual amount of future consideration, if any, will be recognized as an adjustment to goodwill in the period in which the contingency is resolved.

The preliminary allocation of the initial purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of PDI.

The following table sets forth the components of the purchase price as of December 31, 2003:

                 Cash paid                                    $1,200,000
                 Common Stock issued                           1,205,271
                 Purchase price adjustment                       (26,500)
                 Estimated transaction costs                     236,367
                 Contingent consideration payable                800,000
                                                              ----------
                 Total purchase price                         $3,415,138
                                                              ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

                 Cash and cash equivalents                    $  163,566
                 Accounts receivable                             412,414
                 Unbilled revenue                                408,495
                 Prepaid expenses and other current assets        22,415
                 Property and equipment                           83,179
                 Other intangibles                               449,000
                 Other assets                                      5,038
                 Accounts payable                                 (5,597)
                 Accrued expenses                               (288,774)
                 Deferred revenue                                (55,028)
                 Deferred tax effect on purchase accounting     (211,600)
                                                              ----------
                 Fair value of net assets acquired               983,108
                                                              ----------
                 Estimated goodwill                           $2,432,030
                                                              ==========

None of the goodwill associated with the acquisition of PDI is expected to be deductible for tax purposes.


2002

Brandywine Computer Group, Inc.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc., ("BCG"). BCG provides technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems. BCG's clients range from Fortune 500 companies to medium sized or "middle market" companies, with no specific industry or geographic concentration. The BCG ERP and supply chain implementations have historically been focused on the J.D. Edwards platform, but in 2003 the ERP services were expanded to include Microsoft Great Plains and other Microsoft Business Solutions software as well.

The total consideration payable by the Company to the BCG shareholders was to be comprised of the initial consideration, a purchase price adjustment based on the level of BCG working capital at closing and future contingent consideration. Initial consideration of $2,750,876 in cash and 1,508,838 shares of the Company's Common Stock was paid at closing. The shares issued were valued at $3,420,033 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was announced and closed on the same date. Subsequent to closing, the initial consideration was decreased by $133,712, which is the amount that net working capital at closing was less than the benchmark level of working capital to have been provided by BCG at May 31, 2002 of $1,247,643.


The BCG shareholders were also eligible to receive contingent consideration in each of the three successive annual periods commencing June 1, 2002 based upon BCG attaining specified earnings and cash flow targets in each period. The contingent consideration for each period consisted of a payment of $764,132 in cash and the issuance of the number of shares of Common Stock determined by dividing $764,132 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period was to be determined based on the closing price of the Common Stock upon the resolution of the contingencies.

The annual contingent consideration was to be paid to the BCG shareholders only if BCG's EBITDA, as defined in the merger agreement, and cash remittances equaled or exceeded certain specified thresholds. If the BCG shareholders met the cash remittance requirements in each of the annual performance periods but failed to qualify for the contingent consideration for any annual performance period based on the EBITDA performance requirement, they would be entitled to receive such amounts of annual contingent consideration not previously paid after the end of the third performance period if BCG generates cumulative EBITDA for the three performance periods taken as a whole in excess of the threshold specified in the merger agreement. In the event that any contingent consideration is paid to the BCG shareholders, the value of such consideration will be added to the goodwill previously recorded at closing.

The maximum aggregate consideration at the time of closing was approximately $10.7 million, of which approximately $6.1 million was paid at Closing as the initial consideration and approximately $4.6 million could have been paid as contingent consideration. Transaction costs associated with the acquisition of BCG were approximately $315,000.

It was determined during the third quarter of 2003 that BCG had met its specified targets for the first annual performance period and, therefore, the BCG shareholders qualified to receive the contingent consideration for the period. The contingent consideration comprised of $764,132 in cash and 369,146 shares of the Company's Common Stock, which was valued at $753,058 as of the date the contingencies were resolved. The Common Stock was issued to the BCG shareholders in October 2003. The cash was payable to the BCG shareholders only when sufficient cash was generated by BCG. As of December 31, 2003, the Company had paid the BCG shareholders $152,826 of the $764,132 additional cash consideration earned and $611,306 was to be payable to the BCG shareholders when sufficient cash was generated by BCG to make such payment.

In March 2004, the Company and the BCG shareholders entered into an agreement that terminated certain of their respective rights and obligations under the merger agreement. In exchange for its obligation to pay the $611,306 of remaining cash and all other future contingent consideration, the Company agreed to pay $120,000 in cash and issued put options that allow the BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000 utilizing the following assumptions: 3.27% risk-free interest rate, 3 year expected life, 61% expected volatility and 0% expected dividend yield. This results in a reduction of the total purchase price for BCG of $458,306 and will be recorded in the first quarter of 2004.

The Common Stock issued to the BCG shareholders pursuant to the merger agreement is subject to certain transfer restrictions pursuant to lock-up agreements executed by each BCG shareholder. As part of their agreement to terminate certain of their rights and obligations under the merger and employment agreements, the BCG shareholders agreed to extend the term of their respective lock-up agreement by 18 months to November 30, 2007. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a principal shareholder of the Company in exchange for cash (See Note 18). The note has a maturity date of May 31, 2005 and requires quarterly cash payments for interest at the rate of eleven percent (11%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

The results of operations of BCG are consolidated with the results of operations of the Company for the periods subsequent to the acquisition date of May 31, 2002.

The allocation of the purchase price to the assets acquired and liabilities assumed at closing was based upon management's estimates of the fair market value of the acquired assets and assumed liabilities.

The following table sets forth the BCG purchase price through December 31, 2003:

               Cash paid                                     $2,769,990
               Common Stock issued                            4,173,091
               Contingent cash consideration payable            611,306
               Transaction costs                                314,998
                                                             ----------
               Total purchase price                          $7,869,385
                                                             ==========

The following table provides the fair value of the acquired assets and liabilities assumed:

               Cash and cash equivalents                     $  526,814
               Accounts receivable                            1,497,930
               Unbilled revenue                                  58,000
               Prepaid expenses and other current assets         47,928
               Property and equipment                           103,774
               Other assets                                       3,400
               Accounts payable                                (291,875)
               Accrued Liabilities                             (736,548)
               Deferred tax effect on purchase accounting       (72,223)
                                                             ----------
               Fair value of net assets acquired              1,137,200
                                                             ----------
               Recorded goodwill                             $6,732,185
                                                             ==========

None of the goodwill associated with the acquisition of BCG is expected to be deductible for tax purposes.

Note 4.       Pro Forma Disclosures Related to Recent Acquisitions


The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of BCG, Delta and PDI had occurred on January 1 of each year presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                           Year ended December 31,
                                       ------------------------------
                                          2003                2002
                                       -----------        -----------
Proforma results:
Net revenues                           $23,563,176        $28,554,886
Net income/(loss)                      $ 1,366,792        $  (851,701)
Income/(loss) per common share
   - basic                             $      0.05        $     (0.03)
   - diluted                           $      0.05        $     (0.03)


Note 5.       Segments

During 2003, the Company had two segments, Commercial Solutions and Government Solutions. During 2002, the Company also had two segments, IT Services and Development. The Government Solutions Segment was formed as a result of the Company's acquisition of PDI on January 31, 2003. The Development segment reported in 2002 was no longer applicable in 2003 as a result of the write-off of the majority of the Company's Development segment investments and its intent to no longer make investments in the Development segment. The Company ceased operations of this segment at the end of 2002 and as of January 1, 2003, all remaining assets of the Development segment, with a carrying value of $527,956, were reclassified as corporate assets.

Commercial Solutions - Through its IT Commonwealth Members, BBT, BCG and Delta the Company provides technology consulting services, hardware and communications lines to large domestic companies that include the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Government Solutions - Through its IT Commonwealth Member, PDI, the Company provides technology engineering and project management services to the U.S. Federal government either as a direct contractor or as a subcontractor to large U.S. defense contractors. PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI generates most of its revenues as a subcontractor under U.S. Department of Defense contracts and is subject to significant federal government procurement regulations that do not apply to the other IT Commonwealth Members. As a result, PDI is subject to a different regulatory environment and economic characteristics than the Company's Commercial Solutions segment. Accordingly, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company reports PDI as a separate segment.

Development - The Company's Development segment made investments in concept and development stage IT hardware and software companies during 2001 and early 2002, providing financial, managerial and business plan consulting services. With the implementation of the IT Commonwealth strategy in 2001, the Company curtailed new primary investments. This segment ceased operations at the end of 2002.

All of the Company's operations during the years ended December 31, 2003 and 2002 were in the United States.

The Company measures operating performance based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate administrative expenses.

The table below presents information about the reported segments for the years ended December 31, 2003 and 2002 with a reconciliation of total segment EBITDA to consolidated pre-tax income.

                                Net Revenues                  EBITDA
                         -------------------------   -------------------------
                            2003          2002           2003         2002
                         -----------   -----------   -----------   -----------
Commercial Solutions    $11,281,012   $10,527,790    $ 1,725,886   $ 1,827,067
Government Solutions      5,767,796             -      1,147,611             -
Development                       -         2,000              -      (350,569)
                         -----------  -----------    -----------   -----------
Total segments          $17,048,808   $10,529,790      2,873,497     1,476,498
                        ===========   ===========

Gain on sale of investment in Applied Discovery        1,356,937             -
Unallocated corporate expenses                        (2,087,989)   (2,243,910)
                                                     -----------   -----------
Consolidated EBITDA                                    2,142,445      (767,412)
Interest expense, net                                   (687,223)     (180,245)
Depreciation and amortization                           (202,668)     (113,689)
                                                     -----------   -----------
Consolidated pre-tax income/(loss) as reported       $ 1,252,554   $(1,061,346)
                                                     ===========   ===========

The following table presents total assets by segment at December 31, 2003 and December 31, 2002 with a reconciliation of aggregate segment assets to consolidated total assets.

                                     December 31,   December 31,
                                         2003            2002
                                     ------------    ------------
Commercial Solutions                  $18,042,566    $ 13,958,423
Government Solutions                    3,425,006               -
Development                                     -         528,739
                                     ------------    ------------
Total segments                         21,467,572      14,487,162
Unallocated amounts:
   Prepaid expenses                       124,468          75,000
   Notes receivable                       394,614         694,614
   Fixed assets                            93,193               -
   Other assets                            15,987          55,269
   Cash                                   957,019         148,557
                                     ------------    ------------
Total assets as reported             $ 23,052,853    $ 15,460,602
                                     ============    ============

Note 6.       Intangibles and Long-Lived Assets

Intangibles and long-lived assets consisted of the following at December 31, 2003 and 2002:

                            2003                           2002
               -------------------------------  --------------------------
               Gross    Accumulated  Net       Gross    Accumulated  Net
               Carrying Amortization Carrying  Carrying Amortization Carrying
               Value    Amount       Value     Value    Amount       Value
               -------- ------------ --------  -------- ------------ --------
Long-term
 Contracts (a) $390,000  $ (22,500)  $367,500   $     -   $      -   $     -
Customer
 Relationships
  (b)            59,000    (20,000)    39,000         -          -         -
Order backlog
  (c)            20,000    (20,000)         -         -          -         -
               --------   ---------  --------   -------   --------   -------
               $469,000  $ (62,500)  $406,500   $     -   $      -   $     -
               ========   =========   ========   =======   ========  ========

(a)  Amortized over a five year period.
(b)  Amortized over a nine month period.
(c)  Amortized over a one month period.


Note 7.       Goodwill

The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2003 was as follows:

                                 Commercial      Government
                                 Solutions       Solutions         Total
                               -------------   -------------    -----------
Balance at January 1, 2003     $  10,530,690    $          -    $10,530,690
Goodwill acquired - PDI                    -       1,632,030      1,632,030
Contingent consideration - BCG     1,532,530                      1,532,530
Goodwill acquired - Delta          1,858,770                      1,858,770
Contingent consideration - PDI             -         800,000        800,000
                               -------------     -----------    -----------
Balance at December 31, 2003   $  13,921,990     $ 2,432,030   $ 16,354,020
                               =============     ===========   ============


In accordance with the provisions of SFAS No. 142, goodwill from the acquisitions of BBT, BCG, PDI and Delta has not been amortized. The Company performed its annual test for impairment as of October 1, 2003 upon completing its annual budgeting process and concluded that there was no goodwill impairment as of this date for BBT, BCG and PDI. Since Delta was acquired on December 4, 2003, after the annual review process, it was not included in the review. It will be included in next year's review along with all other IT Commonwealth Members. The Company's reporting units utilized for evaluating the recoverability of goodwill are its IT Commonwealth Members which are wholly-owned subsidiaries.


Note 8.   Sale of Investment in Applied Discovery

In July 2003, the Company sold its investment in Applied Discovery as part of the acquisition of Applied Discovery by LexisNexis, a division of Reed Elsevier Inc. Under the terms of the transaction, Zanett received $1,806,937 in cash for the shares it owned, resulting in a gain of $1,356,937 on its initial investment of $450,000. The Company is entitled to receive up to $95,102 of additional proceeds that are being held in an escrow account through July 2004 to cover potential liabilities for which the Company remains responsible. The Company has deferred the recognition of additional income, if any, related to these additional proceeds until the related contingencies are resolved.


Note 9.   Impairment of Investments

During 2002, the Company recorded impairment charges in the amount of $286,432 related to the balance of its investments in Fanlink Networks, Inc. and InfoDream Corporation, as they effectively ceased operations during the year. Details of these impairment charges are presented below:

       Affiliate                                    2003            2002
       ---------                                 ----------     ----------
       Fanlink Networks, Inc.                    $        -     $   74,582
       InfoDream Corporation                              -        211,850
                                                 ----------     ----------
       Total                                     $        -     $  286,432
                                                 ==========     ==========

The Company also recorded an impairment charge of $81,159 in 2002 related to software development costs.


Note 10.   Property and Equipment

Property and equipment consisted of the following at December 31, 2003 and 2002:

                                         Estimated         December 31,
                                           Useful      ---------------------
                                           Lives         2003         2002
                                         ---------     ---------   ---------
           Computer equipment            3 years       $ 386,239   $ 220,108
           Furniture and fixtures        5 years         104,141      59,959
           Leasehold improvements        Lesser of
                                         lease term
                                         or life of
                                         asset            23,280           -
                                                       ---------   ---------
                                                         513,660     280,067
           Less accumulated depreciation
              and amortization                          (202,582)    (86,049)
                                                       ---------   ---------
           Property and equipment, net                 $ 311,078   $ 194,018
                                                       =========   =========

Depreciation and amortization expense related to all property and equipment was $140,168 and $113,689 for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, equipment acquired under capital leases consisted of computer equipment with a capitalized cost of $28,747. Depreciation and amortization expense includes the amortization of these capital leases. As of December 31, 2003, there were no minimum lease payments remaining under these capital leases.

Note 11.   Restricted Common Stock

All of the shares of Common Stock issued by the Company in its acquisitions of operating units as well as shares issued to executives, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2003, no shares pursuant to the lock-up agreements have been released from the restrictions.


Note 12.   Restricted Stock Issuances and Non-cash Compensation

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

Of the 1,450,000 shares discussed above, 250,000 shares vested immediately and 1,200,000 were subject to a repurchase feature that lapsed over five years. The repurchase feature allowed the Company under certain circumstances to repurchase any of the shares, at their issue price of $1.00 per share, for which the repurchase feature had not expired. Of these 1,200,000 shares, the Company's repurchase option expired on 90,000 shares in 2001 and on an additional 75,000 shares in 2002.

On March 31, 2002, the Company entered into a separation agreement with one of the business associates under which it waived its right to repurchase 120,000 shares still subject to the repurchase feature and exercised its right to repurchase 150,000 shares of stock previously issued to the individual. Under SFAS 123, the modification of the right to repurchase 120,000 shares resulted in the recognition of a non-cash stock compensation charge of $59,732 that had previously been deferred, while the repurchase of the 150,000 shares resulted in a reduction in non-cash stock compensation of $(84,335).

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

Of the 1,300,000 options granted, 1,150,000 have an exercise price of $2.00 per share and 150,000 have an exercise price of $1.37 per share. As a result of this transaction, the Company recorded a non-cash stock compensation charge of $431,149, in the year ended December 31, 2002 which included the write-off of the $147,176 balance of accrued interest on the non-recourse notes.

Prior to being retired on August 30, 2002, the restricted Common Stock was issued subject to non-recourse notes and, therefore, was accounted for in a manner similar to stock options. Compensation expense was determined in accordance with SFAS 123 as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring,or in Conjunction with Selling, Goods or Services". Expense with regard to the restricted stock was charged to operations over the five-year period over which the Company's repurchase option expires.

As discussed above, these restricted shares and non-recourse notes were canceled in 2002 and there was no deferred compensation recorded at December 31, 2002 related to it. During the year ended December 31, 2002 the Company recognized non-cash compensation expense of $206,183 related to these restricted stock issuances.

In April 2002, the Company issued 28,666 shares of Common Stock for public relations services. The shares were subject to a restriction that prohibits their sale for twelve months. The Company recorded a non-cash charge of $61,632 related to this stock grant during the year ended December 31, 2002 based on the price of the stock on the date of issuance. Additionally, a stockholder of the Company transferred 57,000 shares of the Company's Common Stock owned by such stockholder to the same public relations firms for no consideration. As a result of such transfer the Company recorded a non-cash charge of $122,550 related to this stock transfer during the year ended December 31, 2002 based on the price of the stock on the date of transfer.

In August 2002, the Company issued 16,666 options to purchase the Company's Common Stock to extend the services agreement with one of the public relations firms discussed above for an additional three month period. These options were issued with an exercise price of $2.00 per share, which resulted in a stock compensation charge of $9,416 during the year ended December 31, 2002, based on the fair value of the options calculated using a Black-Scholes valuation model.

In August 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. In exchange for these services, the Company issued the firm 18,000 shares of restricted Common Stock and granted options to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share and options to purchase 50,000 shares of Common Stock at an exercise price of $3.50 per share. The total amount to be recognized as an expense over the period of the agreement was calculated based on the price of the stock on the date of the agreement and a Black-Scholes model. The Company recorded stock compensation expense of $43,568 and $18,153 in 2003 and 2002, respectively. At December 31, 2003, the unamortized deferred compensation balance associated with the issuance of the restricted stock and options was $25,414.

In May 2003, the Company issued 10,000 shares of Common Stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. Additionally, the Company granted the firm options to purchase 50,000 shares of the Company's Common Stock. These options have a one-year life and an exercise price of $2.50 per share. The agreement with the investor relations firm requires the provision of services for a one-year period commencing May 15, 2003. Accordingly, the fair value of the stock at the date of the agreement and the fair value of the options at the grant date calculated using a Black-Scholes model will be recognized as general and administrative expense on a straight-line basis over the one-year term of the agreement. The Company recorded a non-cash charge of $22,812 related to this arrangement during the year ended December 31, 2003. At December 31, 2003, the deferred compensation balance associated with this arrangement was $13,688.

In October 2003, the Company issued 10,000 shares of Common Stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. Additionally, the Company granted the firm options to purchase 50,000 shares of the Company's Common Stock. These options have a one-year life and an exercise price of $3.50 per share. The agreement with the investor relations firm requires the provision of services for a one-year period commencing October 15, 2003. Accordingly, the market value of the stock at the date of the agreement and the fair value of the options at the grant date calculated using a Black-Scholes model will be recognized as general and administrative expense on a straight-line basis over the one-year term of the agreement. The Company recorded a non-cash charge of $9,688 related to this arrangement during the year ended December 31, 2003. At December 31, 2003, the deferred compensation balance associated with this arrangement was $67,812.



Note 13.   Stock Issued For Investment and Future Services

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

Compensation for the future services was determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18. Consulting services expense was charged to operations from the issuance of these shares. However, with the Company's waiver of future services and the repurchase feature on the remaining shares, no future charges were incurred after the second quarter of 2002. During the year ended December 31, 2002, the Company recognized non-cash compensation expense of $26,510. At December 31, 2003 and 2002, there was no unamortized deferred compensation attributable to these restricted stock issuances.


Note 14.   Employee Loans

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

At December 31, 2002, the Company had loaned the former employee an aggregate of $289,699, excluding interest, to make such investments. As a result of a revaluation of certain of the Company's investments underlying these loans, the Company recorded a provision for the doubtful collectibility of the related loans and accrued interest in the aggregate amount of $239,699. Therefore the aggregate net carrying value of these loans at December 31, 2002, was $50,000. In August 2003, the former employee repaid the Company $50,000.

On September 7, 2001 the Company issued 569,397 shares of restricted Common Stock to two of its executive officers at $1.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes for $569,397 by the officers as payment for this restricted stock. The company recorded non cash compensation in the amount of $569,397 based on the difference between the issue price and the market price for Common Stock on the date of grant. The notes mature November 1, 2005, and bear interest, payable at maturity, at 5% per annum. The notes are secured by the Common Stock pursuant to stock pledge agreements.

On January 27, 2002, the Company issued 480,000 shares of restricted Common Stock to two of its executive officers, at the market price of $2.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes for $960,000 by the officers as payment for this restricted Common Stock. The notes mature on November 1, 2005 and bear interest, payable at maturity, at 5% per annum and are secured by the Common Stock. The Company recorded non-cash compensation expense in 2002 in the amount of $48,000 for these restricted stock issuances.

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

Notes issued by the two executives for the purchase of the Company's Common Stock, as detailed above, as well as accrued interest receivable of $153,855 and $88,058 at December 31, 2003 and 2002, respectively, are included in Notes receivable from stock subscriptions and accrued interest in the stockholders' equity section of the accompanying consolidated balance sheets.


Note 15.      Stock Based Compensation

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

On April 22, 2003, the Company's board of directors adopted an amended and restated Stock Plan, which increased the number of shares of the Common Stock issuable under the plan from 5,000,000 shares to 7,000,000 shares. The plan was approved by the Company's shareholders at the annual meeting in June 2003.

On August 4, 2003, the Company awarded 750,000 options to purchase restricted Common Stock to each of two executives with an exercise price of $2.00 per share which was the market price of the Common Stock on the date of the grant. All of the 1,500,000 options vest on August 4, 2008, subject to the executives maintaining continuous service to the Company through the vesting date and may be accelerated at the discretion of the board of directors.

During 2003 and 2002, the Company issued options in total to purchase 2,602,802 and 2,537,202 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2003, 1,387,457 common shares were available for future issuance under the Stock Plan. Options to purchase the Company's Common Stock issued to BAB, Inc. option holders as part of the merger and re-capitalization in October 2000 are covered by the Stock Plan. During 2003, options to purchase 33,626 shares of Common Stock were forfeited or expired unexercised.

The following tables present option activity and options outstanding and exercisable:


---------------------------------------------------------------
                                                      Weighted
                                                      average
                                                      exercise
                                           Shares       price
---------------------------------------------------------------
Outstanding, January 1, 2002               937,622     $  2.20
Granted to employees                     1,070,536     $  2.08
Granted to business associates           1,300,000     $  1.93
Granted to vendors                         166,666     $  2.75
Exercised                                        -     $     -
Forfeited/expired                         (425,535)    $  0.69
---------------------------------------------------------------
Outstanding, December 31, 2002           3,049,289     $  2.24
Granted to employees                     2,402,802     $  2.13
Granted to directors                       100,000     $  2.00
Granted to vendors                         100,000     $  2.50
Exercised                                   (5,922)    $     -
Forfeited/expired                          (33,626)    $  1.00
---------------------------------------------------------------
Outstanding, December 31, 2003           5,612,543     $  2.19
==============================================================


                                               Options Outstanding
                                ------------------------------------------------
                                    Weighted
Options Exercisable
                                     Average                             -------
------------------
                                   remaining            Weighted
Weighted
Range of                        contractual life    average exercise
average exercise
exercise price         Shares        (years)             price
Shares          price
--------------------------------------------------------------------------------
------------------
$0.48 to $.096          7,631           3.11            $  0.81
3,475          $ 0.80
$1.25                  20,909           1.25               1.25
20,909            1.25
$1.38 to $1.91        216,922           7.08               1.53
174,616            1.44
$2.00               4,072,682           8.38               2.00
1,860,360            2.00
$2.02 to $2.24        568,036           8.41               2.14
191,336            2.19
$2.50 to $4.17        605,532           6.12               2.67
351,850            2.65
$6.37 to $7.50         83,331           2.00               7.00
83,331            7.14
$9.00                  37,500           2.08               9.00
37,500            9.00
--------------------------------------------------------------------------------
------------------
                    5,612,543           7.91            $  2.19
2,723,377          $ 2.31
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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:
                                         2003           2002
                                     ------------    ------------
Risk-free interest rate               3.3% - 3.5%        3.5%
Expected lives                       2 to 4 years    2 to 4 years
%Expected volatility                   60% - 61%         60%
Expected dividend yield                   0%              0%


Note 16.      Stock Repurchase Plan

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding Common Stock. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the Common Stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. As of December 31, 2003, the Company had repurchased 24,775 shares at a cost of $55,926. These shares are included in Treasury stock on the accompanying consolidated balance sheets.


Note 17.      Contributed Services and Related Party Transactions

During 2002, the Company recorded non-cash compensation expense of $190,000 for the contributed services of two executive officers, who are also principal shareholders. The officers, pursuant to their respective employment arrangements, are each entitled to an annual salary of $95,000 but chose to contribute their services to the Company. Since the officers did not expect payment of such compensation, the value of such has been reflected as an increase to additional paid-in capital. In 2003, the two officers began receiving cash compensation and no longer contribute their services.

During 2003 and 2002, the Company recorded general and administrative expenses in the amounts of $213,000 and $36,000 for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. If the Company had to procure such administrative services from an unrelated third party, it is likely that those services would cost more than the amounts allocated by the related party in 2002. In 2003, amounts charged for similar services were at estimated fair market value.

During 2002, on a monthly basis, the Company charged the same related party 25% of one officer's compensation for services rendered by the officer to the related party. Because of the common ownership, the Company's management decided to forgive the balance owed and considered the value of the services as a return of capital in 2002. At December 31, 2002, Additional paid-in capital was reduced by $33,396 for such services. During 2003, the officer did not render significant services to the related party.


Note 18.      Notes Payable and Line of Credit Arrangements

Notes payable and line of credit arrangements comprising all of the Company's outstanding debt at December 31, 2003 and 2002 and are as follows:

                                               2003           2002
                                            ----------     ----------
Notes payable to principal shareholder,
  11% interest, quarterly interest
  payments, mature January 1, 2006          $4,575,000     $4,575,000
Note payable to financial institution,
  15% interest, quarterly interest
  payments, matures January 2, 2007          1,500,000              -
Revolving credit facility with a
  financial institution, Prime plus 3%,
  borrowing base is defined eligible
  receivables, secured by substantially
  all of the Company's assets                  431,667              -
                                            ----------     ----------
Total debt                                  $6,506,667     $4,575,000
Less: Current portion                          431,667              -
                                            ----------     ----------
Long-term debt                              $6,075,000     $4,575,000
                                            ==========     ==========

At December 31, 2003 one of the notes payable to a principal shareholder had a maturity date of December 31, 2004. Subsequent to December 31, 2004 the Company re-negotiated the maturity of all notes payable to the shareholder to January 1, 2006.

As a result of the Delta acquisition, the Company acquired a pre-existing $250,000 line of credit with a finance company. The interest rate on the line of credit is Prime plus 2.5%. The line of credit is collaterized by certain of Delta's accounts receivable and the personal guarantee and personal assets of a former owner of Delta. During December 2003, the Company repaid the outstanding balance of $100,446 on this line of credit and as of December 31, 2003 there were no borrowings outstanding against it. The Company intends to maintain this line of credit in 2004 to provide working capital for Delta.

Through the Company's acquisitions of IT Commonwealth Members during 2003 and 2001, the Company had other line of credit arrangements outstanding during 2003 and 2002 with an aggregate maximum amount available of $850,000. These other line of credit arrangements, which were secured by various assets of the Company, were not renewed or otherwise terminated during 2003.

The Company acquired a note payable to a bank in the amount of $348,091 as a result of its acquisition of an IT Commonwealth Member during 2003. The 7.5% note payable was secured by a personal asset of a shareholder of the Company. The Company repaid the note in full in December 2003.

Subsequent to December 31, 2003, the Company repaid the then outstanding balance on its revolving credit facility and has not made any additional borrowings against the facility. The Company does not intend to make any additional borrowings against this facility and is actively seeking alternative financing of a revolving credit line nature.


Note 19.      Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2003 and 2002:


                                               2003           2002
                                            ----------     ---------
Employee compensation
  and commissions                           $  599,265    $  362,548
Transaction costs related to
  acquisitions                                 459,656       239,853
Professional fees                              229,692       215,925
Sales taxes                                    112,187             -
Accrued referral fees                           35,615       157,613
Interest payable                                28,187        28,187
Other                                           98,725        60,886
                                            ----------     ---------
Total accrued expenses                      $1,563,327    $1,065,012
                                            ==========     =========


Note 20.      Employee Benefit Plans

Each of the IT Commonwealth Members have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plans") and cover all employees of the respective subsidiaries meeting certain service and age requirements. In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Members. The maximum matching contributions range from 50% of the first 4% to 10% of an employee's annual wages. The amount contributed to the Plans by the Members subsequent to each's acquisition by the Company was approximately $243,664 and $116,000 for the years ended December 31, 2003 and 2002, respectively.


Note 21.      Commitments and Contingencies

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26-27, 2004 Zanett's complaint against Immunomedics was heard in a non jury trial in U.S. District Court in Wilmington. Final briefs from both sides were submitted on or before March 16th, 2004. A decision by the court is currently pending.


In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against one of the Company's subsidiaries (the " Subsidiary") in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by the Subsidiary pursuant to a Partnership Agreement dated July 5, 2001, under which the Subsidiary had agreed to pay GRC a percentage of gross billings charged to a specific client of the Subsidiary. On April 3, 2003, the Subsidiary filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. On October 29, 2003, the Subsidiary received a demand letter from GRC's counsel seeking approximately $146,000 in damages. By letter dated November 11, 2003, the Subsidiary responded to GRC's demand letter and made a settlement proposal, which was subsequently rejected by GRC. The parties' settlement negotiations are currently suspended. According to a notice of the Superior Court dated February 13, 2004, the deadline for completion of discovery is May 25, 2004 and the case is placed on the July 2004 pre-trial conference list. The Company believes that its existing accrual will be adequate to cover any potential settlement with GRC.

On December 22, 2003 the Company entered into an agreement with the former shareholders of BBT that modified the original BBT merger agreement and the basis on which future contingent consideration could be earned. Effective January 1, 2003, whenever BBT recognizes between $700,000 and $1,000,000 of EBITDA, the former BBT shareholders may demand contingent cash payments and contingent stock payments up to a maximum of $416,667 and 208,333 shares of the Company's Common Stock using the same formula for pro-rating such contingent consideration as defined in the original BBT merger agreement, but may make such demand no more than twice during the period January 1, 2003 and ending April 30, 2006. Payment of the cash and stock is subject to confirmation by the Company of BBT having produced sufficient free cash flow to make the cash payments.

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through January 31, 2008. Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2003 future minimum lease payments under these non-cancelable operating leases are as follows:

                                          Year ending
                                          December 31,               Amount
                                     ----------------           -----------
                                            2004                   $ 89,816
                                            2005                     71,970
                                            2006                     45,747
                                            2007                     45,747
                                            2008                     30,498
                                                                   --------
                                           Total                   $283,778
                                                                   ========

Total rent expense under all operating leases was $172,456 and $110,040 for the years ended December 31, 2003 and 2002, respectively.

The company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.


Note 22.      Concentration of Credit Risk

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

For the year ended December 31, 2003, the Company had two customers that accounted for approximately 18% and 12% of total net revenues. For the year ended December 31, 2002, the Company had three customers that accounted for approximately 20%, 17% and 12% of net revenues.

At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable.

A significant majority of PDI's net revenues and receivables are related to the U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.


Note 23.      Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

                                              Year Ended December 31,
                                              -----------------------
                                                 2003         2002
                                              ----------     ---------
Federal:
       Current                                $    9,701     $       -
       Deferred                                        -             -
                                              ----------     ---------
                                                   9,701             -
                                              ----------     ---------

State and local:
       Current                                    88,729       232,632
       Deferred                                  (56,901)      (27,362)
                                              ----------     ---------
                                                  31,828       206,270
                                              ----------     ---------
Provision for/(benefit from) income taxes         41,529     $ 206,270
                                              ==========     =========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported income tax provision for (benefit from) is as follows:

                                               Year Ended December 31,
                                              ------------------------
                                                 2003          2002
                                              ----------     ---------
Tax expense (benefit) at U.S.
    statutory rate                            $  425,868     $(360,858)

State income taxes, net of
    federal benefit                              138,092       169,952

Change in valuation allowance                   (512,013)      395,381

Permanent items, net                             (10,418)        1,795
                                              ----------     ---------
                                              $   41,529     $ 206,270
                                              ==========     =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2003 and 2002 were as follows:

                                                          December 31,
                                                    -----------------------
                                                        2003         2002
                                                    -----------  ---------
Net operating loss carryforwards                    $  436,200   $ 746,043
Capital losses in excess of capital gains              752,629     656,684
Reserves and other accruals                             41,767     490,766
Goodwill and equity in losses of affiliates                  -     190,079
Stock based compensation                               594,233     900,506
Tax/book basis difference in assets                   (189,277)    (27,883)
Change in method, due to acquisition                  (402,190)   (323,472)
                                                    -----------   ---------
Total deferred tax assets                            1,233,362   2,632,723
Less:  Valuation allowance                          (1,486,455) (2,705,500)
                                                    -----------  ---------
Net deferred tax liability                          $ (253,093)  $ (72,777)
                                                    ===========  ==========

As of December 31, 2003 and 2002, the Company has net operating loss ("NOL") carryforwards of approximately $1,100,000 and $1,900,000, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in various years through 2021. The Company recorded a deferred tax liability related to the BBT, BCG and PDI acquisitions, which represents a required change in the method of accounting for these subsidiaries from the cash method to the accrual method. For federal tax purposes, the NOL carryforwards could be used to offset the change in method of accounting. For state tax purposes, because the Company files separate state returns for BBT, BCG and PDI NOL's are not available to offset the change in accounting method.

As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income to utilize these losses in the future, management believes it was appropriate to establish a full valuation allowance to offset the gross deferred tax assets at December 31, 2003 and 2002.

The decrease in the valuation allowance from $2,705,500 at December 31, 2002 to $1,486,455 at December 31, 2003 differs from the component of the provision for income taxes of $512,013 related to the valuation allowance. This difference of $707,032 is primarily due to the recognition of tax benefits by the Company through business combinations, recorded goodwill and adjustments to the deferred tax asset resulting from the finalization of prior year tax returns.


Note 24.      Supplemental Non-Cash Disclosures to the Statements of Cash
       	  Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2003 and 2002:

                                                        2003          2002
                                                   ----------    ----------
Issuance of Common Stock in connection
   with acquisitions                               $2,611,705    $3,420,033


Note 25.      Subsequent Events

On March 31, 2004, the Company awarded 150,000 options to purchase restricted Common Stock to certain employees with an exercise price of $3.03 per share which was the market price of the Common Stock on the date of the grant. All of the 150,000 options vest on March 31, 2008, subject to the employees maintaining continuous service to the Company through the vesting date.


Note 26.      Quarterly Information (Unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented.

















                          First         Second         Third         Fourth
                         Quarter        Quarter       Quarter        Quarter
                        ----------    ----------    -----------    -----------
2003
Net Revenues           $ 3,394,636   $ 4,254,920   $ 4,343,768    $ 5,055,484
Operating income/(loss)$  (126,434)  $   323,839   $   361,064    $    31,352
Net income/(loss)      $  (303,648)  $   117,496   $ 1,505,907    $  (108,730)
Earnings/(loss)
  per share
   Basic               $     (0.01)  $      0.00   $      0.05    $     (0.00)
   Diluted             $     (0.01)  $      0.00   $      0.05    $     (0.00)

2002
Net Revenues           $ 1,373,325   $ 2,465,406   $ 3,827,784    $ 2,863,275
Operating loss         $  (894,653)  $    20,804   $  (110,799)   $  (196,724)
Net loss               $  (745,091)  $    (2,922)  $  (158,001)   $  (361,601)
Earnings/(loss)
  per share
   Basic               $     (0.03)  $      0.00   $     (0.01)   $     (0.01)
   Diluted             $     (0.03)  $      0.00   $     (0.01)   $     (0.01)