Form 10QSB
period 2004-03-31
ZANETT INC
filed 2004-05-24
CIK 1133872

United States
                    Securities and Exchange Commission
                        Washington, D. C. 20549

                                 FORM 10-QSB

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

   |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

        For the transition period from __________ to ___________

                                   0-32315
                             --------------------
                            (Commission File No.)

                                ZANETT, INC.
                              -------------------
          (Exact Name of Registrant as specified in its charter)


               Delaware                                       56-43895
      -------------------------------                  -------------------
     (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)


            135 East 57th Street, 15th Floor, New York, NY 10022
             ----------------------------------------------------
                    (Address of principal executive offices)

                               (212) 980-4600
                               --------------
               (Issuer's telephone number, including area code)



 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                CLASS                   Outstanding at April 30, 2004
                -----                   -------------------------------
      Common stock $.001 Par Value              28,310,201


  Transitional small business disclosure format (check one): Yes [ ]  No [X]

TABLE OF CONTENTS

                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of March 31, 2004
           (unaudited) and December 31, 2003                              1

         Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2004 and 2003 (unaudited)               3

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2004 and 2003 (unaudited)             4

         Notes to Condensed Consolidated Financial Statements             6
             (unaudited)

Item 2 - Management's Discussion and Analysis                            14

Item 3 - Controls and Procedures                                         21

PART II  OTHER INFORMATION                                               21

Item 1 - Legal Proceedings.                                              21

Item 2 - Changes in Securities and Use of Proceeds.                      22

Item 3 - Defaults Upon Senior Securities.                                22

Item 4 - Submission of Matters to a Vote of Security Holders.            22

Item 5 - Other Information.                                              22

Item 6 - Exhibits and Reports on Form 8-K.                               23

Signatures                                                               24

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                  Zanett, Inc.
                     Condensed Consolidated Balance Sheets
                                                  March 31,
                                                    2004         December 31,
                                                 (Unaudited)         2003
                                                ------------     -----------
Assets
Current assets:
     Cash and cash equivalents                  $    988,441     $ 2,121,291
     Accounts receivable and unbilled revenue      3,692,286       3,789,264
       net of allowance for doubtful accounts
       of $82,000 and $0, respectively
     Prepaid expenses and other current assets       415,836         438,703
                                                ------------     -----------
            Total current assets                   5,096,563       6,349,258

Property and equipment, net                          340,435         311,078
Loans receivable                                     394,614         394,614
Goodwill                                          16,640,534      16,354,020
Intangibles and long-lived assets, net               364,000         406,500
Other assets                                          30,299          37,383
                                                ------------     -----------
            Total assets                        $ 22,866,445     $23,852,853
                                                ============    ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                           $  1,635,189     $ 1,367,446
     Accrued expenses                              1,216,947       1,563,327
     Short-term debt                                       -         431,667
     Other current liabilities                     1,065,712       1,682,116
     Deferred revenue                                 93,766          98,145
     Deferred income taxes                            63,309               -
                                                ------------     -----------
            Total current liabilities              4,074,923       5,142,701

Notes payable                                      6,075,000       6,075,000
Deferred income taxes                                170,784         253,093
                                                ------------     -----------
            Total liabilities                     10,320,707      11,470,794
                                                ------------     -----------
Commitments and contingencies
Stockholders' equity
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                        -               -
     Common stock, $0.001 par value;
        50,000,000 shares authorized;
        28,266,629 and 28,116,377 shares
        issued and outstanding, respectively          28,266          28,116
     Additional paid-in capital                   21,268,057      20,843,146
     Treasury stock, at cost - 34,775 and
        24,775 shares, respectively                  (81,810)        (55,926)
     Notes receivable for stock subscriptions
        including accrued interest                (1,835,867)     (1,801,541)
     Deferred compensation                           (70,550)       (192,943)
     Accumulated deficit                          (6,762,358)     (6,438,793)
                                                ------------      ----------
             Total stockholders' equity           12,545,738      12,382,059
                                                ------------      ----------

            Total liabilities and
              stockholders' equity               $22,866,445     $23,852,853
                                                ============     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    Zanett, Inc.
                    Condensed Consolidated Statements of Operations
                                     (Unaudited)

                                               Three Months Ended March 31,
                                               --------------------------
                                                    2004          2003
                                              ------------     -----------
Net revenues                                  $  5,584,534     $  3,394,636
                                              ------------     ------------
Operating expenses:
Costs of net revenues                            4,056,866        2,235,116
  Selling and marketing                            407,071          338,261
  General and administrative (including non-cash
    compensation and consulting expense of
    $179,993 and $14,492)                        1,505,602          947,693
                                               -----------     ------------
    Total operating expenses                     5,969,539        3,521,070
                                               -----------     ------------
       Operating loss                             (385,005)        (126,434)
                                               -----------     ------------
Other income/(expense):
  Interest income                                   44,267           35,512
  Interest expense                                (205,055)        (181,691)
  Other, net                                         7,762            5,259
                                               -----------     ------------
    Total other expense, net                      (153,025)        (140,920)
                                               -----------     ------------
Loss before income taxes                          (538,030)        (267,354)

Income tax benefit/(provision)                     214,466          (36,294)
                                               -----------     ------------
Net loss                                       $  (323,564)    $   (303,648)
                                               ===========     ============
Loss per share - basic                         $     (0.01)    $      (0.01)
                                               ===========     ============
Loss per share - diluted                       $     (0.01)    $      (0.01)
                                               ===========     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Zanett, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                      2004           2003
                                                  -----------     ----------
Cash flows from operating activities:
Net loss                                          $  (323,564)    $ (303,648)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                    73,816         37,494
      Stock based compensation and services           179,993         14,492
      Deferred income taxes                           (19,000)        (6,840)
      Other                                                 -         (2,488)
      Changes in assets and liabilities net
               of effects of acquisitions:
           Accounts receivable                         90,888       (667,090)
           Unbilled revenue                             6,090        357,314
           Accrued interest on notes receivable
               for stock subscriptions                (34,326)       (21,377)
           Prepaid expenses and other current
               assets                                  22,867       (109,332)
           Other assets                                 7,084         24,867
           Accrued expenses                           (94,642)      (113,920)
           Accounts payable                           267,743        293,140
           Income taxes payable                             -       (112,147)
           Deferred revenue                                 -        141,204
                                                  -----------     ----------
   Net cash provided by
     (used in) operating activities                   176,949       (468,331)
                                                  -----------     ----------
Cash flows from investing activities:
   Cash paid for acquisitions, net of cash
     acquired                                        (271,575)    (1,119,501)
   Cash paid for contingent consideration
     related to acquisitions                         (520,000)      (253,332)
   Additions to property and equipment                (60,673)        (7,640)
   Collection of loan receivable                            -        100,000
                                                  -----------     ----------
   Cash flows used in
     investing activities                            (852,248)    (1,280,473)
                                                  -----------     ----------
Cash flows from financing activities:
   Payment of short-term borrowings                  (431,667)             -
   Issuance of long-term debt                               -      1,500,000
   Purchase of treasury stock                         (25,884)             -
   Capital lease payments                                   -         (5,266)
                                                  -----------      ---------
   Cash flows (used in)/provided by
     financing activities                            (457,551)     1,494,734
                                                  -----------      ---------
Net decrease in cash and
     cash equivalents                              (1,132,850)      (254,070)
Cash and cash equivalents, beginning
     of period                                      2,121,291      1,402,180
                                                  -----------      ---------
Cash and cash equivalents, end of period          $   988,441     $1,148,110
                                                  ===========     ==========
Supplemental cash flow information:
Income taxes paid                                 $       745     $   81,073
                                                  ===========     ==========
Interest paid                                     $   205,055     $  213,881
                                                  ===========     ==========

Non-cash financing activity:
Shares issued for contingent consideration        $   367,461              -
                                                  ===========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Zanett, Inc.
            Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.     Organization and Business

Zanett, Inc. (the "Company") is an information technology ("IT") holding company that delivers IT solutions to corporate and government clients throughout the United States through its operating subsidiaries, collectively called the IT Commonwealth (TM) ("IT Commonwealth" or "Commonwealth"). As of March 31, 2004, the IT Commonwealth consisted of four IT solutions companies:
Back Bay Technologies, Inc. ("BBT"), Brandywine Computer Group, Inc. ("BCG"), Delta Communications Group, Inc. ("Delta") and Paragon Dynamics, Inc. ("PDI").

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation ("CNT") (see Note 13, below). INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operate under the name INRANGE Consulting Corporation ("ICC").

IT Commonwealth TM members ("IT Commonwealth Members" or "Members") are operated as independent business units. Each IT Commonwealth Member provides core business services that help clients use technology to make business transactions more efficient, manage knowledge and information, facilitate communications or provide security over voice and data communications.

BBT, based in Boston, Massachusetts, is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services. BBT's clients include money center financial institutions, academic institutions and construction and distribution companies in the New York to Boston corridor.

ICC, with offices in Cincinnati, Ohio and Indianapolis, Indiana, provides business enhancement and technology solutions, including business process assessment, selection, implementation, and re-engineering consulting services, across customer relationship management (CRM), supply chain management (SCM), human capital management (HCM) and financial management
(FM) applications. Additional services include: solutions architecture, infrastructure design, systems integration, comprehensive program management, and custom application development utilizing PeopleSoft, Microsoft and IBM technologies.

Delta, based in Aliso Viejo, California, is a voice and data communications network integrator that sells IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as providing related IT security, design and implementation solutions.

PDI, based in Denver, Colorado, provides software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.

The Company was formed on October 30, 2000, pursuant to the recapitalization of and merger with BAB Holdings, Inc., a publicly traded Illinois corporation ("BAB"). Upon completion of the merger, BAB changed its name to Planet Zanett, Inc. Effective August 26, 2002, the Company changed its name to Zanett, Inc.


Note 3.     Stock-Based Compensation

The Company records stock based compensation arrangements with employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net loss and basic and diluted loss per common share for the three months ended March 31, 2004 and 2003 would have been changed to the pro forma amounts shown below:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2004             2003
                                                 -----------      -----------
  Net loss, as reported                          $ (323,564)      $ (303,648)
  Add back: Stock-based compensation
    expense for employees included in
    reported net loss                                 3,600            3,600
  Deduct: Stock-based compensation expense
    determined under the fair value based
    method for all awards to employees             (221,805)        (401,710)
                                                 ----------       ----------
  Pro forma net loss after
    giving effect to SFAS 123                    $ (541,769)      $ (701,758)
                                                 ==========       ==========

Net loss per common share:
  As reported - Basic                            $    (0.01)     $     (0.01)
              - Diluted                          $    (0.01)     $     (0.01)
  Pro forma   - Basic                            $    (0.02)     $     (0.01)
              - Diluted                          $    (0.02)     $     (0.01)


Note 4.     Loss Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities since the Company incurred losses in each period.

The Company excluded from the computation of diluted loss per share outstanding options to purchase 5,424,043 and 3,572,554 of common stock at March 31, 2004 and 2003, respectively, as they would be antidilutive.


Note 5.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of PDI and Delta, acquired on January 31, 2003 and December 4, 2003, respectively, had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                 Three months ended March 31,
                                 ----------------------------
                                     2004             2003
                                 -----------      -----------
Net Revenues                     $ 5,584,534      $ 5,809,555
Net loss                         $  (323,564)     $  (222,131)
Net loss per common share
  -  Basic                       $     (0.01)     $     (0.01)
  -  Diluted                     $     (0.01)     $     (0.01)


Note 6.       Intangibles and Long-Lived Assets

Intangibles and long-lived assets consisted of the following at March 31, 2004 and December 31, 2003:

                       March 31, 2004
                        (Unaudited)                December 31, 2003
               -------------------------------  --------------------------
               Gross    Accumulated  Net       Gross    Accumulated  Net
               Carrying Amortization Carrying  Carrying Amortization Carrying
               Value    Amount       Value     Value    Amount       Value
               -------- ------------ --------  -------- ------------ --------
Long-term
 Contracts (a) $390,000 $ (45,000)   $345,000  $390,000 $ (22,500)   $367,500
Customer
 Relationships
  (b)            59,000   (40,000)     19,000    59,000   (20,000)     39,000
Order backlog
  (c)                 -         -           -    20,000   (20,000)          -
               --------  ---------   --------   -------  --------     -------
               $449,000 $ (85,000)   $364,000  $469,000 $ (62,500)   $406,500
               ======== ==========   ========  ======== ==========   ========


(a)  Amortized over a five year period on a straight line basis.
(b)  Amortized over a nine month period on a straight line basis.
(c)  Amortized over a one month period.

Amortization expense was $42,500 and $0 for the periods ended March 31, 2004 and 2003, respectively.


Note 7.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2004, was as follows:

                                 Commercial       Government
                                 Solutions        Solutions         Total
                               -------------    -------------    -----------
Balance at January 1, 2004      $13,921,990      $ 2,432,030     $16,354,020
Contingent consideration - PDI            -          (17,539)        (17,539)
Contingent consideration - BCG     (458,306)               -        (458,306)
Contingent consideration - BBT      762,359                -         762,359
                                -----------      -----------     -----------
Balance at March 31, 2004       $14,226,043      $ 2,414,491     $16,640,534
                                ===========      ===========     ===========

The adjustments to goodwill for PDI and BCG represent adjustments to the actual contingent consideration paid to the PDI and BCG shareholders in the quarter ended March 31, 2004.

The Company and the BCG shareholders entered into an agreement on March 3, 2004, that terminated certain of their respective rights and obligations under the merger agreement. In exchange for its obligation to pay the $611,306 of remaining cash and all other future contingent consideration, the Company agreed to pay $120,000 in cash and issued put options that allow the BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000. This resulted in a reduction of the total purchase price for BCG of $458,306.

Based on BBT's operating performance from January 1, 2003 through March 31, 2004, the BBT shareholders met the requirements for payment of additional contingent consideration of $303,125 to be paid in cash and 151,568 shares of common stock, valued at $459,234, which was recognized by the Company in March 2004. This contingent consideration was recorded as other current liabilities and increased goodwill by $762,359. The shares of common stock were valued on March 31, 2004 and the cash portion of the earn-out will be paid from the cash flow generated by BBT during 2004.

Recorded goodwill has not been amortized and no impairment losses have been recognized during the three months ended March 31, 2004. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 8.    Related Party Transactions

The Company pays a related party for office space, computer equipment, telephone and other administrative support provided by the related party.
The related party and the Company have common majority ownership. During the three months ended March 31, 2004 and 2003, the Company recorded administrative expenses in the amount of $53,250 in each quarter for these services.


Note 9.    Concentration of Credit Risk

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

For the three months ended March 31, 2004, the Company had two customers that accounted for 18% and 11% of total revenue. For the quarter ended March 31, 2003, the Company had one customer that accounted for approximately 14% of total revenue.

At March 31, 2004, the Company had two customers that accounted for 24% and 12% of accounts receivable. At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable.

A significant amount of Paragon's revenue and receivables relate to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.


Note 10.    Commitments and Contingencies

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26, 2004 Zanett's complaint against Immunomedics was heard in a non jury trial in U.S. District Court in Wilmington. Final briefs from both sides were submitted March 16, 2004. A decision by the court is currently pending.

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

On March 23, 2004, an action was filed against Brandywine by a former employee of CNT. The former employee alleges claims of breach of contract and tortuous interference by the defendants in connection with negotiations over the purchase of CNT's subsidiary Inrange Global Consulting by Brandywine. No discovery has been conducted yet. It is the Company's intent to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.


Note 11.    Segments

The Company operates in two segments, Commercial Solutions and Government Solutions.

Commercial Solutions is comprised of the operations of its IT Commonwealth
Members: BBT, ICC and Delta who provide technology consulting services, hardware and communications lines to large domestic companies that include the implementation of enterprise resource planning systems and the planning, development and implementation of e-business systems.

Government Solutions is comprised of PDI, which provides technology engineering and project management services to the U.S. Federal Government either as a direct contractor or as a subcontractor to large U.S. defense contractors. PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

There were no inter-segment revenues or allocations of corporate costs to the segments. All of the Company's operations during the first three months of 2004 and 2003 were in the United States.

The Company measures operating performance based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate administrative expenses.

The table below presents information about the reported segments for the three months ended March 31, 2004 and 2003 with a reconciliation of total segment EBITDA to consolidated pre-tax income.


                                Net Revenues                 EBITDA
                        -------------------------   -------------------------
                            2004          2003           2004         2003
                        -----------   -----------   -----------   -----------
Commercial Solutions    $ 3,780,263   $ 2,429,457  $    12,748   $   207,263
Government Solutions      1,804,271       965,179      308,351       147,951
                         -----------   -----------  -----------   -----------
Total segments          $ 5,584,534   $ 3,394,636      321,099       355,214
                        ===========   ===========
Unallocated corporate expenses                        (624,525)     (438,895)
                                                   -----------   -----------
Consolidated EBITDA                                   (303,426)      (83,681)
Interest expense, net                                 (160,788)     (146,179)
Depreciation and amortization                          (73,816)      (37,494)
                                                   -----------   -----------
Consolidated pre-tax loss, as reported             $  (538,030)  $  (267,354)
                                                    ===========   ===========

The following table presents total assets by segment at March 31, 2004 with a reconciliation of aggregate segment assets to consolidated total assets.

                                       March 31,
                                          2004
                                     ------------
Commercial Solutions                 $ 17,418,950
Government Solutions                    4,571,301
                                     ------------
Total segments                         21,990,251
Unallocated amounts:
   Prepaid expenses                        78,250
   Notes receivable                       394,614
   Fixed assets                           130,067
   Other assets                           156,316
   Cash                                   116,947
                                     ------------
Total assets as reported             $ 22,866,445
                                     ============


Note 12.    Common Stock

All of the shares of common stock issued by the Company to acquire BBT, BCG PDI and Delta, as well as shares issued to executives, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. However, a portion of the shares will be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of March 31, 2004, no shares pursuant to the lock-up agreements have been released from the restrictions.


Note 13.    Subsequent Events

On April 23, 2004 (the "Closing"), BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation ("CNT"), pursuant to the terms of an Asset Purchase Agreement (the "Agreement") between BCG and CNT.

INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest.

After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and began operating under the name "INRANGE Consulting."

Initial consideration of $300,000 was paid at Closing. The initial consideration will be adjusted by a purchase price adjustment, which will be the amount at Closing by which the final net assets, as defined by the Agreement, was greater than or less than the required $1,000,000 benchmark level of net assets to be provided by CNT.

The aggregate consideration to be paid by BCG to CNT will be comprised of the initial cash consideration of $300,000 at Closing, a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company has calculated the fair value of the deferred consideration to be $1,513,618 based on current interest rates. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods.

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of INRANGE Consulting in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of INRANGE Consulting for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000.

In connection with the asset sale, BCG and CNT have entered into an operating agreement whereby CNT has agreed to provide INRANGE Consulting with referral and contract generation services for a period of at least one year.

Zanett funded the cash portion of the purchase price paid at Closing from existing cash on hand.

In connection with the Agreement, BCG entered into employment agreements with certain key members of INRANGE Global Consulting.

On April 23, 2004, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2006 and requires quarterly cash payments for interest beginning June 30, 2004, at the rate of ten percent (10%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

Item 2 - Management's Discussion and Analysis

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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


Overview

Zanett is an information technology company that through its operating subsidiaries, collectively known as The IT Commonwealth (TM), delivers technology solutions to Fortune 100 caliber corporations, middle market companies and large government agencies. Since its inception in 2000, we have had a growth strategy of acquiring specialized, profitable IT service companies and using leveraged marketing and economies of scale to grow them organically. Our business model is also characterized by the independence with which the acquired companies (called "Members") continue to operate within the Commonwealth, thus preserving the management, culture and business practices that made them successful. Meanwhile, we have sought to minimize corporate operating costs so as to achieve and maintain profitability.

Since inception in late 2000, we have acquired five companies: Back Bay Technologies ("BBT"), Brandywine Computer Group ("BCG"), Paragon Dynamics "PDI"), Delta Communications Group ("Delta") and, in April 2004 we acquired the INRANGE Global Consulting professional services business unit of Computer Network Technology Corporation ("CNT"). INRANGE Global Consulting has been merged with Brandywine Computer Group, and the combined units will operate under the name INRANGE Consulting ("ICC"). (For a more complete discussion of the operations of these business units see Note 2 to the Condensed Consolidated Financial Statements attached hereto.)

The IT Commonwealth commenced operations at the beginning of what we now know to have been a downturn in the demand for technology solutions in the commercial market. While our Commercial Solutions segment was not unaffected by this downturn, we continued to grow this segment by acquisition. The addition of BCG in 2002 and Delta in 2003 added new sources of revenue and operating profits to the Commonwealth. The downturn in the commercial market was offset by increasing demand for IT solutions in the government (defense) sector. The combination of our growth by acquisition activities in the Commercial Solutions segment and organic growth in our Government Solutions segment resulted in an increase in net revenues for the three months ended March 31, 2004 of $2,189,898 or 65%, to $5,584,534, versus $3,394,636 for the same period in 2003. Included in this increase were net revenues of approximately $1.6 million from Delta, acquired in December 2004, and approximately $600,000 of net revenue from the inclusion of PDI for an additional month.

Our operating companies produced operating income of $246,695 for the three months ended March 31, 2004 versus operating income of $318,502 for the three months ended March 31, 2003, a decrease of 23%. This decline was primarily attributable to our decision to increase the allowance for doubtful accounts by $82,000 due to the sudden deterioration of a clients' financial condition. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") generated by our operating subsidiaries decreased to $321,099 for the current period versus $355,214 for the three months ended March 31, 2003, a decrease of 10%. Primarily as a result of increased acquisition activities and related corporate operating expenses in the first quarter 2004, however, we had an overall operating loss of $(385,005) versus an operating loss of $(126,434) for the three months ended March 31, 2003. Interest expense increased to $205,055 in the current quarter versus $181,691 for the same period in 2003 due primarily to the increase in loans taken to fund our acquisitions, resulting in an increase in our loss before income taxes of $(538,030) versus $(267,354) in the first quarter of 2003. In the current quarter, based on our taxable income projections for the current year, we recorded a tax benefit of $214,466 versus a tax expense of $(36,294) for the quarter ended March 31, 2003. As a result, we incurred a net loss of $(323,564) compared to a net loss of $(303,648) for the quarter ended March 31, 2003.

We generated $176,949 of cash from operations in the quarter as compared to using $(468,331) of cash in operations in the first quarter of 2003. This increase was primarily due to better expense management resulting in a smaller loss in the quarter ended March 31, 2004 relative to the quarter ended March 31, 2003.

In the first quarter of 2004 we paid $520,000 to the former owners of two of our operating subsidiaries due to their successful attainment of performance targets. We also repaid $431,667 to a commercial bank for a short term borrowing undertaken in the fourth quarter of 2003 and paid $271,575 net of cash acquired for acquisitions.

The result of these cash outlays was a reduction in cash of approximately $1.1 million from $2,121,291 at the beginning of the period to $988,441 at March 31, 2004. This decrease in cash notwithstanding, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital, capital expenditure requirements and expected cash outlays for at least the next 12 months. However, if the recent stabilization and improvement in the demand for our services does not continue and we suffer declines in our revenues, we may incur additional losses and negative cash flows, and these could be significant.

Although we are seeing signs of growth in our business, the economic outlook is still uncertain. We believe that technology spending by large companies has increased since the beginning of the year, and government spending, particularly in the area of defense, has increased at an even more rapid pace. However, we cannot predict whether, and to what extent, the improvement in the market for technology solutions services will continue. When the market does improve significantly, we cannot predict whether, and to what extent, the demand for our services will increase. Any decline in our service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite our attempts to contain costs, sales and marketing and general and administrative expenses could increase as a percentage of revenues, thereby affecting our operating results.

In addition, we are integrating two of our acquired companies: Brandywine Computer Group and INRANGE Global Consulting. The successful merger of the operations of these companies has been carefully planned and is currently being executed. The outcome, however, and the impact on our operating results of this integration is uncertain. If we are unable to capitalize on the leveraged marketing synergies of their operations and achieve the planned economies of scale contemplated, our operating results could be adversely affected.

Our future segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large project or client may constitute a significant portion of our total revenues in a particular quarter. To the extent that we are unable to offset the negative affects of any of these factors, our results could be adversely affected.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to the Company's critical accounting policies in the first three months of 2004. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.


Results of Operations

      The following table sets forth the percentage of revenues of items included in our consolidated statements of operations:

                                             Three Months Ended March 31,
                                             --------------------------
                                                   2004           2003
                                           ------------     ------------
Net revenues                                      100.0%         100.0%
                                           ------------     ------------
Operating expenses:
  Costs of net revenues                             72.6          65.8
  Selling and marketing                              7.3          10.0
  General and administrative                        27.0          17.0
                                             -----------     ------------
    Total operating expenses                       106.9          63.1
                                             -----------     ------------
       Operating loss                               -6.9          -2.3
                                             -----------     ------------
Other income/(expense):
  Interest income                                    0.8           0.6
  Interest expense                                  -3.7          -3.3
  Other, net                                         0.1           0.1
                                             -----------     ------------
    Total other (expense)                           -2.7          -2.5
                                             -----------     ------------
Loss before income taxes                            -9.6          -4.8

Income tax benefit/(provision)                       3.8          -0.7
                                             -----------     ------------
Net loss                                            -5.8%         -5.4%


For the three months ended March 31, 2004, the Company recognized net revenues of $5,584,534 compared with net revenues of $3,394,636 for the three months ended March 31, 2003. This increase of $2,189,898 was due to the growth of the IT Commonwealth from the acquisition of additional operating subsidiaries. The current quarter includes net revenue of approximately $1.6 million from Delta, acquired in December 2004, and approximately $600,000 due to the inclusion of PDI for an additional month.

Costs of net revenues, principally compensation costs for professional staff, increased to 72.6% of net revenues in the current quarter versus 65.8% for the same period last year. During a contraction in market demand, the Company had the option of cutting costs by reducing headcount or to accept lower utilization rates and retain personnel in anticipation of a rebound in demand. As all of our professional staff are experienced and difficult to replace, we chose the latter course and are now positioned to take advantage of the increasing demand we foresee for the balance of 2004. If this increase in demand does not take place, we may be forced to reduce headcount, and thus costs of net revenues, to achieve profitability. If we incorrectly judge the degree to which a resurgence in demand for our solutions takes place and do not cut costs quickly enough, our operating margins and results may be adversely affected.

Selling and marketing expenses increased to $407,071 in the current quarter from $338,261 during the same quarter last year. This increase in costs was incurred in the face of the adverse market conditions to maintain existing relationships and develop new opportunities in anticipation of a turnaround in the market.

General and administrative expenses consist primarily of professional fees, administrative employee compensation, stock-based compensation for corporate employees and consultants, travel and entertainment, depreciation and amortization, insurance, office costs and other miscellaneous administrative expenses. For the quarter ended March 31, 2004, total general and administrative expenses were $1,505,602 versus $947,693 in the first quarter of 2003. The bulk of this increase was attributable to the addition of PDI and Delta, however, approximately $150,000 was due to increases in corporate administrative costs including increases in professional fees, travel and stock based compensation for public relations services.

The effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss for the three months ended March 31, 2004 of $(385,005) compared with a loss of $(126,434) for the first quarter of 2003.

Interest income increased to $44,267 in the first quarter of 2004 from $35,512 in the first quarter of 2003, representing an increase of $8,755, or 25% due to a higher average cash balance during the period.

Interest expense increased to $205,055 in the first quarter of 2004 versus $181,691 in the first quarter of 2003. The net increase in interest expense was principally attributable to an increase in loans taken to fund our acquisitions and interest incurred on a revolving credit facility that the Company established with a financial institution in 2003. The Company repaid the outstanding balance on this revolving credit facility in January 2004.

The Company recognized an income tax benefit of $214,666 based on the interim loss for the three months ended March 31, 2004. For the quarter ended March 31, 2003 the Company recorded an income tax provision of $36,294 related to state income tax for states in which its operating subsidiaries are based.

As a result of the above, for the three month period ended March 31, 2004, Zanett reported a net loss of $(323,564) compared to a net loss of $(303,648) for the quarter ended March 31, 2003.

The following table summarizes and compares the Company's operating performance for the two quarterly periods ending March 31, 2004 and March 31, 2003 including the effects on a basic and fully diluted per share basis.

                                      Three months ended March 31,
                                      ----------------------------
                                          2004            2003
                                      ------------    ------------

Net Revenues                          $ 5,584,534     $ 3,394,636
Operating loss                        $  (385,005)    $  (126,434)
Net loss                              $  (323,564)    $  (303,648)
Net loss per share
     Basic                            $     (0.01)    $     (0.01)
     Diluted                          $     (0.01)    $     (0.01)



Results by Operating Segment


The following table summarizes the revenues of the Company's two operating segments: Commercial Solutions and Government Solutions.


                                          Three months ended March 31,
                                          ----------------------------

                                               2004            2003
                                          ------------    ------------
Net revenues - Commercial Solutions       $  3,780,263    $  2,429,457
Net revenues - Government Solutions          1,804,271         965,179
                                          ------------    ------------
Total                                     $  5,584,534    $  3,394,636
                                          ============    ============

Net revenues in our Commercial Solutions segment grew 56% in the first quarter of 2004 to $3.78 million from $2.43 million in the first quarter of 2003. This increase was attributable to a $1.6 million contribution from Delta, which was acquired in December 2003. Our Government Solutions segment experienced a revenue increase of 87% to $1.8 million from $.9 million, which reflects an additional month of contribution and an increase in the demand for its services.

Operating income in our Commercial Solutions segment declined by $151,282 in the first quarter of 2004 to an operating loss of $(8,215) despite the inclusion of Delta in the current quarter. As noted above, in the face of reduced demand for its commercial services in the first quarter of 2004, we made the decision to preserve valuable professional staff with the result that the operating subsidiaries in our Commercial Solutions segment experienced reduced utilization rates and operating profitability. In addition, as also noted above, our decision to increase the allowance for doubtful accounts also had an adverse effect on the operating results of this segment.

Operating income in the Government Solutions segment, on the other hand, increased from $175,435 to $254,910, primarily as a result of the inclusion of PDI for a full three months as compared to only two months in the prior year and increased demand for the system engineering and program management services provided by this segment.

The following table summarizes these segment operating income results.

                                                Three months ended March 31,
                                                ----------------------------

                                                    2004            2003
                                                ------------    ------------
Operating income/(loss) - Commercial Solutions  $     (8,215)   $    143,067
Operating income - Government Solutions              254,910         175,435
                                                ------------    ------------
Operating income - Total                        $    246,695   $     318,502
                                                ============    ============

We believe the Commercial Solutions segment will experience a modest resurgence in demand for its services in 2004 although the outlook is uncertain. We plan to continue to grow the IT Commonwealth by seeking qualified acquisition candidates whose operating performance and attributes will contribute to this segment's overall results. Our ability to find such candidates, and our ability to effect such acquisitions, is uncertain. The protraction of turnaround in this segment's market or an inability to grow through acquisition could adversely affect our overall performance.

We believe that for the balance of 2004 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. To the extent that this segment is unable to obtain such staff, its growth could be limited. In addition, unforeseen events of a global or far reaching nature such as 9/11 could also dramatically affect this segment's results.


Liquidity and Capital Resources

As of March 31, 2004, cash and cash equivalents totaled $998,441, representing a $1,122,850 decrease from the December 31, 2003 balance of $2,121,291. Cash provided by operations was $176,949 during the first quarter of 2004, primarily reflecting a reduction in our tax liability and increases in stock based compensation and accrued interest expense. This compares to cash used in operating activities of $468,331 during the first quarter of 2003, mainly due to the net loss for the period of $(303,648) and a $292,208 increase in working capital during the period.

Net cash used in investing activities of $852,248 in the first quarter of 2004 primarily related to payments of $271,575 for acquisition transaction costs and contingent purchase consideration payments of $400,000 and $120,000 to the former PDI and BCG shareholders, respectively.

Net cash used in financing activities in the first quarter of 2004 was $457,551, which primarily related to the repayment of $431,667 for the revolving credit facility and payments of $25,884 for the purchase of shares under the Stock Repurchase Plan.

We believe the recent improvement in the trend of operating results, current cash on hand and expected increases in the operating cash flows of our operating subsidiaries will provide sufficient cash to satisfy existing working capital requirements and other operating cash needs of the Company in 2004. However, for the Company to implement its acquisition strategy, it will need to raise additional capital. We therefore plans to establish one or more credit accommodations with financial institutions or through a private placement of debt to provide both working capital and acquisition funding. Our ability to secure such accommodations is not certain, and an inability to obtain such credit could hamper our growth plans.

To further minimize cash outlays, the Company will continue to compensate employees with equity incentives where possible and during 2004 will continue to utilize equity instruments to compensate existing and new employees hired. The Company believes that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, in April 2003 the Company's Board of Directors authorized an increase in the number of equity securities that can be issued under its existing stock plan from 5,000,000 shares to 7,000,000 shares. The Company's stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2003. While this increase allows management greater flexibility in its use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that will allow the Company to repurchase up to 150,000 shares of its common stock from time to time in open market transactions. As of March 31, 2004, the Company had repurchased 34,775 shares of its common stock that are reflected as treasury stock on the balance sheet.

During the first three months of 2004, the Company experienced the following changes in its financial commitments.

- The Company paid the former shareholders of PDI contingent consideration of $400,000 in cash and 140,252 shares of common stock that was valued at $367,461, thus reducing the Company's potential financial commitment to the former PDI shareholders to $800,000 in cash and approximately $1,632,539 in Common Stock.

- The Company and the BCG shareholders entered into an agreement that terminated certain of their respective rights and obligations under the merger agreement. In exchange for its obligation to pay the $611,306 of remaining cash and all other future contingent consideration, the Company paid $120,000 in cash and issued put options that allow the BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000. This resulted in a reduction of the total purchase price for BCG of $458,306.

- The Company has committed to pay, pursuant to a modified agreement, the contingent consideration for the second annual performance period to the former BBT shareholders, representing $303,125 in cash and 151,568 shares of common stock that was valued at $459,234. A liability was recorded in the first quarter of 2004 for these amounts, thus reducing the potential financial commitment to the former BBT shareholders by these amounts for contingent consideration payable under the BBT merger agreement.

- Subsequent to March 31, 2004, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2006 and requires quarterly cash payments of interest beginning June 30, 2004, at the rate of ten percent (10%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

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

On March 23, 2004, an action was filed against Brandywine by a former employee of CNT. The former employee alleges claims of breach of contract and tortuous interference by the defendants in connection with negotiations over the purchase of CNT's subsidiary Inrange Global Consulting by Brandywine. No discovery has been conducted yet. It is the Company's intent to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

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


b) Reports on Form 8-K

On April 21, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release regarding recent activity in the price and trading volume its common stock.

On April 29, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release regarding the acquisition of INRANGE Global Consulting by its wholly-owned subsidiary, Brandywine Computer Group, Inc.

On May 6, 2004, the Company filed a current report on Form 8-K to disclose the April 23, 2004 acquisition of INRANGE Global Consulting by its wholly-owned subsidiary, Brandywine Computer Group, Inc.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ZANETT, INC.

 Dated: May 21, 2004             /s/ David M. McCarthy
                                 ------------------------------------------
                                 David M. McCarthy, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: May 21, 2004             /s/ Jack M. Rapport
                                 -------------------------------------------
                                 Jack M. Rapport, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  May 21, 2004

/s/ David M. McCarthy
------------------------------
David M. McCarthy
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  May 21, 2004

/s/ Jack M. Rapport
------------------------------
Jack M. Rapport
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

Financial Statement Certification by the Chief Executive Officer

I, David M. McCarthy, Chief Executive Officer of Zanett, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-QSB of Zanett, Inc., for the quarterly period ended September 30, 2003 (the "Zanett, Inc. Form 10-QSB"), which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the Zanett, Inc. Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Zanett, Inc.




/s/ David M. McCarthy                               May 21, 2004
--------------------------------------------     -----------------
David M. McCarthy - Chief Executive Officer            Date

EXHIBIT 32.2

Financial Statement Certification by the Chief Financial Officer

I, Jack M. Rapport, Chief Financial Officer of Zanett, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-QSB of Zanett, Inc., for the quarterly period ended September 30, 2003 (the "Zanett, Inc. Form 10-QSB"), which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the Zanett, Inc. Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Zanett, Inc.




/s/ Jack M. Rapport                                    May 21, 2004
-----------------------------------------            -----------------
Jack M. Rapport - Chief Financial Officer                  Date