Form 10QSB
period 2004-06-30
ZANETT INC
filed 2004-08-16
CIK 1133872

United States
                      Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

     |_| TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                                    0-32315
                              --------------------
                              (Commission File No.)

                                  ZANETT, INC.
                              -------------------
              (Exact Name of Registrant as specified in its charter)


             Delaware                                        56-43895
      -------------------------------                   ------------------
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

   Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]  No [ ]


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                CLASS                   Outstanding at July 31, 2004
                -----                   ----------------------------
      Common stock $.001 Par Value              28,310,201


  Transitional small business disclosure format (check one): Yes [ ]  No [X]

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of June 30, 2004
           (unaudited) and December 31, 2003                              1

         Condensed Consolidated Statements of Operations for the three
           and six months ended June 30, 2004 and 2003 (unaudited)        2

         Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2004 and 2003 (unaudited)              3

         Notes to Condensed Consolidated Financial Statements             4
             (unaudited)

Item 2 - Management's Discussion and Analysis                            14

Item 3 - Controls and Procedures                                         23

PART II   OTHER INFORMATION                                              23

Item 1 - Legal Proceedings.                                              23

Item 2 - Changes in Securities and Use of Proceeds.                      24

Item 3 - Defaults upon Senior Securities.                                24

Item 4 - Submission of Matters to a Vote of Security Holders.            24

Item 5 - Other Information.                                              25

Item 6 - Exhibits and Reports on Form 8-K.                               25

Signatures                                                               26

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                         Zanett, Inc.
                             Condensed Consolidated Balance Sheets

                                                              June 30,
                                                                2004          December 31,
                                                             (Unaudited)          2003
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $  1,889,365      $  2,121,291
       Accounts receivable net of allowance                    4,597,019         3,782,664
         for doubtful accounts of $82,000 and
         $0, respectively
       Unbilled revenue                                          522,963             6,600
       Prepaid expenses and other current assets                 402,314           438,703
                                                            ------------      ------------
              Total current assets                             7,411,661         6,349,258

Property and equipment, net                                      400,647           311,078
Loans receivable                                                 394,614           394,614
Goodwill                                                      17,567,095        16,354,020
Intangibles and long-lived assets, net                           322,500           406,500
Other assets                                                      38,548            37,383
                                                            ------------      ------------
              Total assets                                  $ 26,135,065      $ 23,852,853
                                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $  1,658,943      $  1,367,446
       Accrued expenses                                        1,782,605         1,563,327
       Short-term debt                                                 -           431,667
       Other current liabilities                               2,130,454         1,682,116
       Deferred revenue                                           45,009            98,145
       Deferred income taxes                                      40,056                 -
                                                            ------------      ------------
              Total current liabilities                        5,657,067         5,142,701

Notes payable                                                  6,575,000         6,075,000
Other non-current liabilities                                  1,047,575                 -
Deferred income taxes                                             63,755           253,093
                                                            ------------      ------------
              Total liabilities                               13,343,397        11,470,794
                                                            ------------      ------------
Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 28,310,201 and 28,116,377 shares
          issued and outstanding, respectively                    28,310            28,116
       Additional paid-in capital                             21,400,037        20,843,146
       Treasury stock, at cost; 34,775 and 24,775
          shares, respectively                                   (81,810)          (55,926)
       Notes receivable for stock subscriptions and
          accrued interest                                    (1,868,339)       (1,801,541)
       Deferred compensation                                     (22,456)         (192,943)
       Accumulated deficit                                    (6,664,074)       (6,438,793)
                                                            ------------       -----------
               Total stockholders' equity                     12,791,668        12,382,059
                                                            ------------       -----------

              Total liabilities and stockholders' equity     $26,135,065       $23,852,853
                                                            ============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 Zanett, Inc.
                                Condensed Consolidated Statements of Operations
                                                 (Unaudited)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                          2004           2003           2004          2003
                                                      -----------    ------------   -----------   -----------
Net revenues                                          $ 7,540,152    $  4,254,920   $13,124,686   $ 7,649,556
                                                      -----------    ------------   -----------   -----------
Operating expenses:
  Costs of net revenues                                 4,953,684       2,472,036     9,010,549     4,707,152
  Selling and marketing                                   568,832         269,936       975,903       608,197
  General and administrative (including non-cash
    compensation and consulting expense of
    $180,117, $19,055, $360,110 and $33,547)            1,707,963       1,189,109     3,213,567     2,136,802
                                                      -----------    ------------   -----------   -----------
    Total operating expenses                            7,230,479       3,931,081    13,200,019     7,452,151
                                                      -----------    ------------   -----------   -----------
       Operating income/(loss)                            309,673         323,839       (75,333)      197,405
                                                      -----------    ------------   -----------   -----------

Other income/(expense):
  Interest income                                          33,507          30,444        77,774        65,956
  Interest expense                                       (207,464)       (182,645)     (412,519)     (364,336)
  Other, net                                               23,010             235        30,773         5,494
                                                      -----------    ------------   -----------   -----------
    Total other expense, net                             (150,947)       (151,966)     (303,972)     (292,886)
                                                      -----------    ------------   -----------   -----------
Income/(loss) before income taxes                         158,726         171,873      (379,305)      (95,481)

Income tax benefit/(provision)                            (61,252)        (54,377)      153,214       (90,671)
                                                      -----------    ------------   -----------   -----------
Net income/(loss)                                     $    97,474    $    117,496   $  (226,091)  $  (186,152)
                                                      ===========    ============   ===========   ===========
Income/(Loss) per share - basic                       $      0.00    $       0.00   $     (0.01)  $     (0.01)
                                                      ===========    ============   ===========   ===========
Income/(Loss) per share - diluted                     $      0.00    $       0.00   $     (0.01)  $     (0.01)
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - basic            28,810,990      27,637,234    28,843,433    27,551,430
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - diluted          31,443,315      31,269,372    29,899,249    27,551,430
                                                      ===========    ============   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         Zanett, Inc.
                        Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                     2004             2003
                                                                  -----------      ----------
Cash flows from operating activities:
Net loss                                                          $  (226,091)     $ (186,152)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                               150,059          78,838
          Stock based compensation and services                       360,110          33,547
          Deferred income taxes                                      (149,282)        (17,681)
          Interest expense related to acquisitions                     14,583               -
          Other                                                          (811)         (4,429)
          Changes in:
               Accounts receivable                                    880,003        (946,988)
               Unbilled revenue                                      (516,363)        536,646
               Interest receivable                                    (66,798)        (42,754)
               Prepaid expenses and other current assets               44,723         (74,459)
               Other assets                                            (1,166)         55,346
               Accrued expenses                                       300,027         (87,693)
               Accounts payable                                       291,497         227,144
               Other current liabilities                              270,174               -
               Income taxes payable                                         -         (86,962)
               Deferred revenue                                             -          21,692
                                                                  -----------      ----------
     Net cash provided by/(used in) operating activities            1,350,665        (493,905)
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired                (681,956)     (1,191,907)
     Cash paid for contingent consideration related
       to acquisitions                                               (827,604)       (253,332)
     Additions to property and equipment                             (116,291)        (15,420)
     Collection of note receivable                                          -         300,000
                                                                  -----------      ----------
     Cash flows used in investing activities                       (1,625,851)     (1,160,659)
                                                                  -----------      ----------
Cash flows from financing activities:
     Issuance of notes payable to related party                       500,000               -
     Issuance of long-term debt                                             -        ,500,000
     Repayments of short-term borrowings                             (431,667)              -
     Purchase of treasury stock                                       (25,884)         (3,320)
     Capital lease payments                                                 -          (9,022)
                                                                  -----------      ----------
     Cash flows provided by financing activities                       42,449       1,487,658
                                                                  -----------      ----------
Net decrease in cash and cash equivalents                            (231,926)       (166,906)
Cash and cash equivalents, beginning of period                      2,121,291       1,402,180
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $ 1,889,365      $1,235,274
                                                                  ===========      ==========

Supplemental cash flow information:
Income taxes paid                                                 $    51,555      $  212,592
                                                                  ===========      ==========
Interest paid                                                     $   412,515      $  270,996
                                                                  ===========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Zanett, Inc.
              Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.     Organization and Business

Zanett, Inc. (the "Company") is an information technology ("IT") holding company that delivers IT solutions to corporate and government clients throughout the United States through its operating subsidiaries, collectively called the IT Commonwealth (TM) ("IT Commonwealth" or "Commonwealth"). As of June 30, 2004, the IT Commonwealth consisted of four IT solutions companies:
Back Bay Technologies, Inc. ("BBT"), INRANGE Consulting Corporation ("ICC") formerly known as Brandywine Computer Group Inc. ("BCG"), Delta Communications Group, Inc. ("Delta") and Paragon Dynamics, Inc. ("PDI").

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation ("CNT"). INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operate under the name INRANGE Consulting Corporation.

IT Commonwealth TM members ("IT Commonwealth Members" or "Members") are operated as independent business units. Each IT Commonwealth Member provides core business services that help clients use technology to make business transactions more efficient, manage knowledge and information, facilitate communications or provide security over voice and data communications.

BBT, based in Needham, Massachusetts, is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services. BBT's clients include money center financial institutions, academic institutions and construction and distribution companies in the New York to Boston corridor.

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

PDI, based in Aurora, Colorado, provides software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. PDI is engaged in contracts with the U.S. Department of Defense to develop classified satellite communications and related command, control, communications and computer (C4) software.


Note 3.     Stock-Based Compensation

The Company records stock based compensation arrangements with employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net loss and basic and diluted loss per common share for the three and six months ended June 30, 2004 and 2003 would have been changed to the pro forma amounts shown below:

                                                  Three months ended June 30,
                                                 ----------------------------
                                                     2004             2003
                                                 -----------      -----------
  Net income, as reported                        $   97,474       $  117,496
  Add back: Stock-based compensation
    expense for employees included in
    reported net income                             135,624            3,600
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (352,426)        (117,497)
                                                 ----------       ----------
  Pro forma net (loss)/income after
    giving effect to SFAS 123                    $ (119,328)      $    3,599
                                                 ==========       ==========

Income/(loss) per common share:
  As reported - Basic                            $     0.00      $      0.00
              - Diluted                          $     0.00      $      0.00
  Pro forma   - Basic                            $     0.00      $      0.00
              - Diluted                          $     0.00      $      0.00

                                                  Six months ended June 30,
                                                 ----------------------------
                                                     2004             2003
                                                 -----------      -----------
  Net loss, as reported                          $ (226,090)      $ (186,152)
  Add back: Stock based compensation
    expense for employees included in
    reported net loss                               139,224            7,200
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (574,231)        (470,064)
                                                 ----------       ----------
  Pro forma net loss after giving
    effect to SFAS 123                           $ (661,097)      $ (649,016)
                                                 ==========       ==========

Loss per common share:
  As reported - Basic                            $    (0.01)      $    (0.01)
              - Diluted                          $    (0.01)      $    (0.01)
  Pro forma   - Basic                            $    (0.02)      $    (0.02)
              - Diluted                          $    (0.02)      $    (0.02)


Note 4.     Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities in periods where the Company has recorded a loss since the impact would be antidilutive.


Note 5.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of PDI, Delta and INRANGE Global Consulting, acquired on January 31, 2003, December 4, 2003 and April 23, 2004, respectively, had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                           Three months ended June 30,  Six months ended June 30,
                           ---------------------------  -------------------------
                               2004            2003         2004          2003
                           -----------     -----------  -----------   -----------
Net Revenues               $ 7,540,152     $ 7,642,971  $13,124,686   $14,669,873
Net income/(loss)          $    97,475     $   166,678  $  (226,091)  $    12,421
Net loss per common share
  - Basic                  $      0.00     $      0.01  $     (0.01)  $      0.00
  - Diluted                $      0.00     $      0.01  $     (0.01)  $      0.00


Note 6.       Intangibles and Long-Lived Assets

Intangibles and long-lived assets consisted of the following at June 30, 2004 and December 31, 2003:


                       June 30, 2004
                        (Unaudited)                December 31, 2003
               -------------------------------  --------------------------
               Gross    Accumulated  Net       Gross    Accumulated  Net
               Carrying Amortization Carrying  Carrying Amortization Carrying
               Value    Amount       Value     Value    Amount       Value
               -------- ------------ --------  -------- ------------ --------
Long-term
 Contracts (a) $390,000  $ (67,500)  $322,500  $390,000  $ (22,500) $367,500
Customer
 Relationships
  (b)            59,000    (59,000)         -    59,000    (20,000)   39,000
Order backlog
  (c)                 -          -          -    20,000    (20,000)        -
               --------   ---------  --------   -------   --------   -------
               $449,000  $(126,500)  $322,500  $469,000  $ (62,500) $406,500
               ========  =========   ========  ========  =========  ========

(a)  Amortized over a five year period on a straight line basis
(b)  Amortized over a nine month period on a straight line basis
(c)  Amortized over a one month period.

Amortization expense was $41,500 and $0 for the three month periods ended June 30, 2004 and 2003, respectively.


Note 7.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2004, was as follows:

                                 Commercial       Government
                                 Solutions        Solutions         Total
                               -------------    -------------    -----------
Balance at January 1, 2004      $13,921,990      $ 2,432,030     $16,354,020
Contingent consideration - PDI            -          (17,539)        (17,539)
Contingent consideration - BCG     (458,306)               -        (458,306)
Contingent consideration - BBT      762,359                -         762,359
Goodwill acquired - INRANGE
    Global Consulting               926,561                -         926,561
                                -----------      -----------     -----------
Balance at June 30, 2004        $15,152,604      $ 2,414,491     $17,567,095
                                ===========      ===========     ===========

The adjustments to goodwill for PDI and BCG represent adjustments to the actual contingent consideration paid to the PDI and BCG shareholders in the first quarter of 2004.

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

Based on BBT's operating performance from January 1, 2003 through March 31, 2004, the BBT shareholders met the requirements for payment of additional contingent consideration of $303,125 to be paid in cash and 151,568 shares of common stock, valued at $459,234, which was recognized by the Company in March 2004. This contingent consideration was recorded as other current liabilities and increased goodwill by $762,359. The shares of common stock were valued on March 31, 2004 and the cash portion of the earn-out was paid during the quarter ended June 30, 2004, from the cash flow generated by BBT during 2004.

Recorded goodwill has not been amortized and no impairment losses have been recognized during the six month period ended June 30, 2004. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 8.      Acquisition of INRANGE Global Consulting

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

After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and began operating under the name "INRANGE Consulting Corporation".

Initial consideration of $300,000 was paid at Closing. The initial consideration will be adjusted by a purchase price adjustment, which will be the amount at Closing by which the final net assets, as defined by the Agreement, was greater than or less than the required $1,000,000 benchmark level of net assets to be provided by CNT.

The aggregate consideration to be paid by BCG to CNT comprised of the initial cash consideration of $300,000 at Closing, a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company has calculated the fair value of the deferred consideration to be $1,513,618 based on current interest rates. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. The estimated transaction costs for the acquisition are $88,038.

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. The Company recorded $24,905 in contingent consideration for the two month period ended June 30, 2004.

In connection with the asset sale, BCG and CNT have entered into an operating agreement whereby CNT has agreed to provide ICC with referral and contract generation services for a period of at least one year.

Zanett funded the cash portion of the purchase price paid at Closing from existing cash on hand.

In connection with the Agreement, BCG entered into employment agreements with certain key members of INRANGE Global Consulting.

The following table sets forth the components of the purchase price as of June 30, 2004:

         Cash paid                                     $  300,000
         Consideration payable - current                1,117,280
         Consideration payable - non-current            1,037,428
         Estimated transaction costs                       88,038
                                                       ----------
         Total purchase price                          $2,542,746
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

          Accounts receivable                          $1,694,359
          Prepaid expenses and other current assets         8,333
          Office equipment and software, net               39,337
          Accrued expenses                               (125,844)
                                                       ----------
          Fair value of net liabilities assumed         1,616,185
                                                       ----------
          Estimated goodwill                           $  926,561
                                                       ==========


Note 9.    Related Party Transactions

The Company pays a related party for office space, computer equipment, telephone and other administrative support provided by the related party. The related party and the Company have common majority ownership. For the three months ended June 30, 2004 and 2003, the Company recorded administrative expenses in the amount of $53,250 for these services


Note 10.    Concentration of Credit Risk

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

For the three months ended June 30, 2004, the Company had one customer that accounted for 14% of total revenue. For the six months ended June 30, 2004, the Company had two customers that accounted for approximately 15% and 10% of total revenue.

For the three months ended June 30, 2003, the Company had two customers that accounted for 20% and 14% of total revenue. For the six months ended June 30, 2003, the Company had two customers that accounted for approximately 18% and 12% of total revenue.

At June 30, 2004, the Company had one customer that accounted for 10% of accounts receivable. At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable.

At June 30, 2003, the Company had three customers that accounted for 18%, 17%, and 10% of accounts receivable. At December 31, 2002, the Company had three customers that accounted for 22%, 21% and 12% of accounts receivable.

A significant amount of Paragon's revenue and receivables relate to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense



Note 11.    Commitments and Contingencies

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

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against one of the Company's subsidiaries (the "Subsidiary") in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by the Subsidiary pursuant to a Partnership Agreement dated July 5, 2001, under which the Subsidiary had agreed to pay GRC a percentage of gross billings charged to a specific client of the Subsidiary. On April 3, 2003, the Subsidiary filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. On October 29, 2003, the Subsidiary received a demand letter from GRC's counsel seeking approximately $146,000 in damages. By letter dated November 11, 2003, the Subsidiary responded to GRC's demand letter and made a settlement proposal, which was subsequently rejected by GRC. The parties have agreed to mediate their dispute. The mediation is currently scheduled to take place on August 12, 2004. In the event that the mediation fails to resolve this dispute, the parties may resume litigation according to the tracking order issued by the Norfolk Superior Court. The Company believes that its existing accrual will be adequate to cover any potential settlement with GRC.

On March 23, 2004, an action was filed against Brandywine by a former employee of CNT. The former employee alleges claims of breach of contract and tortuous interference by the defendants in connection with negotiations over the purchase of CNT's subsidiary Inrange Global Consulting by Brandywine. No discovery has been conducted yet. Defendants have filed a motion to transfer venue from Minnesota to Indiana, which is scheduled to be heard on August 13, 2004. It is the Company's intent to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.


Note 12.    Segments

The Company operates in two segments, Commercial Solutions and Government Solutions.

The Commercial Solutions segment is comprised of BBT, ICC and Delta. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

The Government Solutions segment is comprised of PDI, which provides technology engineering and project management services to the U.S. Federal Government either as a direct contractor or as a subcontractor to prime U.S. defense contractors. PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

There was approximately $19,000 of inter-segment revenue in the quarter ended June 30, 2004, related to development services provided by BBT to PDI in connection with a proprietary software product under development by PDI for the government market.

There were no allocations of corporate costs to the segments. All of the Company's operations during the first six months of 2004 and 2003 were in the United States.

The Company primarily measures operating performance based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Unallocated corporate expenses included in consolidated EBITDA consist primarily of executive salaries and stock based compensation, professional fees, insurance and other corporate administrative expenses.

The table below presents information about the reported segments for the six months ended June 30, 2004 and 2003 with a reconciliation of total segment EBITDA to consolidated pre-tax loss.

                                 Net Revenues                 EBITDA
                         -------------------------   -------------------------
                            2004          2003           2004         2003
                         -----------   -----------   -----------   -----------
Commercial Solutions     $ 9,305,998   $ 5,057,159   $   522,392   $   716,038
Government Solutions       3,818,688     2,592,397       707,593       558,714
                         -----------   -----------   -----------   -----------
Total segments           $13,124,686   $ 7,649,556     1,229,985     1,274,752
                         ===========   ===========
Unallocated corporate expenses                        (1,124,486)     (993,015)
                                                     -----------   -----------
Consolidated EBITDA                                      105,499       281,737
Interest expense, net                                   (334,745)     (298,380)
Depreciation and amortization                           (150,059)      (78,838)
                                                     -----------   -----------
Consolidated pre-tax loss, as reported               $  (379,305)  $   (95,481)
                                                     ===========   ===========


The table below presents information about the reported segments for the three months ended June 30, 2004 and 2003 with a reconciliation of total segment EBITDA to consolidated pre-tax income.

                                  Revenue                    EBITDA
                         -------------------------   -------------------------
                            2004          2003           2004         2003
                         -----------   -----------   -----------   -----------
Commercial Solutions     $ 5,525,735   $ 2,627,701   $   509,262   $   508,775
Government Solutions       2,014,417     1,627,219       399,242       410,763
                         -----------   -----------   -----------   -----------
Total segments           $ 7,540,152   $ 4,254,920   $   908,504   $   919,538
                         ===========   ===========
Unallocated corporate expenses                          (499,577)     (554,120)
                                                     -----------   -----------
Consolidated EBITDA                                      408,927       365,418
Interest (expense)/income, net                          (173,957)     (152,201)
Depreciation and amortization                            (76,244)      (41,344)
                                                     -----------   -----------
Consolidated pre-tax income as reported              $   158,726   $   171,873
                                                     ===========   ===========

The following table presents total assets by segment at June 30, 2004 and December 31, 2003, with a reconciliation of aggregate segment assets to consolidated total assets.


                                June 30,     December 31,
                                  2004           2003
                              ------------   ------------
Commercial IT Solutions       $ 20,408,972   $ 18,042,566
Government IT Solutions          4,701,206      4,225,006
                              ------------   ------------
Total segments                $ 25,110,178   $ 22,267,572
Unallocated amounts:
   Prepaid expenses                 50,500        124,468
   Notes receivable                394,614        394,614
   Fixed assets                    145,086         93,193
   Other assets                     83,672         15,987
   Cash                            351,015        957,019
                              ------------   ------------
Total assets as reported      $ 26,135,065   $ 23,852,853
                              ============   ============


Note 13.    Common Stock

Pursuant to lock-up agreements executed by each shareholder, all of the shares of common stock issued by the Company to acquire the Company's operating businesses, as well as shares issued to executives, are subject to certain transfer restrictions for five years. However, due to the closing price per share having equaled or exceeded certain price targets, a portion of the shares were released from such restrictions. As of June 30, 2004, 16,000 shares subject to lock-up agreements were released from the restrictions.


Note 14.    Subsequent Events

On July 6, 2004, BAB, Inc. repaid the remaining outstanding principal on the note receivable in the amount of $394,614.

Item 2 - Management's Discussion and Analysis

This report contains certain forward-looking statements and information relating to Zanett, Inc. ("Zanett" or the "Company") and its wholly and majority-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Overview

Zanett's second quarter, ended June 30, 2004, was marked by solid growth, profitability, and a fifth addition to the IT Commonwealth - the INRANGE Global Consulting unit of Computer Network Technology Corporation. Net revenues for the period were $7,540,152, an increase of 35% over first quarter revenues of $5,584,534 and 77% over second quarter 2003 net revenues of $4,254,920. Operating income in the second quarter was $309,673 as compared to an operating loss of $(385,005) in the first quarter. This was similar to the $323,839 of operating income generated in the year earlier same period. The decrease in year on year operating income was primarily attributable to higher non-cash expenditures this year in the form of stock based compensation used to retain key management in connection with the acquisition of INRANGE Global Consulting and outside consultants. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the current period were $408,927, an increase of 235% over first quarter EBITDA of $(303,428) and 12% over second quarter 2003 EBITDA of $365,418.

Through its operating subsidiaries, collectively known as the IT Commonwealth
(TM), Zanett delivers technology solutions to Fortune 500 caliber corporations, middle market companies and large government agencies. Our two pronged growth strategy consists of acquiring profitable, specialized IT service companies and using leveraged marketing and economies of scale to grow them organically. This strategy is characterized by the independence with which the acquired companies (called "Members") continue to operate within the Commonwealth, thus preserving the management, culture and business practices that made them successful. Meanwhile, we have sought to minimize corporate operating costs so as to achieve and maintain profitability.

Since inception in late 2000, we have acquired five companies: Back Bay Technologies ("BBT"), Brandywine Computer Group ("BCG"), Paragon Dynamics "PDI"), Delta Communications Group ("Delta") and, as noted above, INRANGE Global Consulting. INRANGE Global Consulting has been merged with Brandywine Computer Group, and the combined units operate under the name INRANGE Consulting Corporation ("ICC"). (For a more complete discussion of the INRANGE Consulting acquisition and operations of these business units see Notes 2and 8 to the Condensed Consolidated Financial Statements attached hereto.)

The IT Commonwealth commenced operations at the beginning of what we now know to have been a major downturn in the demand for technology solutions in the commercial market. While our Commercial Solutions segment was not unaffected by this downturn, we continued to grow this segment by acquisition. The addition of BCG in 2002, Delta in 2003 and ICC in 2004 added new sources of revenue and operating profits to the Company. The downturn in the commercial market, meanwhile, has been offset by increasing demand for IT solutions in the government (defense) sector, served by PDI. We expect revenues to continue to increase throughout the remainder of 2004 through the combination of our growth by acquisition activities as well as organic growth in both our business segments.

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

In addition, we are still in the process of integrating two of our acquired companies: Brandywine Computer Group and INRANGE Global Consulting. The successful merger of the operations of these companies has been carefully planned and is currently being executed. The outcome, however, and the impact on our operating results of this integration is uncertain. If we are unable to capitalize on the leveraged marketing synergies of their operations and achieve the planned economies of scale contemplated, our operating results could be adversely affected.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to the Company's critical accounting policies in the first six months of 2004. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Results of Operations

Three months 2004 versus 2003

The following table summarizes and compares our operating performance for the three months ended June 30, 2004 and June 30, 2003, including the effects on a basic and fully-diluted-per-share basis.


                               Three months ended June 30,
                               ---------------------------
                                  2004           2003
                               ----------     ------------

Net Revenues                  $ 7,540,152     $ 4,254,920
Operating income              $   309,673     $   323,839
Net Income                    $    97,474     $   117,496
Net income/(loss) per share
     Basic                    $      0.00     $      0.00
     Diluted                  $      0.00     $      0.00



For the three months ended June 30, 2004, we recognized net revenues of $7,540,152 as compared with net revenues of $4,254,920 for the three months ended June 30, 2003. This increase of $3,285,232, or 77%, was primarily due to growth stemming from our acquisition of additional operating subsidiaries. Included in the current quarter were net revenue contributions of approximately $1.3 million from Delta, acquired in December 2003 and approximately $2.5 million from INRANGE Global Consulting, acquired in April 2004.

Costs of net revenues, principally compensation costs for professional staff, increased by 7.6% to $4,953,684 in the current quarter versus $2,472,036 for the same period last year. During a contraction in market demand, the Company had the option of cutting costs by reducing headcount or to accept lower utilization rates and retain personnel in anticipation of a rebound in demand. As all of our professional staff are experienced and difficult to replace, we chose the latter course and are now better positioned to take advantage of the increasing demand we are currently experiencing and which we foresee for the balance of 2004. If demand does not continue to increase, however, we may be forced to reduce headcount, and thus costs of net revenues, to achieve profitability. If we incorrectly judge the degree to which demand increases for our solutions and do not cut costs quickly enough, our operating margins and results may be adversely affected.

Selling and marketing expenses increased to $568,832 in the current quarter from $269,936 during the same quarter last year. This increase in costs was incurred primarily due to our acquisition of additional operating subsidiaries. Included in the current quarter were expenses of approximately $109,000 from Delta, acquired in December 2003 and approximately $188,000 from INRANGE Global Consulting, acquired in April 2004.

General and administrative expenses consist primarily of professional fees, administrative employee compensation, stock based compensation for corporate employees and consultants, travel and entertainment, depreciation and amortization, insurance, office costs and other miscellaneous administrative expenses. For the quarter ended June 30, 2004, total general and administrative expenses were $1,707,963 versus $1,189,109 in the second quarter of 2003. This increase was attributable to the additions of Delta and INRANGE Global Consulting, and an increase of approximately $150,000 in corporate administrative costs for corporate communications, travel and stock based compensation for public relations services.

The effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating profit for the three months ended June 30, 2004 of $309,673 compared with an operating profit of $323,839 for the second quarter of 2003.

Interest expense increased to $207,464 in the second quarter of 2004 versus $182,645 in the second quarter of 2003. This increase was principally attributable to the $500,000 note issued in April and interest related to the deferred consideration for the INRANGE Global Consulting acquisition.

We recorded an income tax provision of $61,252 based on our interim profits for the three months ended June 30, 2004. For the quarter ended June 30, 2003 we recorded an income tax provision of $54,377 related to state income tax in the states where our operating subsidiaries are based.

As a result of the above, for the three month period ended June 30, 2004, we had net income of $97,474 compared to net income of $117,496 for the quarter ended June 30, 2003.

Six months 2004 versus 2003

The following table summarizes and compares our operating performance for the six months ended June 30, 2004 and June 30, 2003 including the effects on a basic and fully-diluted-per-share basis.


                                Six months ended June 30,
                                -------------------------
                                  2004           2003
                               ----------     ------------

Net Revenues                  $13,124,686    $ 7,649,556
Operating income              $   (75,333)   $   197,405
Net Income                    $  (226,091)   $  (186,152)
Net income/(loss) per share
     Basic                    $     (0.01)   $     (0.01)
     Diluted                  $     (0.01)   $     (0.01)



We had net revenues of $13,124,686 for the six months ended June 30, 2004, as compared with $7,649,556 during the first six months of 2003. This increase of $5,475,130, or 72%, as for the quarter, was primarily due to our acquisitions of Delta and INRANGE Global Consulting. The six month period ended June 30, 2004 includes net revenue of approximately $2.9 million from Delta, acquired in December 2003, $2.5 million from INRANGE Global Consulting, acquired in April 2004 and approximately $600,000 due to the inclusion of PDI for an additional month this year.

Costs of net revenues, principally compensation costs for professional staff, increased 7.2% to $9,010,549 during the six months ended June 30, 2004, versus $4,707,152 for the same period last year. As noted above, we sought to retain personnel in anticipation of a resurgence in market demand for our services. This resulted in a higher cost of sales and a lower gross margin in 2004 relative to the first six months of 2003. As a result, we have been able to take advantage of increasing demand in Q2 and are well positioned to meet increased demand for the balance of 2004. If this increase in demand does not take place, we may be forced to reduce headcount, and thus costs of net revenues, to achieve profitability. If we incorrectly judge the degree to which a resurgence in demand for our solutions takes place and do not cut costs quickly enough, our operating margins and results may be adversely affected.

Selling and marketing expenses increased by $367,706, or 60%, to $975,903 in the six months ended June 30, 2004, as compared with $608,197 in the first six months of 2003. This increase in costs was incurred primarily due to our acquisition of additional operating subsidiaries. During the six months ended June 30, 2004 were expenses of approximately $217,000 from Delta, acquired in December 2003 and approximately $188,000 from INRANGE Global Consulting, acquired in April 2004.

General and administrative expenses for the six months ended June 30, 2004, were $3,213,567 as compared with $2,136,802 in the six months ended June 30, 2003, representing an increase of $1,076,765, or 50%. The bulk of this increase was attributable to the additions of PDI, Delta and ICC, however, approximately $192,000 was also due to an increase in corporate administrative costs consisting of stock based compensation for public relations services.

The effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss for the six month period ended June 30, 2004 of $(75,333) as compared with operating income of $197,405 for the same period last year.

Interest income increased to $77,774 in the first six months of 2004 from $65,956 in the first six months of 2003, representing an increase of $11,818, or 18% due to a higher average cash balance during the period.

Interest expense increased $48,183, or 13%, to $412,519 in the six months ended June 30, 2004 from $364,336 in the first six months of 2003. The net increase in interest expense was principally attributable to the $500,000 note issued in April and interest incurred on a revolving credit facility that the Company established with a financial institution in late 2003. We repaid the outstanding balance on this revolving credit facility in January 2004.

We recognized an income tax benefit of $153,214 for the six months ended June 30, 2004, compared with income tax expense of $90,671 for the six months ended June 30, 2003.

As a result of the above, for the six month period ended June 30, 2004, we reported a net loss of $(226,091) compared to a net loss of $(186,152) for the six month period ended June 30, 2003.


Results by Operating Segment


Presented below are the net revenues and EBITDA of the Company's operating segments for the three and six month periods ending June 30, 2004 and June 30, 2003.

                               Three months ended June 30,   Six months ended June 30,
                               ---------------------------   -------------------------
                                  2004            2003          2004           2003
                               ----------     -----------    ----------    -----------
Net Revenues:
----------------
Commercial Solutions           $5,525,735    $ 2,627,701     $9,305,998    $ 5,057,159
Government Solutions            2,014,417      1,627,219      3,818,688      2,592,397
                               ----------    -----------     ----------    -----------
Total                          $7,540,152    $ 4,254,920    $13,124,686    $ 7,649,556
                               ==========    ===========     ==========    ===========

EBITDA:
----------------
Commercial Solutions

Net income                     $  340,404    $   325,216     $  205,465    $   360,379
Income taxes                       15,824         33,902         18,955         59,196
Interest (income)/expense, net    129,568        124,538        254,131        245,612
Depreciation and amortization      23,466         25,119         43,841         50,851
                               ----------      ---------      ---------     ----------
EBITDA                            509,262        508,775        522,392        716,038

Government Solutions

Net income                        303,316        324,578        518,979        398,853
Income taxes                      (13,100)        20,475        (30,100)        31,475
Interest (income)/expense, net     56,249         56,167        112,496        112,481
Depreciation and amortization      52,777          9,543        106,218         15,905
                               ----------      ---------      ---------     ----------
EBITDA                            399,242        410,763        707,593        558,714

Corporate

Net income                       (545,164)      (526,361)    (1,121,705)      (993,302)
Income taxes                       58,528              -         29,100              -
Interest(income)/expense, net     (12,941)       (27,759)       (31,881)       (59,713)
                               ----------      ---------     ----------     ----------
EBITDA                           (499,577)      (554,120)    (1,124,486)      (993,015)
                               ----------    -----------     ----------    -----------
Total EBITDA                   $  408,927    $   365,418    $   105,499    $   281,737
                               ==========    ===========     ==========    ===========

Net revenues in our Commercial Solutions segment grew 110% in the three months ended June 30, 2004 to $5.5 million from $2.6 million during the second quarter of 2003. This increase was primarily attributable to a $1.3 million contribution from Delta, acquired in December 2003, and $2.5 million from INRANGE Global Consulting, acquired in April 2004. Our Government Solutions segment experienced a revenue increase of 24% to $2.0 million from $1.6 million, which reflects an increase in the demand for its services.

Net revenues in our Commercial Solutions segment grew 84% in the six months ended June 30, 2004 to $9.3 million from $5.1 million during the first six months of 2003. This increase was primarily attributable to an approximate $2.9 million contribution from Delta, which was acquired in December 2003, and an approximate $2.5 million from INRANGE Global Consulting which was acquired in April 2004. Our Government Solutions segment experienced a revenue increase of 47% to $3.8 million from $2.6 million, which reflects an additional month of contribution and an increase in the demand for its services.


The following table summarizes the segment operating income results for the three and six month periods ending June 30, 2004 and June 30, 2003.

                               Three months ended June 30,  Six months ended June 30,
                               ---------------------------  -------------------------
                                  2004           2003          2004          2003
                               ----------     -----------   ----------   ------------
Operating Income/(Loss):
-----------------------
Commercial Solutions           $  485,786     $   585,261   $  477,953   $   659,923
Government Solutions              346,465         400,550      601,375       542,579
Corporate                        (522,578)       (661,972)  (1,154,661)   (1,005,097)
                               ----------     -----------   ----------   -----------
Operating income/(loss)        $  309,673     $   323,839   $  (75,333)  $   197,405
                               ==========     ===========   ==========   ===========

Operating income in our Commercial Solutions segment decreased by $99,475 in the three months ending June 30, 2004 to $485,786 primarily due to stock based compensation of approximately $132,000 used to retain key management in connection with the acquisition of INRANGE Global Consulting.

Operating income in our Commercial Solutions segment declined by $181,970 in the six months ending June 30, 2004 to $609,977 despite the inclusion of Delta and INRANGE Global Consulting for the six month period. As noted above, a significant portion of the decline was related to the stock based compensation used to retail key management in connection with the acquisition of INRANGE Global Consulting. In addition, our decision to increase the allowance for doubtful accounts by $82,000 in the first quarter of 2004 also had an adverse effect on the operating results of this segment.

Operating income in the Government Solutions segment decreased from $400,550 to $346,465, in the second quarter of 2004 primarily as a result of an increase in general and administrative expenses. The increase in general and administrative expenses related primarily to recruiting costs for additional personnel having the skills and government security clearances required for employment in this segment.

Operating income in the Government Solutions segment for the six month period ended June 30, 2004, increased to $601,375 from $542,435 for the same period last year primarily as a result of the inclusion of PDI for the full six months as compared to only five months in the prior year and increased demand for the system engineering and program management services provided by this segment.

The adverse market conditions that affected the Commercial Solutions segment during the first six months ended June 30, 2004, are beginning to abate and we are starting to see a modest recovery in the demand for its services. While the outlook is uncertain, we believe demand will continue to grow through the rest of 2004 and plan to augment it by seeking to acquire new, qualified Commonwealth operating companies whose operating performance and attributes will contribute to this segment's overall results. Our ability to find such candidates, and our ability to effect such acquisitions, is uncertain. The protraction of turnaround in this segment's market or an inability to grow through acquisition could adversely affect our overall performance.

We believe that for the balance of 2004 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. To the extent that this segment is unable to obtain such staff, its growth could be limited. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.


Liquidity and Capital Resources

As of June 30, 2004, cash and cash equivalents totaled $1,889,365, representing a $231,926 decrease from the December 31, 2003 balance of $2,121,291. Working capital increased, however, by $572,942, or 47%, to $1,779,499 at June 30, 2004 from $1,206,557 at December 31, 2003, reflecting the continued growth of the IT Commonwealth.

Cash provided by operations was $1,351,476 during the first six months of 2004, primarily due to a decrease in accounts receivable of $880,803. During this period, the Company recorded a net loss of $(226,901), of which $510,169 represented non-cash depreciation, amortization and stock based compensation. This compares to cash used in operations of $493,905 during the first six months of 2003, when the Company recorded a net loss of $(186,152), which included non-cash expenses of $112,385.

Net cash used in investing activities of $1,625,851 in the six months ended June 30, 2004, primarily related to the acquisition of INRANGE Global Consulting on April 23, 2004, payments of $381,956 for acquisition transaction costs and contingent purchase consideration payments of $400,000, $307,604 and $120,000 to the former PDI, BBT and BCG shareholders, respectively, due to their successful attainment of operating performance objectives.

We generated $42,449 of cash flow from financing activities in the first six months of 2004, which mainly represents the borrowing of $500,000 in long term debt for working capital purposes that was partially offset by the repayment of $431,667 for the revolving credit facility and the payments of $25,884 for the purchase of shares under the Stock Repurchase Plan. During the same period in 2003, we generated $1,487,658 of cash from financing activities, primarily related to the borrowing of long-term debt to finance the acquisition of PDI on January 31, 2003.

We believe the recent improvement in the trend of operating results, current cash on hand and expected increases in the operating cash flows of our operating subsidiaries will provide sufficient cash to satisfy existing working capital requirements and other operating cash needs of the Company in 2004. However, to continue our acquisition strategy, we will need to raise additional capital. We therefore plan to establish one or more credit accommodations with financial institutions, through a public offering or private placement of debt to provide both working capital and acquisition funding. Our ability to secure such accommodations is not certain, and an inability to obtain such credit could hamper our growth plans.

To further minimize cash outlays, we will continue to compensate employees with equity incentives where possible. The Company believes that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, in April 2003 Zanett's Board of Directors authorized an increase in the number of equity securities that can be issued under our existing stock plan from 5,000,000 shares to 7,000,000 shares. The Company's stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2003. While this increase allows management greater flexibility in our use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the Company's common stock from time to time in open market transactions. As of June 30, 2004, we had repurchased 34,775 shares of common stock. These are reflected as treasury stock on the balance sheet.

During the first six months of 2004, we experienced the following changes in its financial commitments:

- For having attained and surpassed its performance objectives, the Company paid the former shareholders of PDI contingent consideration of $400,000 in cash and 140,252 shares of common stock valued at $367,461, thus reducing the Company's potential financial commitment to the former PDI shareholders to $800,000 in cash and approximately $1,632,539 in Common Stock.

- The Company and the BCG shareholders entered into an agreement that terminated certain of our respective rights and obligations under the merger agreement. In exchange for our obligation to pay $611,306 of remaining cash and all other future contingent consideration, the Company paid $120,000 in cash and issued put options that allow the former BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000. This resulted in a reduction of the total purchase price for BCG of $458,306.

- Based on performance objectives attained pursuant to a modified agreement the Company paid the former shareholders of BBT, contingent consideration for the second annual performance period of $307,604 in cash. In addition, the Company will also issue 153,802 shares of common stock that was valued at $466,020. A liability was recorded for these amounts, thus reducing the potential financial commitment to the former BBT shareholders to $416,667 in cash and 208,333 shares in Common Stock.

   On April 23, 2004, BCG acquired INRANGE Global Consulting from CNT. The aggregate consideration to be paid by BCG to CNT is comprised of the initial cash consideration of $300,000 at Closing, a payment of
   $500,000 on the first anniversary of the Closing and payments of
   $400,000 in each of the next    three successive annual periods. The
   Company has calculated the fair value of the deferred consideration to be $1,513,618 based on current interest rates. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of INRANGE Consulting in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of INRANGE Consulting for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000.

- On April 23, 2004, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2006 and requires quarterly cash payments of interest beginning June 30, 2004, at the rate of ten percent (10%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.


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

There have been no changes during the fiscal quarter covered by this report in internal controls identified in connection with the Company's evaluation of its internal controls required in accordance with SEC regulations, that have materially affected, or are reasonably likely to materially affect, these controls.


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

In March 2003, Gardner Resources Consulting LLC ("GRC") filed an action against one of the Company's subsidiaries (the " Subsidiary") in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by the Subsidiary pursuant to a Partnership Agreement dated July 5, 2001, under which the Subsidiary had agreed to pay GRC a percentage of gross billings charged to a specific client of the Subsidiary. On April 3, 2003, the Subsidiary filed an answer to GRC's claim and asserted a counterclaim alleging GRC's breach of certain covenants under the Partnership Agreement. On October 29, 2003, the Subsidiary received a demand letter from GRC's counsel seeking approximately $146,000 in damages. By letter dated November 11, 2003, the Subsidiary responded to GRC's demand letter and made a settlement proposal, which was subsequently rejected by GRC. The parties have agreed to mediate their dispute. The mediation is currently scheduled to take place on August 12, 2004. In the event that the mediation fails to resolve this dispute, the parties may resume litigation according to the tracking order issued by the Norfolk Superior Court. The Company believes that its existing accrual will be adequate to cover any potential settlement with GRC.

On March 23, 2004, an action was filed against Brandywine by a former employee of CNT. The former employee alleges claims of breach of contract and tortuous interference by the defendants in connection with negotiations over the purchase of CNT's subsidiary Inrange Global Consulting by Brandywine. No discovery has been conducted yet. Defendants have filed a motion to transfer venue from Minnesota to Indiana, which is scheduled to be heard on August 13, 2004. It is the Company's intent to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.


Item 2 - Changes in Securities and Use of Proceeds

None


Item 3 - Defaults Upon Senior Securities.

None


Item 4 - Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 17, 2004, at the Company's offices at 135 East 57th Street, New York, New York, 10022. The following three matters were submitted to a vote of the Company's shareholders:

1. The election to the Board of Directors of David M. McCarthy, Claudio Guazzoni, L. Scott Perry, Mohan Trikha, Andrew Schiff and General Jay Kelley; and,
2. The ratification of the appointment of the Company's independent auditors, Deloitte & Touche LLP.

Shareholders' votes were received in person at the meeting and by proxy. All three proposals were approved by the shareholders. Of the 28,716,869 shares of record for the meeting, 25,562,631 shares were voted. The table below presents the results of the voting for each matter.

                          Votes For    Votes Against  Abstentions    Unvoted
                          ----------   -------------  -----------   ---------
Election of Directors:
  David M. McCarthy       25,546,325          16,306            -   3,154,238
  Claudio M. Guazzoni     25,546,325          16,306            -   3,154,238
  L. Scott Perry          25,562,631               -            -   3,154,238
  Andrew N. Schiff, MD    25,562,631               -            -   3,154,238
  Mohan Trikha            25,562,631               -            -   3,154,238
  General Jay Kelley      25,562,631               -            -   3,145,238

Independent Auditors      26,508,312               -            -   2,208,557


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K.

a) Exhibits

3.1(1)  Certificate of Incorporation
3.2(1)  Bylaws
31.1(2) Certification by Zanett's Chief Executive Officer, as required by
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2(2) Certification by Zanett's Chief Financial Officer, as required by
        Section 302 of the Sarbanes-Oxley Act of 2002
32.1(3) Certification by Zanett's Chief Executive Officer, as required by
        Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3) Certification by Zanett's Chief Financial Officer, as required by
        Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
(2) Filed herewith
(3) Furnished herewith


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

On May 6, 2004, the Company filed a current report on Form 8-K to disclose the April 23, 2004 acquisition of INRANGE Global Consulting by its wholly owned subsidiary, Brandywine Computer Group, Inc.

On May 12, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release regarding the Company's financial results for the fiscal year ended December 31, 2003.

On June 1, 2004, the Company filed a current report on Form 8-K to report the issuance of a press release regarding the Company's financial results for the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

 Dated: August 16, 2004          /s/ David M. McCarthy
                                 ------------------------------------------
                                 David M. McCarthy, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: August 16, 2004          /s/ Jack M. Rapport
                                 --------------------------------------------
                                 Jack M. Rapport, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting



Date:  August 16, 2004

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting



Date:  August 16, 2004

/s/ Jack M. Rapport
------------------------------
Jack M. Rapport
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

Financial Statement Certification by the Chief Executive Officer

I, David M. McCarthy, Chief Executive Officer of Zanett, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-QSB of Zanett, Inc., for the quarterly period ended June 30, 2003 (the "Zanett, Inc. Form 10 QSB"), which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the Zanett, Inc. Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Zanett, Inc.




/s/ David M. McCarthy                            August 16, 2004
--------------------------------------------     ---------------
David M. McCarthy - Chief Executive Officer            Date

EXHIBIT 32.2

Financial Statement Certification by the Chief Financial Officer

I, Jack M. Rapport, Chief Financial Officer of Zanett, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-QSB of Zanett, Inc., for the quarterly period ended June 30, 2003 (the "Zanett, Inc. Form 10-QSB"), which this certification accompanies, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the Zanett, Inc. Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Zanett, Inc.




/s/ Jack M. Rapport                                  August 16, 2004
-----------------------------------------            ---------------
Jack M. Rapport - Chief Financial Officer                  Date