Form 10QSB
period 2004-09-30
ZANETT INC
filed 2004-11-15
CIK 1133872

United States
                    Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

          For the transition period from __________ to ___________

                                  0-32315
                           --------------------
                           (Commission File No.)

                                ZANETT, INC.
                           -------------------
      (Exact name of small business issuer as specified in its charter)


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

                                (212) 980-4600
                                --------------
                          (Issuer's telephone number)

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


                CLASS                   Outstanding at October 31, 2004
                -----                   -------------------------------
      Common stock $.001 Par Value               28,563,846


  Transitional small business disclosure format (check one): Yes [ ]  No [X]

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                             1

         Condensed Consolidated Balance Sheets as of September 30, 2004
           (unaudited) and December 31, 2003                               1

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
           (unaudited)                                                     2

         Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2004 and 2003 (unaudited)          3

         Notes to Condensed Consolidated Financial Statements              4
             (unaudited)

Item 2 - Management's Discussion and Analysis                             14

Item 3 - Controls and Procedures                                          24

PART II   OTHER INFORMATION                                               25

Item 1 - Legal Proceedings.                                               25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.     25

Item 3 - Defaults upon Senior Securities.                                 26

Item 4 - Submission of Matters to a Vote of Security Holders.             26

Item 5 - Other Information.                                               26

Item 6 - Exhibits.                                                        26

Signatures                                                                28

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                       Zanett, Inc.
                           Condensed Consolidated Balance Sheets

                                                             (Unaudited)
                                                              Sept. 30,       December 31,
                                                                2004              2003
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $    959,090      $  2,121,291
       Accounts receivable net of allowance                    6,803,143         3,782,664
         for doubtful accounts of $152,199 and
         $0, respectively
       Unbilled revenue                                          174,041             6,600
       Prepaid expenses and other current assets                 459,133           438,703
                                                            ------------      ------------
              Total current assets                             8,395,407         6,349,258

Property and equipment, net                                      465,689           311,078
Loans receivable                                                       -           394,614
Goodwill                                                      18,359,202        16,354,020
Intangibles and long-lived assets, net                           300,000           406,500
Other assets                                                      29,228            37,383
                                                            ------------      ------------
              Total assets                                  $ 27,549,526      $ 23,852,853
                                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $  1,753,772      $  1,367,446
       Accrued expenses                                        1,918,280         1,563,327
       Short-term debt                                                 -           431,667
       Other current liabilities                               2,376,194         1,682,116
       Income taxes payable                                            -                 -
       Deferred revenue                                           92,750            98,145
       Deferred income taxes                                      33,709                 -
                                                            ------------      ------------
              Total current liabilities                        6,174,705         5,142,701

Notes payable                                                  6,575,000         6,075,000
Other non-current liabilities                                  1,061,304                 -
Deferred income taxes                                            308,387           253,093
                                                            ------------      ------------
              Total liabilities                               14,119,396        11,470,794
                                                            ------------      ------------
Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 28,563,846 and 28,116,377 shares
          issued and outstanding, respectively                    28,564            28,116
       Additional paid-in capital                             22,446,753        20,843,146
       Treasury stock, at cost; 34,775 and 24,775
          shares, respectively                                  (114,108)          (55,926)
       Notes receivable for stock subscriptions and
          accrued interest                                    (1,877,060)       (1,801,541)
       Deferred compensation                                    (494,610)         (192,943)
       Accumulated deficit                                    (6,559,409)       (6,438,793)
                                                            ------------       -----------
               Total stockholders' equity                     13,430,130        12,382,059
                                                            ------------       -----------

              Total liabilities and stockholders' equity     $27,549,526       $23,852,853
                                                            ============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  Zanett, Inc.
                                  Condensed Consolidated Statements of Operations
(Unaudited)
                                                     Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                     ----------------------------   --------------------------
                                                         2004           2003            2004           2003
                                                     -----------    ------------    -----------    -----------
Net revenues                                         $ 9,071,752    $  4,343,768    $22,196,438    $11,993,324
                                                     -----------    ------------    -----------    -----------
Operating expenses:
  Costs of net revenues                                6,081,934       2,598,583     15,092,484      7,305,735
  Selling and marketing                                  727,219         328,003      1,809,870        936,200
  General and administrative (including non-cash
    compensation and consulting expense of
    $108,797, $23,617, $468,907 and $57,164)           1,845,688       1,056,118      4,952,505      3,192,920
                                                     -----------    ------------    -----------    -----------
    Total operating expenses                           8,654,841       3,982,704     21,854,859     11,434,855
                                                     -----------    ------------    -----------    -----------
       Operating income                                  416,911         361,064        341,579        558,469
                                                     -----------    ------------    -----------    -----------

Other income/(expense):
  Interest income                                         15,873          31,644         93,647        97,600
  Interest expense                                      (222,062)       (182,294)      (634,580)     (546,630)
  Other, net                                              94,131       1,356,967        124,904     1,362,461
                                                     -----------    ------------     -----------   -----------
    Total other (expense)/income, net                   (112,058)      1,206,317       (416,029)      913,431
                                                     -----------    ------------     -----------   -----------
Income/(loss) before income taxes                        304,853       1,567,381        (74,450)    1,471,900

Income tax provision/(benefit)                           200,191          61,474         46,977       152,145
                                                     -----------    ------------     -----------   -----------
Net income/(loss)                                    $   104,662    $  1,505,907    $  (121,427)   $1,319,755
                                                     ===========    ============    ============   ===========
Income/(Loss) per share - basic                      $      0.00    $       0.05    $      0.00    $     0.05
                                                     ===========    ============    ============   ===========
Income/(Loss) per share - diluted                    $      0.00    $       0.05    $      0.00    $     0.05
                                                     ===========    ============    ============   ===========
Weighted average shares outstanding  basic            29,248,401      27,637,234     28,966,568    27,551,430
                                                     ===========    ============    ============   ===========
Weighted average shares outstanding  diluted          31,465,204      31,269,372     28,966,568    27,551,430
                                                     ===========    ============    ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          Zanett, Inc.
                         Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                                   Nine Months Ended Sept. 30,
                                                                  ----------------------------
                                                                      2004             2003
                                                                  -----------      -----------
Cash flows from operating activities:
Net (loss)/income                                                 $  (121,427)     $1,319,755
Adjustments to reconcile net (loss)/income to net cash used
     in operating activities:
          Depreciation and amortization                               216,187         109,228
          Stock based compensation and services                       468,907          57,164
          Deferred income taxes                                        89,003         (24,195)
          Interest expense related to acquisitions                     34,313               -
          Gain on sale of investment                                  (94,982)     (1,356,937)
          Other                                                             -          (6,947)
          Changes in:
               Accounts receivable                                 (1,176,266)     (1,105,174)
               Unbilled revenue                                      (167,441)        534,873
               Interest receivable                                    (75,519)        (58,664)
               Prepaid expenses and other current assets              (12,096)          8,235
               Notes receivable                                             -          50,000
               Other assets                                             8,154          51,359
               Accrued expenses                                       362,245        (191,186)
               Accounts payable                                       386,326         152,753
               Other current liabilities                               32,963               -
               Income taxes payable                                         -         (38,075)
               Deferred revenue                                         5,395          33,015
                                                                  -----------      ----------
     Net cash used in operating activities                            (44,238)       (464,796)
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired                (565,089)     (1,246,308)
     Cash paid for contingent consideration related
       to acquisitions                                               (827,640)       (253,332)
     Additions to property and equipment                             (224,981)        (53,041)
     Sale of investment in affiliate company                           94,982       1,806,397
     Collection of loan receivable                                    394,614         300,000
                                                                  -----------      ----------
     Cash flows (used in)/provided by investing activities         (1,128,114)        554,256
                                                                  -----------      ----------
Cash flows from financing activities:
     Issuance of notes payable to related party                       500,000               -
     Issuance of long-term debt                                             -       1,500,000
     Repayments of short-term borrowings                             (431,667)              -
     Purchase of treasury stock                                       (58,182)        (27,974)
     Capital lease payments                                                 -         (12,733)
                                                                  -----------      ----------
     Cash flows provided by financing activities                       10,151       1,459,293
                                                                  -----------      ----------
Net (decrease)/increase in cash and cash equivalents               (1,162,201)      1,548,753
Cash and cash equivalents, beginning of period                      2,121,291       1,402,180
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $   959,090      $2,950,933
                                                                  ===========      ==========

Supplemental cash flow information:
Income taxes paid                                                 $    68,878      $  493,912
                                                                  ===========      ==========
Interest paid                                                     $   496,392      $  546,630
                                                                  ===========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Zanett, Inc.
           Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.     Organization and Business

Zanett, Inc. (the "Company") is an information technology ("IT") holding company that delivers IT solutions to corporate and government clients throughout the United States through its operating subsidiaries, collectively called the IT Commonwealth (TM) ("IT Commonwealth" or "Commonwealth"). As of September 30, 2004, the IT Commonwealth consisted of four IT solutions companies: Back Bay Technologies, Inc. ("BBT"), INRANGE Consulting Corporation ("ICC") formerly known as Brandywine Computer Group Inc. ("BCG"), Delta Communications Group, Inc. ("Delta") and Paragon Dynamics, Inc. ("PDI").

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

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net income and loss and basic and diluted income and loss per common share for the three and nine months ended September 30, 2004 and 2003 would have been changed to the pro forma amounts shown below:

                                                 Three months ended Sept. 30,
                                                 ----------------------------
                                                     2004             2003
                                                 -----------      -----------
  Net income, as reported                        $  104,662      $ 1,505,907
  Add back: Stock-based compensation
    expense for employees included in
    reported net income                               3,600            3,600
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (255,960)        (186,229)
                                                 ----------       ----------
  Pro forma net (loss)/income after
    giving effect to SFAS 123                    $ (147,698)      $1,323,278
                                                 ==========       ==========

(Loss)/income per common share:
  As reported - Basic                            $    (0.00)     $      0.05
              - Diluted                          $    (0.00)     $      0.05
  Pro forma   - Basic                            $    (0.00)     $      0.05
              - Diluted                          $    (0.00)     $      0.05

                                                  Nine months ended Sept. 30,
                                                 ----------------------------
                                                     2004             2003
                                                 -----------      -----------
  Net (loss)/income, as reported                 $ (121,427)      $1,319,755
  Add back: Stock based compensation
    expense for employees included in
    reported net loss                               142,823           10,800
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (830,190)        (656,863)
                                                 ----------       ----------
  Pro forma net (loss)/income after giving
    effect to SFAS 123                           $ (808,795)      $  673,692
                                                 ==========       ==========

(Loss)/income per common share:
  As reported - Basic                            $    (0.00)      $     0.05
              - Diluted                          $    (0.00)      $     0.05
  Pro forma   - Basic                            $    (0.03)      $     0.02
              - Diluted                          $    (0.03)      $     0.02


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


                          Three months ended Sept. 30,  Nine months ended Sept. 30,
                          ----------------------------  ---------------------------
                               2004            2003         2004           2003
                          ------------     -----------  ------------   ------------
Net Revenues              $  9,071,752    $  7,726,832  $ 25,134,474   $ 22,396,705
Net income/(loss)         $    104,662    $  2,039,935  $    634,869   $  1,830,714
Net loss per common share
  - Basic                 $       0.00    $       0.07  $       0.02   $       0.07
  - Diluted               $       0.00    $       0.06  $       0.02   $       0.07

Note 6.       Intangibles and Long-Lived Assets

Intangibles and long-lived assets consisted of the following at September 30, 2004 and December 31, 2003:


                       Sept. 30, 2004
                        (Unaudited)                December 31, 2003
               -------------------------------  --------------------------
               Gross    Accumulated  Net       Gross    Accumulated  Net
               Carrying Amortization Carrying  Carrying Amortization Carrying
               Value    Amount       Value     Value    Amount       Value
               -------- ------------ --------  -------- ------------ --------
Long-term
 Contracts (a) $390,000  $ (90,000)  $300,000  $390,000  $ (22,500) $367,500
Customer
 Relationships
  (b)            59,000    (59,000)         -    59,000    (20,000)   39,000
Order backlog
  (c)                 -          -          -    20,000    (20,000)        -
               --------   ---------  --------   -------   --------   -------
               $449,000  $(149,000)  $300,000  $469,000  $ (62,500) $406,500
               ========  =========   ========  ========  =========  ========

(a)  Amortized over a five year period on a straight line basis.
(b)  Amortized over a nine month period on a straight line basis.
(c)  Amortized over a one month period.

Amortization expense was $22,500 and $0 for the three month periods ended September 30, 2004 and 2003, respectively and $106,500 and $0 for the first three quarters of 2004 and 2003, respectively. Based on the Company's amortizable intangible assets as of September 30, 2004, the Company expects related amortization expense for the remainder of 2004 and the four succeeding fiscal years to approximate $22,500, $90,000, $90,000, $90,000 and $7,500, respectively.


Note 7.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2004, was as follows:

                                 Commercial       Government
                                 Solutions        Solutions         Total
                               -------------    -------------    -----------
Balance at January 1, 2004      $13,921,990      $ 2,432,030     $16,354,020
Contingent consideration  PDI             -          782,461         782,461
Contingent consideration  BCG      (458,306)               -        (458,306)
Contingent consideration  BBT       773,616                -         773,616
Goodwill acquired - INRANGE
    Global Consulting               907,411                -         907,411
                                -----------      -----------     -----------
Balance at September 30, 2004   $15,144,711      $ 3,214,491     $18,359,202
                                ===========      ===========     ===========

The changes in goodwill for the Government Solutions segment were attributable to an adjustment to contingent consideration paid to the PDI shareholders in the first quarter of 2004 related to its first annual consideration period and the recording of a current liability in the amount of $800,000 for the second annual consideration period based on PDI's operating performance from February 1, 2004 through September 30, 2004.
The adjustments to goodwill in the Commercial Solutions segment represent adjustments to contingent consideration paid to the BCG shareholders in the first quarter of 2004, goodwill recognized on the acquisition of INRANGE Global Consulting and additional consideration for BBT.

On March 3, 2004, the Company and the BCG shareholders entered into an agreement that terminated certain of their respective rights and obligations under the merger agreement. In exchange for its obligation to pay the $611,306 of remaining cash and all other future contingent consideration, the Company agreed to pay $120,000 in cash and issued put options that allow the BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000 which was included in other current liabilities. This resulted in a reduction of the total purchase price for BCG of $458,306.

Based on BBT's operating performance from January 1, 2003 through March 31, 2004, the BBT shareholders met the requirements for payment of additional contingent consideration of $307,596 to be paid in cash and 153,802 shares of common stock, valued at $466,020, which was recognized by the Company in March 2004. This contingent consideration was recorded as other current liabilities and increased goodwill by $773,616. The shares of common stock were valued on March 31, 2004 and the cash portion of the earn-out was paid during the quarter ended June 30, 2004, from the cash flow generated by BBT during 2004.

Recorded goodwill has not been amortized and no impairment losses have been recognized during the nine month period ended September 30, 2004. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 8.	Acquisition of INRANGE Global Consulting

Consistent with the Company's plan to continue to grow the number of IT ommonwealth Members, on April 23, 2004 (the "Closing"), BCG acquired INRANGE Global Consulting, a professional services business unit of CNT, pursuant to the terms of an Asset Purchase Agreement (the "Agreement") between BCG and CNT.

INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest.

After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and began operating under the name "INRANGE Consulting Corporation".

Initial consideration of $300,000 was paid at Closing. The initial consideration was adjusted as a result of a purchase price adjustment, which was based on the amount at Closing by which the final net assets, as defined by the Agreement, was greater than or less than the required $1,000,000 benchmark level of net assets to be provided by CNT. As a result, the Company recorded $718,630 payable to CNT as a purchase price adjustment to the initial consideration.

Additional consideration payable is comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company recorded these amounts at their fair value of $1,513,618 based on current interest rates. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. The estimated transaction costs for the acquisition are $88,038.

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. The Company has accrued $53,164 in consideration payable through September 30, 2004.

In connection with the asset sale, BCG and CNT have entered into an operating agreement whereby CNT has agreed to provide ICC with referral and contract generation services for a period of at least one year.

Zanett funded the cash portion of the purchase price paid at Closing from existing cash on hand.

In connection with the Agreement, BCG entered into employment agreements with certain key members of INRANGE Global Consulting.

The following table sets forth the components of the purchase price as of September 30, 2004:

         Cash paid                                     $  300,000
         Consideration payable   current                1,247,984
         Consideration payable   non-current            1,037,428
         Estimated transaction costs                       88,038
                                                       ----------
         Total purchase price                          $2,673,450
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

          Accounts receivable                          $1,749,393
          Unbilled revenue                                 94,820
          Prepaid expenses and other current assets         8,333
          Office equipment and software, net               39,337
          Accrued expenses                               (125,844)
                                                       ----------
          Fair value of net assets acquired             1,766,039
                                                       ----------
          Estimated goodwill                           $  907,411
                                                       ==========

The Company is in the process of engaging a professional services firm to provide valuation services in order to develop fair value estimates for the identifiable intangible assets associated with the acquisition of INRANGE Global Consulting.

None of the goodwill associated with the acquisition of INRANGE Global Consulting is expected to be deductible for tax purposes.

Note 9.    Related Party Transactions

The Company pays a related party for office space, computer equipment, telephone and other administrative support provided by the related party. The related party and the Company have common majority ownership. For the three months and nine months ended September 30, 2004 and 2003, the Company recorded administrative expenses in the amount of $53,250 and $159,750, respectively, for these services.

Note 10.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the credit worthiness of its customers, which are principally large domestic corporations, large United States defense contractors and the U.S. federal government agencies funding the overall contracts on which PDI works as a subcontractor. Receivables are stated at estimated net realizable value, which approximates fair value.

For the three months ended September 30, 2004, the Company had two customers that accounted for 11% and 10% of total revenue. For the nine months ended September 30, 2004, the Company had two customers that accounted for approximately 14% and 10% of total revenue.

For the three months ended September 30, 2003, the Company had two customers that accounted for 13% and 12% of total revenue. For the nine months ended September 30, 2003, the Company had two customers that accounted for approximately 19% and 13% of total revenue.

At September 30, 2004, the Company had one customer that accounted for 10% of accounts receivable. At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable.

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

On March 26, 2004, an action was filed against BCG by a former employee of CNT. The former employee alleges claims of breach of contract and tortious interference by the defendants in connection with negotiations over the purchase of CNT's subsidiary Inrange Global Consulting by Brandywine. Discovery is currently proceeding. There have also been some preliminary settlement negotiations between the parties. As part of the transaction between BCG and CNT, CNT has agreed to defend BCG and pay for legal costs until such time as the legal rights and interests of the parties cease to be compatible. BCG has an option to seek the ruling of an independent third party in the event that CNT elects to cease to defend BCG in this matter.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 12.    Credit Facilities

On September 1, 2004, The Company entered into a Loan and Security Agreement (the "LSA") with Fifth Third Bank (the 'Bank") of Cincinnati, Ohio. Under the LSA, the Bank will provide a two year, secured, revolving credit facility (the "R/C") in the initial amount of up to $5,000,000. The R/C is secured by a first lien on all of the Company's assets. Availability under the R/C is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. A commitment fee of $50,000 is payable in two equal installments of $25,000 at the first drawdown and on August 31, 2005. The R/C bears interest at Prime plus 2% payable monthly in arrears.

Note 13.    Segments

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

For the three months and nine months ended September 30, 2004, there was approximately $10,000 and $29,000, respectively, of inter-segment revenue related to development services provided by BBT to PDI in connection with a proprietary software product under development by PDI for the government market.

There were no allocations of corporate costs to the segments. All of the Company's operations during the first nine months of 2004 and 2003 were in the United States.

The table below presents the net revenues and operating income (loss) attributable to the reported segments for the nine months ended September 30, 2004 and 2003 with a reconciliation to consolidated pre-tax income (loss).


                                 Net Revenues         Operating Income(loss)
                         -------------------------   ------------------------
                            2004          2003           2004         2003
                         -----------   -----------   -----------   ----------
Commercial Solutions     $16,100,720   $ 7,812,754   $ 1,168,232   $1,161,010
Government Solutions       6,095,718     4,180,570       979,857      887,545
                         -----------   -----------   -----------   ----------
Total segments           $22,196,438   $11,993,324     2,148,089    2,048,555
                         ===========   ===========
Unallocated corporate operating expense               (1,806,510) (1,490,086)
                                                     -----------   ----------
Consolidated Operating Income                            341,579     558,469
Interest expense, net                                   (540,933)   (449,030)
Other Income                                             124,904   1,362,461
                                                     -----------   ----------
Consolidated pre-tax income(loss), as reported       $   (74,550)  $1,471,900
                                                     ===========   ==========

The table below presents the net revenues and operating income (loss) attributable to the reported segments for the three months ended September 30, 2004 and 2003 with a reconciliation to consolidated pre-tax income.


                                  Revenue              Operating Income(loss)
                         -------------------------   ------------------------
                            2004          2003           2004         2003
                         -----------   -----------   -----------   ----------
Commercial Solutions     $ 6,794,722   $ 2,755,595   $   690,279   $ 501,087
Government Solutions       2,277,030     1,588,173       378,480     344,966
                         -----------   -----------   -----------   ----------
Total segments           $ 9,071,752   $ 4,343,768   $ 1,068,759   $ 846,053
                         ===========   ===========
Unallocated corporate operating expense                 (651,848)   (484,989)
                                                     -----------   ----------
Consolidated Operating Income                            416,911     361,064
Interest expense, net                                   (206,189)   (150,650)
Other income                                              94,131   1,356,967
                                                     -----------   ----------
Consolidated pre-tax income as reported              $   304,853   $1,567,381
                                                     ===========  ===========

The following table presents total assets by segment at September 30, 2004 and December 31, 2003, with a reconciliation of aggregate segment assets to consolidated total assets.


                              September 30,   December 31,
                                   2004           2003
                              -------------   ------------
Commercial IT Solutions       $  21,064,114   $ 18,042,566
Government IT Solutions           5,972,130      4,225,006
                              -------------   ------------
Total segments                $  27,036,244   $ 22,267,572
Unallocated amounts:
   Prepaid expenses                  59,292        124,468
   Loans receivable                       -        394,614
   Property and equipment           160,348         93,193
   Other assets                     208,777         15,987
   Cash                              84,865        957,019
                              -------------   ------------
Total assets, as reported     $  27,549,526   $ 23,852,853
                              =============   ============


Note 14.    Common Stock

Pursuant to lock-up agreements executed by each shareholder, all of the shares of common stock issued by the Company to acquire the Company's operating businesses, as well as shares issued to executives, are subject to certain transfer restrictions for five years. However, due to the closing price per share having equaled or exceeded certain price targets, a portion of the shares were released from such restrictions. As of September 30, 2004, 29,200 shares subject to lock-up agreements were released from the restrictions.

Note 15.    Subsequent Events

On October 1, 2004, the Company drew $1,400,000 from the credit facility at Fifth Third Bank. The proceeds were used to repay the promissory note that the Company issued on April 23, 2004 in the amount of $500,000 to a principal shareholder and to increase working capital. The Company paid the first of two $25,000 installments of the $50,000 commitment fee under the credit facility in connection with the October 1, 2004 drawdown. The second installment is payable on August 31, 2005.

Item 2 - Management's Discussion and Analysis

This report contains certain forward-looking statements and information relating to Zanett, Inc. ("Zanett" or the "Company") and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Overview

Through our operating subsidiaries, collectively known as the IT Commonwealth
(TM), Zanett delivers technology solutions to Fortune 500 caliber corporations, middle market companies and large government agencies. Our two-pronged growth strategy consists of acquiring profitable, specialized IT service companies and using leveraged marketing and economies of scale to grow them organically. This strategy is characterized by the independence with which the acquired companies (called "Members") continue to operate within the Commonwealth, thus preserving the management, culture and business practices that made them successful. Meanwhile, we have sought to minimize corporate operating costs so as to achieve and maintain profitability.

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

Zanett's third quarter, ended September 30, 2004, was marked by continued solid growth and profitability. We earned net revenues of $9,071,752, representing an increase of 20% over second quarter 2004 net revenues of $7,540,152 and 109% over third quarter 2003 net revenues of $4,343,768. Operating income for the third quarter this year reached $416,911, an increase of 33% over second quarter operating income of $309,673 and an increase of 15% over third quarter 2003 operating income of $361,064. These increases were primarily attributable to organic growth in our government solutions segment resulting from increased demand for Paragon Dynamics' homeland defense, intelligence and security services, and growth from the acquisition of INRANGE Global Consulting, which was completed in the second quarter of 2004.

Due in part to the recovery of the IT solutions market, the prices of suitable acquisition candidates that we can purchase on favorable economic terms have increased. Therefore, to augment our resources, during the quarter we entered into a $5,000,000, two-year, secured credit facility with Fifth Third Bank of Cincinnati, Ohio, the proceeds of which we can use to fund acquisitions, fuel internal growth and supplement working capital. While having this additional borrowing capacity does not ensure that we will acquire additional companies in future quarters, we believe it gives us greater flexibility to do so if we are successful in finding attractive candidates.

The IT Commonwealth commenced operations at the beginning of what we now know to have been a major downturn in the demand for technology solutions in the commercial market. While our Commercial Solutions segment was not unaffected by this downturn, we continued to grow this segment by acquisition. The addition of BCG in 2002, Delta in 2003 and ICC in 2004 added new sources of revenue and operating profits to the Company. The downturn in the commercial market, meanwhile, has been offset by increasing demand for IT solutions in the government defense and homeland security sectors served by PDI.

Based on data from our business development pipeline we are seeing signs of growth in our business, however, the economic outlook is still uncertain. We believe that technology spending by large companies has increased since the beginning of the year, and government spending, particularly in the area of defense, has increased at an even more rapid pace. However, we cannot predict whether, and to what extent, the improvement in the market for technology solutions services will continue. Because the majority of our revenues are based on time and materials contracts, our fourth quarter typically suffers from the effects of the holiday season, when a number of man-days of work are lost. Thus, while we remain optimistic that the increasing demand for both our government and commercial solutions will cause our revenues to continue growing throughout the remainder of 2004 and into 2005, we can provide no assurance that they will do so. Any decline in our revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite our attempts to contain costs, sales and marketing and general and administrative expenses could increase as a percentage of revenues, thereby affecting our operating results.

In addition, we are still in the process of integrating two of our acquired companies: Brandywine Computer Group and INRANGE Global Consulting. The successful merger of the operations of these companies has been carefully planned and is currently being executed. The outcome, however, and the impact on our operating results of this integration remains uncertain. If we are unable to capitalize on the leveraged marketing synergies of their operations and achieve the planned economies of scale contemplated, our operating results could be adversely affected. We are also cognizant of the attempts by Oracle Corporation to acquire PeopleSoft Corporation. Since a significant portion of INRANGE Consulting's revenues are derived from consulting assignments related to PeopleSoft software, demand for its services could be adversely impacted if Oracle prevails in its bid. While INRANGE has attempted to diversify its service offerings to include non-PeopleSoft-related work, its ability to replace PeopleSoft-related business with this non-PeopleSoft work is by no means assured. If INRANGE Consulting experiences an abrupt decline in demand for its PeopleSoft services, we may not be able to replace our PeopleSoft business with other sources of revenue. To the extent that we cannot, our results could be adversely affected.

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

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to the Company's critical accounting policies in the first nine months of 2004. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Three months 2004 versus 2003

The following table summarizes and compares our operating performance for the three months ended September 30, 2004 and September 30, 2003. The predominant factor in the changes between the two periods was the impact of the addition of two new operating units in the Commercial Solutions Segment: Delta Communications Group in December 2003 and INRANGE Global Consulting in April 2004.

                        Three months ended September 30,   Increase(Decrease)
                        --------------------------------   -----------------
                                2004           2003            $        %
                              ----------     -----------   -----------------

Net Revenues:
   Commercial               $ 6,794,722     $ 2,755,595    $4,039,127   147
   Government                 2,277,030       1,588,173       688,857    43
                            -----------     -----------    ----------
                            $ 9,071,752     $ 4,343,768    $4,727,984   109
                            -----------     -----------    ----------

Cost of Net Revenues:
   Commercial               $ 4,580,082     $ 1,660,182    $2,919,900   176
   Government                 1,501,852         938,401       563,451    60
                            -----------     -----------    ----------
                            $ 6,081,934     $ 2,598,583    $3,483,361   134
                            -----------     -----------    ----------

Selling and Marketing:
   Commercial               $   660,840     $   269,994    $  390,846   145
   Government                    66,379          58,009         8,370    14
                            -----------     -----------    ----------
                            $   727,219     $   328,003    $  399,216   122
                            -----------     -----------    ----------

General and Administrative:
   Commercial               $   863,521     $   324,332    $  539,189   166
   Government                   330,319         246,797        83,522    34
   Corporate                    651,848         484,989       166,859    34
                            -----------     -----------    ----------
                            $ 1,845,688     $ 1,056,118    $  789,570    75
                            -----------     -----------    ----------

Operating income:
   Commercial               $   690,279     $   501,087    $  189,192    38
   Government                   378,480         344,966        33,514    10
   Corporate                   (651,848)       (484,989)     (166,859)  (34)
                            -----------     -----------      --------
                            $   416,911     $   361,064    $   55,847    15
                             ----------     -----------    ----------

Interest Expense, Net       $  (206,189)    $  (150,650)   $   55,539    37
Other Income                     94,131       1,356,967    (1,262,836)  (93)
Income Taxes                   (200,191)        (61,474)      138,717   226
                            -----------     -----------    ----------
Net Income                  $   104,662     $ 1,505,907   ($1,401,245)  (93)
                           =============   =============  ============


Commercial Solutions

Net revenues in our Commercial Solutions segment grew 147% in the three months ended September 30, 2004 to $6,794,722 from $2,755,595 during the third quarter of 2003. This increase was primarily attributable to a $1.3 million contribution from Delta, acquired in December 2003, and $3.8 million from INRANGE Global Consulting, acquired in April 2004.

Costs of net revenues, principally compensation costs for professional staff, increased by 176% to $4,580,082 in the current quarter versus $1,660,182 for the same period last year. The reduction in gross margin from 40% to 33% is representative, in part, of the impact of competition on the rates charged by our Commercial Solutions business. It is also, however, reflective of a continuing, conscious decision on our part to accept lower utilization rates to retain key personnel.

Selling and marketing expenses increased to $660,840 in the current quarter from $269,994 during the same quarter last year. This increase in costs was incurred primarily due to our acquisition of additional operating subsidiaries and the competitive environment. Included in the current quarter were expenses of approximately $105,000 from Delta, acquired in December 2003 and approximately $441,000 from INRANGE Global Consulting, acquired in April 2004. As a percentage of revenues, selling and marketing expense decreased from 10% in last year's period versus 8% for the current period.

General and administrative expenses consist primarily of professional fees, administrative employee compensation, stock based compensation, travel and entertainment, depreciation and amortization, insurance, office costs and other miscellaneous administrative expenses. For the quarter ended September 30, 2004, total general and administrative expenses were $863,521 versus $324,332 in the third quarter of 2003. During the three months ended September 20, 2004, expenses of approximately $441,000 were incurred by INRANGE Consulting, and approximately $105,000 were incurred by Delta. Notwithstanding the increase in absolute terms, as a percentage of revenues our general and administrative expenses were primarily unchanged from 12% in the third quarter of 2003 to 13% in the quarter ended September 30, 2004.

Operating income in our Commercial Solutions segment increased by $189,192 or 38% in the three months ending September 30, 2004 to $690,279 as compared to the same period last year primarily due to the addition of two new operating units and a modest recovery of the IT solutions market.


Government Solutions

Our Government Solutions segment experienced a revenue increase of 43% in the three months ended September 30, 2004 to $2.3 million from $1.6 million during the third quarter of 2003. This increase was primarily due to an increase in the demand for its homeland defense and intelligence sector engineering and program management services.

Costs of net revenues, principally compensation costs for professional staff, increased by 60% to $1,501,852 in the current quarter versus $938,401 for the same period last year. The reduction in gross margin from 41% to 34% is primarily due primarily in an increase in staffing levels.

Selling and marketing expenses increased to $66,379 in the current quarter from $58,009 during the same quarter last year. This increase in costs was incurred primarily due to using some of our senior consultants in non-billable business development efforts; however, we believe that doing so will position us well to win new business from existing clients and new business from new clients in the future.

General and administrative expenses consist primarily of professional fees, administrative employee compensation, travel and entertainment, depreciation and amortization, insurance, office costs and other miscellaneous administrative expenses. For the quarter ended September 30, 2004, total general and administrative expenses were $330,319 versus $246,797 in the third quarter of 2003. This increase was primarily due to recruiting and training costs for additional personnel having the skills and government clearance required for employment in this segment.

Operating income in the Government Solutions segment increased by 10% to $378,480 for the three months ended September 30, 2004 versus $344,966 earned in the third quarter of 2003. Despite higher revenues for the current quarter, our operating income margin was tempered by an increase in general and administrative expenses related primarily to recruiting and training costs for additional personnel having the skills and government security clearances required for employment in this segment.

Corporate

For the quarter ended September 30, 2004, total corporate operating expenses were $651,848 versus $484,989 in the third quarter of 2003. The increase was primarily attributable to an increase in stock based compensation to outside contractors for continued marketing and promotional efforts, professional fees, and compensation costs associated with the addition of new employees.



Consolidated Operating Income(Loss)

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income of $416,911 for the three month period ended September 30, 2004. Operating income for the same period last year was $361,064.

Net interest expense increased to $206,189 in the third quarter of 2004 versus $150,650 in the third quarter of 2003. This increase was principally attributable to the $500,000 note issued in April and imputed interest related to the deferred consideration for the INRANGE Global Consulting acquisition.

Other income decreased to $94,131 for the three months ended September 30, 2004 versus $1,356,967 in the third quarter of 2003. This decrease was principally attributable to the effect of the gain on the sale of our investment in Applied Discovery, Inc. in July, 2003.

We recorded an income tax provision of $200,191 based on our interim profits for the three months ended September 30, 2004. For the quarter ended September 30, 2003 we recorded an income tax provision of $61,474 related to state income tax in the states where our operating subsidiaries are based.

As a result of the above, for the three month period ended September 30, 2004, we had net income of $104,662 compared to net income of $1,505,907 for the quarter ended September 30, 2003. This significant difference was attributable mainly to the effect in the third quarter of 2003, of a $1.4 million gain from the sale of one of our investments.


Nine months 2004 versus 2003

The following table summarizes and compares our operating performance for the nine months ended September 30, 2004 and September 30, 2003. The predominant factor in the changes between the two periods, as it was for the quarterly comparison above, was the impact of the addition of Delta Communications Group in December 2003 and INRANGE Global Consulting in April 2004.


                        Nine months ended September 30,   Increase(Decrease)
                        --------------------------------   -----------------
                                2004           2003            $        %
                              ----------     -----------   -----------------

Net Revenues:
   Commercial               $16,100,720     $ 7,812,754   $ 8,287,966   106
   Government                 6,095,718       4,180,570     1,915,148    46
                            -----------     -----------    ----------
                            $22,196,438     $11,993,324   $10,203,114    85
                            -----------     -----------    ----------

Cost of Net Revenues:
   Commercial               $11,132,183     $ 4,767,733   $ 6,364,450   133
   Government                 3,960,301       2,538,002     1,422,299    56
                            -----------     -----------    ----------
                            $15,092,484     $ 7,305,735   $ 7,786,749   107
                            -----------     -----------    ----------

Selling and Marketing:
   Commercial               $ 1,636,743     $   828,930   $   807,813    97
   Government                   173,127         107,270        65,857    61
                            -----------     -----------    ----------
                            $ 1,809,870     $   936,200   $   873,670    93
                            -----------     -----------    ----------

General and Administrative:
   Commercial               $ 2,163,563     $ 1,055,081   $ 1,108,482   105
   Government                   982,433         647,753       334,680    52
   Corporate                  1,806,510       1,490,086       316,424    21
                            -----------     -----------    ----------
                            $ 4,952,506     $ 3,192,920   $ 1,759,586    55
                            -----------     -----------    ----------

Operating income:
   Commercial               $ 1,168,232     $ 1,161,010   $     7,222     1
   Government                   979,857         887,545        92,314    10
   Corporate                 (1,806,510)     (1,490,086)     (316,424)  (21)
                            -----------     -----------      --------
                            $   341,579     $   558,469   $   216,890   (39)
                             ----------     -----------    ----------

Interest Expense, Net       $  (540,933)    $  (449,030)  $    91,903    20
Other Income                    124,904       1,362,461    (1,237,557)  (91)
Income Taxes                    (46,977)       (152,145)     (105,168)  (69)
                            -----------     -----------    ----------
Net Income                  $  (121,427)    $ 1,319,755    $(1,441,182) (109)
                           =============   =============   ============


Commercial Solutions

Net revenues in our Commercial Solutions segment grew 106% in the nine months ended September 30, 2004 to $16,100,720 from $7,812,754 during the first nine months of 2003. This increase was primarily attributable to an approximate $4.3 million contribution from Delta, acquired in December 2003, and an approximate $6.3 million from INRANGE Global Consulting, acquired in April 2004.

Costs of net revenues, principally compensation costs for professional staff, increased 133% to $11,132,183 during the nine months ended September 30, 2004, versus $4,767,733 for the same period last year. This increase was, again, attributable primarily to the additions of Delta and INRANGE Global Consulting.

Selling and marketing expenses increased due to our growth by $809,813, or 98%, to $1,636,743 in the nine months ended September 30, 2004, as compared with $828,930 in the first nine months of 2003. During the nine months ended September 30, 2004 expenses of approximately $322,000 were incurred by Delta, and approximately $457,583 were incurred by INRANGE Global Consulting.

General and administrative expenses for the nine months ended September 30, 2004, were $2,163,563 as compared with $1,055,081 in the nine months ended September 30, 2003, representing an increase of $1,108,482, or 105%. The bulk of this increase was attributable to the additions of Delta and INARNGE Global Consulting.

Operating income in our Commercial Solutions segment increased modestly in the nine months ending September 30, 2004 as compared to the same period last year despite the inclusion of Delta and INRANGE Global Consulting. As noted previously, there was a modest recovery in our marketplace during the year, however, our results were limited by an increase in stock based compensation used to retain key management and approximately $100,000 in integration and marketing costs in connection with the acquisition of INRANGE Global Consulting. In addition, our decision to increase the allowance for doubtful accounts by $82,000 in the first quarter of 2004 also had an adverse effect on the operating results of this segment.

We believe that the adverse market conditions that affected the Commercial Solutions segment during the first nine months ended September 30, 2004, have abated and we have seen a modest recovery in the demand for its services. While the outlook is uncertain, we believe demand will continue to grow through the rest of 2004 and into 2005. We plan to augment our growth by seeking to acquire new, IT Commonwealth companies whose operating performance and attributes will contribute to this segment's overall results. Our ability to find such candidates, and our ability to effect such acquisitions, is uncertain. The protraction of the turnaround in this market segment or an inability to grow through acquisition could adversely affect our future performance.


Government Solutions

Our Government Solutions segment experienced a revenue increase of 46% to $6,095,718 from $4,180,570, which reflects an additional month of contribution and an increase in the demand for its services.

Costs of net revenues, principally compensation costs for professional staff, increased 56% to $3,960,301 during the nine months ended September 30, 2004, versus $2,538,002 for only eight months in the prior year. The reduction in gross margin from 39% to 35% is primarily due to our using some of our senior consultants in non-billable business development efforts; however, we believe that doing so will position us well to win new business from existing clients and new business from new clients in the future.

Selling and marketing expenses increased to $173,127 in the current year from $107,270 during the nine months ended September 30, 2003. This increase in costs was incurred primarily due to using some of our senior consultants in non-billable business development efforts; however, we believe that doing so will position us well to win new business from existing clients and new business from new clients in the future.

General and administrative expenses for the nine months ended September 30, 2004, were $982,433 as compared with $647,753 for only eight months in the prior year, representing an increase of $334,680, or 52%. This increase was primarily due to the amortization of certain intangible assets, system implementation costs and recruiting, relocation and training costs for additional personnel having the skills and government clearance required for employment in this segment and the additional month in the current year.

Operating income in the Government Solutions segment for the nine month period ended September 30, 2004, increased to $979,857 from $887,545 for the same period last year primarily as a result of the inclusion of PDI for the full nine months as compared to only eight months in the prior year.


We believe that for the balance of 2004 and into 2005 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. To the extent that this segment is unable to obtain such staff, its growth could be limited. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.

Corporate

Operating expenses for the nine month period ended September 30, 2004, were $1,806,510 versus $1,490,086 for the same period last year. The increase was primarily attributable to an increase in stock based compensation to outside contractors for continued marketing and promotional efforts.


Consolidated Operating Income(Loss)

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income of $341,579 for the nine month period ended September 30, 2004. Operating income for the same period last year was $558,469. The difference in profitability for the two periods was largely due to the incurrence of non-cash expenditures primarily for outside consultants and retention of key personnel of $468,907 in the period ended September 30, 2004, versus only $57,164 for the same nine month period last year.

Net interest expense increased $91,903, or 20%, to $540,933 in the nine months ended September 30, 2004 from $449,030 in the first nine months of 2003. The increase was principally attributable to the $500,000 note issued in April and interest incurred on a revolving credit facility that the Company established with a financial institution in late 2003. We repaid the outstanding balance on this revolving credit facility in January 2004.

Other income decreased to $124,904 for the nine months ended September 30, 2004 versus $1,362,461 for the nine month period ended September 30, 2003. This decrease was principally attributable to the effect the gain on the sale of our investment in Applied Discovery, Inc. in July, 2003.

We recorded an income tax provision of $46,977 for the nine months ended September 30, 2004, compared with income tax expense of $152,145 for the nine months ended September 30, 2003.

As a result of the above, for the nine month period ended September 30, 2004, we reported a net loss of $(121,427) compared to a net gain of $1,319,755 for the nine month period ended September 30, 2003. As noted above, this difference was principally attributable to the effect of the gain on the sale of our investment in Applied Discovery, Inc. in July, 2003.


Liquidity and Capital Resources

At September 30, 2004 the Company had cash and cash equivalents of $959,090, a decrease of $1,162,201 from December 31, 2004. Cash used in operations was $44,238 compared to $464,796. The cash outflow reflects the loss for the year to date and an increase in accounts receivable. The improvement compared to the prior year reflects the cash generated by the operating subsidiaries.

The cash used in investing activities was $1,128,114 for the period ended September 30, 2004 compared to an inflow of $554,256 for the corresponding period in 2003. The outflow reflects the Company's investments in additional IT Commonwealth Members. In the prior year the Company received $1.8 million in cash from the sale of its investment in Applied Discovery.

Cash flows provided by financing activities were for the nine months ended September 30, 2004 were 10,151 compared to $1,459,293 for the same period in 2003. In the prior year the Company funded acquisitions by the issuance of additional debt. In the current year the Company was able to fund those acquisition from cash on hand which was generated primarily from the sale of the Applied Discovery Investment noted above.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At September 30, 2004 we had $5 million available under the facility.

We intend to use these funds to retire some of our long term debt, to provide additional funds for acquisitions and to supplement working capital.

Existing operations are expected to continue to generate positive cash flows. We will be required to make cash payments for additional consideration which we believe we will be able to meet from existing cash on hand and our revolving credit facility.

Consistent with our strategy, we expect to make additional acquisitions. In order to complete such acquisitions, additional sources of long term financing will be required.

To minimize cash outlays, we will continue to compensate employees with equity incentives where possible. We believe this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, in April 2003 Zanett's Board of Directors authorized an increase in the number of equity securities that can be issued under our existing stock plan from 5,000,000 shares to 7,000,000 shares. The Company's stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2003. While this increase allows management greater flexibility in our use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the Company's common stock from time to time in open market transactions. As of September 30, 2004, we had repurchased 44,175 shares of common stock. These are reflected as treasury stock on the balance sheet.

During the first nine months of 2004, we experienced the following changes in our financial commitments:

- For having attained and surpassed PDI's performance objectives, the Company paid the former shareholders of PDI consideration of $400,000 in cash and 140,252 shares of common stock valued at $367,461, thus reducing the Company's potential financial commitment to the former PDI shareholders to $800,000 in cash and approximately $1,632,539 in common stock.

- The Company and the BCG shareholders entered into an agreement that terminated certain of our respective rights and obligations under the merger agreement. In exchange for the cancellation of our obligation to pay $611,306 of remaining cash and all other future contingent consideration, the Company paid $120,000 in cash and issued put options that allow the former BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000. This resulted in a reduction of the total purchase price for BCG of $458,306.

- Based on performance objectives attained pursuant to a modified contingent consideration agreement the Company paid the former shareholders of BBT contingent consideration for the second annual performance period of $307,596 in cash. In addition, the Company issued 153,802 shares of common stock valued at $466,020 thus reducing the potential financial commitment to the former BBT shareholders to $416,667 in cash and 208,333 shares in Common Stock.

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

- On April 23, 2004, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note had a maturity date of May 31, 2006 and required quarterly cash payments of interest beginning June 30, 2004, at the rate of ten percent (10%) per annum. Principal was repayable in cash at maturity. Prepayment on the note was permitted without penalty. In October, 2004, subsequent to the period covered by this report, the promissory note was repaid.


Item 3 - Controls and Procedures

The Company's Chief Executive Officer, David M. McCarthy, and the Company's Chief Financial Officer, Jack M. Rapport, have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13(a)-15(e) or 15d-15(e)). Based on this evaluation, Messrs. McCarthy and Rapport have concluded that as of the end of the period covered by this report, the Company's controls and procedures were effective.

On September 1, 2004 Mr. William H. Church was elected to the Board of Directors of the Company, replacing Dr. Drew Schiff, and appointed Chairman of our Audit Committee. Mr. Church is "independent" as defined by applicable NASDAQ listing standards, and the Company believes that he is qualified to be a "financial expert" as defined in Item 401(e)(2)of Regulation S-B.

Other than the foregoing, there have been no other changes in the Company's internal controls over financial reporting during the period ended September 30, 2004 that has materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


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

On March 26, 2004, an action was filed against BCG by a former employee of CNT. The former employee alleges claims of breach of contract and tortious interference by the defendants in connection with negotiations over the purchase of CNT's subsidiary Inrange Global Consulting by Brandywine. Discovery is currently proceeding. There have also been some preliminary settlement negotiations between the parties. As part of the transaction between BCG and CNT, CNT has agreed to defend BCG and pay for legal costs until such time as the legal rights and interests of the parties cease to be compatible. BCG has an option to seek the ruling of an independent third party in the event that CNT elects to cease to defend BCG in this matter.

The action filed by Gardner Resources Consulting LLC ("GRC") in March 2003 against one of the Company's subsidiaries (the "Subsidiary") in the Superior Court, Civil Action, Commonwealth of Massachusetts, to recover fees allegedly owed by the Subsidiary pursuant to a Partnership Agreement dated July 5, 2001, under which the Subsidiary had agreed to pay GRC a percentage of gross billings charged to a specific client of the Subsidiary was settled in the amount of $105,000 on August 13, 2004.


Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our equity security repurchases during the three months ended September 30, 2004:

                                        Total Number       Maximum number
                                        of Shares          of Shares that
                 Total        Average   Purchased as       May Yet Be
                 Number of    Price     part of Publicly   Purchased
                 Shares       Paid per  Announced plans    Under the Plans
Period           Repurchased  Share     or programs        or Programs
------          ------------ --------- -----------------  ----------------
July 2004            -           -            -                 115,225
August 2004        9,400        3.44          -                 105,825
September 2004       -           -            -                 105,825
                ---------    --------- -----------------  ----------------
                   9,400        3.44          -                 105,825
                =========   =========  =================  ================

(1) Effective May 1, 2003, our Board of Directors approved a stock repurchase program to allow us to repurchase up to an aggregate 150,000 shares of our common stock from time to time in the open market. As of September 30, 2004, 44,175 shares of common stock had been repurchased under the program.


Item 3 - Defaults Upon Senior Securities.

None


Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information

None


Item 6   Exhibits.

2.1(1)  Asset Purchase Agreement between Brandywine Computer Group, Inc.
        and Computer Network Technology Corporation dated as of April 23,
        2004.
3.1(2)  Certificate of Incorporation
3.2(2)  Bylaws
10.1 Loan and Security Agreement dated as of September 1, 2004, by and among Zanett Inc., Back Bay Technologies, Inc., INRANGE Consulting Corporation, Paragon Dynamics, Inc., Delta Communications Group, Inc. and Fifth Third Bank.
10.2    Promissory Note in the amount of $1,500,000 issued to Mr. Bruno
        Guazzoni
10.3    Promissory Note in the amount of $3,075,000 issued to Mr. Bruno
        Guazzoni
10.4    Promissory Note in the amount of $1,500,000 issued to Emral Holdings
        Limited
31.1(3) Certification by Zanett's Chief Executive Officer, as required by
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2(3) Certification by Zanett's Chief Financial Officer, as required by
        Section 302 of the Sarbanes-Oxley Act of 2002
32.1(4) Certification by Zanett's Chief Executive Officer, as required by
        Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4) Certification by Zanett's Chief Financial Officer, as required by
        Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed May 6, 2004.
(2) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(3) Filed herewith
(4) Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

 Dated: November 12, 2004          /s/ David M. McCarthy
                                 ------------------------------------------
                                 David M. McCarthy, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: November 12, 2004          /s/ Jack M. Rapport
                                 --------------------------------------------
                                 Jack M. Rapport, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

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



Date:  November 12, 2004

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



Date:  November 12, 2004

/s/ Jack M. Rapport
------------------------------
Jack M. Rapport
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 32.1

Financial Statement Certification by the Chief Executive Officer

I, David M. McCarthy, Chief Executive Officer of Zanett, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-QSB of Zanett, Inc., for the quarterly period ended September 30, 2004 (the "Zanett, Inc. Form 10-QSB"), which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the Zanett, Inc. Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Zanett, Inc.




/s/ David M. McCarthy                            November 12, 2004
--------------------------------------------     ---------------
David M. McCarthy   Chief Executive Officer            Date

EXHIBIT 32.2

Financial Statement Certification by the Chief Financial Officer

I, Jack M. Rapport, Chief Financial Officer of Zanett, Inc., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-QSB of Zanett, Inc., for the quarterly period ended September 30, 2004 (the "Zanett, Inc. Form 10-QSB"), which this certification accompanies, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and information contained in the Zanett, Inc. Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Zanett, Inc.




/s/ Jack M. Rapport                                  November 12, 2004
-----------------------------------------            ---------------
Jack M. Rapport   Chief Financial Officer                  Date