Form 10KSB
period 2004-12-31
ZANETT INC
filed 2005-03-31
CIK 1133872

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

                  For the Fiscal Year Ended: December 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 0-32315

                                  ZANETT, INC.
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                       56-4389547
        -------------------------------                      -------------------
        (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

135 East 57th Street, 15th Floor, New York, NY                      10022
----------------------------------------------                    ----------
   (Address of principal executive offices)                       (Zip Code)

                                 (212) 980-4600

                                   ----------

                (Issuer's telephone number, including area code)

                                   ----------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                   ----------
                                (Title of Class)

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

     Issuer's revenues for the year ended December 31, 2004 were $29,872,783.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 11, 2005 is $3,873,778 based on the closing price of the Registrant's common stock on such date of $4.58 as reported by the Nasdaq Small Cap Market.

     There were 28,564,003 shares of common stock outstanding as of March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in Part III of this Annual Report on Form 10-KSB is incorporated by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders.

                                  ZANETT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


Item 1.    Description of Business                                            5
Item 2.    Description of Property                                            8
Item 3.    Legal Proceedings                                                  9
Item 4.    Submission of Matters to a Vote of Security
           Holders                                                            9

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters                                               10
Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               13
Item 7.    Financial Statements                                              34
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               34
Item 8.a   Controls and Procedures                                           34
Item 8.b   Other Information                                                 35

                                    PART III
Item 9.    Directors and Executive Officers of the Registrant                36
Item 10.   Executive Compensation                                            39
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                    39
Item 12.   Certain Relationships and Related Transactions                    41
Item 13.   Exhibits and Reports on Form 8-K                                  42
Item 14.   Principal Accountant Fees and Services                            44

                                     PART I

As used herein, "Zanett" and the "Company" refer to Zanett Inc. and its wholly-owned, consolidated operating subsidiaries: Back Bay Technologies, Inc. ("BBT"), INRANGE Consulting Corporation ("ICC") formerly known as Brandywine Computer Group, Inc. ("BCG"), Paragon Dynamics, Inc. ("PDI") and Delta Communications Group, Inc. ("Delta").

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about Zanett, its subsidiaries and its affiliate companies that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect the Company's Future Performance." The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. Collectively, the Company and its solutions practices are referred to as The IT Commonwealth TM (the "Commonwealth"). The Commonwealth's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company's growth strategy consists of both expanding existing operations and growing by acquisition.

To grow its existing operations, the Company seeks to obtain the benefit of leveraged marketing and solutions delivery through cross-selling, joint-marketing and resource-sharing. It also seeks to achieve economies of scale by providing centralized back-office functions to contain costs while enhancing its ability to serve clients.

To grow by acquisition, the Company utilizes a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement the IT Commonwealth's existing solutions sets and practices. As the Company adds new entrants to the Commonwealth it seeks to preserve the unique relationships they have with their clients and their core skill sets while expanding the solutions they can provide.

Growth-by-Acquisition

Since the Company was formed in the fall of 2000, six operating companies have been acquired:

On December 7, 2001, the Company acquired Back Bay Technologies, Inc. ("BBT"), based in Needham, Massachusetts. BBT is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), based in Mason, Ohio. BCG provides technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems.

On January 31, 2003, the Company acquired Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

On December 4, 2003, the Company acquired DeltaData, Inc. (dba Delta Communications Group), based in Aliso Viejo, California. which changed its name to Delta Communications Group, Inc. ("Delta"). Delta is a voice and data communications network integrator that sells IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks and provides related IT security, design and implementation solutions.

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation ("CNT"). INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operate under the name INRANGE Consulting Corporation ("ICC"). ICC has principal offices in Indianapolis, Indiana and Mason, Ohio.

On March 1, 2005, the Company acquired Whitbread Technology Partners, Inc., based in Stoneham, Massachusetts. Whitbread is an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

In September 2004 the Company obtained a senior, secured, $5 million loan accommodation from Fifth Third Bank the proceeds of which may be used for acquisitions. In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. The Company plans to use these sources of capital in 2005 to further its growth-by-acquistion strategy, as well as fund organic growth.

Organic Growth

The Company employs a multi-dimensional organic growth strategy that seeks to provide new solutions to existing customers, current solutions to new customers, and new solutions to new customers. It believes all three of these approaches are dependent on three elements:

     o forming deep, trusted relationships between its professional staff and customer management;

     o    constantly broadening the solution and skill sets at its disposal, and

     o unburdening professional staff from those day-to-day operational activities that do not directly relate to solutions delivery.

While the Company provides discrete solutions to specific problems when needed, it seeks to achieve what it refers to as "consultant of record" or "COR Status" with it customers. COR Status means customers come to rely on the Company for continuing advice and help with their most mission critical, "core business" challenges. By acquiring new companies from time to time, the IT Commonwealth model enhances these trusted relationships by providing fresh infusions of talent, skill sets, partnership relationships and experience, all of which can be utilized to help customers and strengthen the trust relationship.

The IT Commonwealth model further enhances organic growth by centralizing such back office functions as financial reporting, legal review, and certain aspects of human resource and IT infrastructure. This centralization allows the Company's professional staff to focus on their core business skill sets and seek to achieve the highest possible standards of service quality for their customers.

Operating Segments

The Company operates in two business segments: Commercial Solutions and Government Solutions. For additional information regarding these segments, refer to Note 5 to the Company's Consolidated Financial Statements.

Customers

The Company's customers consist primarily of large businesses and U.S. government agencies needing IT solutions such as strategy and systems architecture consulting, business application development, systems implementation and integration, systems engineering and technical assistance and IT communications hardware and peripheral equipment.

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2004, two customers accounted for approximately 12% and 10% of revenues. During 2003, two customers accounted for approximately 18% and 12% of revenues. Revenues derived from BBT's and ICC's consulting contracts, and Delta's sales of data and voice communication and related security hardware and service solutions are generally non-recurring in nature. PDI's contracts, typically with Fortune 500 aerospace and large consulting firms that serve as prime contractors on large Defense Department projects, span from 6 months to 3 years. PDI thus has both recurring and non-recurring revenues.

To lessen its dependence on any one particular service line, customer or group of customers, the Company continually seeks to expand its customer base through organic growth as well as additional acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Key Customers; Non-Recurring Revenue."

Competition

The IT Commonwealth faces significant competition in its individual markets. The Company believes competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding their sales into consulting, integration and implementation services.

The Company believes that, in general, competition in the IT solutions market is based upon the following factors:

          o    Speed of response to customer requests

          o    Flexibility and willingness to adapt to customer needs

          o    Responsiveness to customer demands

          o Number and availability of qualified consultants, engineers and programmers

          o    Project management capability

          o    Technical expertise

          o    Size and reputation

          o    Brand recognition and geographic presence

          o    Price

The IT Commonwealth competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, IBM Global Services, Keane, EDS and AT&T. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers ("ISPs") who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting and consulting firms. Many of the Company's competitors have expanded their service offerings over the past several years and increased their focus on e-Business and the IT professional services markets, thus increasing the number of organizations that are providing solutions similar to those offered by the IT Commonwealth.

As a result of continued competition, the Company encounters pricing pressure, which in turn results in reductions in the average selling price of its solutions. There can be no assurance that the Company will be able to offset the effects of any such price reductions through increases in the number of customer engagements, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that continuing consolidation in the business and IT solutions market could result in increased price pressure and other competition in the industry.

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

Employees

As of December 31, 2004, the Company had 153 full-time employees, compared with 108 full-time employees as of December 31, 2003. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

Item 2. Description of Property

Zanett currently sublets approximately 1,000 square feet of office space in New York, New York, for its corporate offices from The Zanett Securities Corporation ("Zanett Securities"), a company owned by two of the principal shareholders of the Company. (See Item 12 - Certain Relationships and Related Transactions.) The Company's use of this space and related facilities are subject to the terms of a management services agreement between Zanett Securities and the Company. In April 2005 the Company's headquarters will be relocated to similar space near its existing offices. It has entered into a four year lease from a third party at a fixed monthly fee that expires in December 2008.

BBT leases approximately 2,468 square feet of office space in Needham, Massachusetts, from a third party at a fixed monthly fee that expired in September 2004 but was renewed at BBT's option for a six month period. BBT plans to rent on a month-to-month basis from April 1, 2005 until such time as it has found suitable new office space.

ICC leases approximately 7,489 square feet of office space in Indianapolis, Indiana and 3,936 square feet of office space in Mason, Ohio. In addition, they have an additional office in Columbus, Indiana. These leases are with third parties at a fixed monthly fee and expire in June 2008, June 2009 and September 2005 respectively.

PDI leases approximately 3,064 square feet of office space in Aurora, Colorado from a third party at a fixed monthly fee. This lease expires in August 2008. PDI also leases a 200 square feet of office space in Colorado Springs, Colorado on similar terms.

Delta leases approximately 1,007 square feet of office space in Aliso Viejo, California from a third party at a fixed monthly fee. This lease expires in August 2005.

The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26-27, 2004, the Company's complaint against Immunomedics was heard in a non jury trial held in U.S. District Court in Wilmington, DE. Final briefs from both sides were submitted on or before March 16, 2004. A decision by the court is currently pending.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett's Common Stock, as reported in the NASDAQ Small Cap Market for the two years ended December 31, 2004. When Zanett was formed on October 30, 2000, its Common Stock was traded under the symbol "INCU." Effective February 8, 2002, the ticker symbol was changed to and the stock began to trade under the symbol "ZANE".

The following table shows quarterly low and high sales information for the Common Stock for the two years ended December 31, 2004:

                                 High    Low
                                -----   -----
Year Ended December 31, 2004    $9.46   $2.29
   First Quarter                $3.40   $2.29
   Second Quarter               $9.46   $2.70
   Third Quarter                $4.46   $3.16
   Fourth Quarter               $6.90   $3.36

Year Ending December 31, 2003   $3.70   $2.00
   First Quarter                $2.25   $2.00
   Second Quarter               $2.99   $2.00
   Third Quarter                $3.70   $2.00
   Fourth Quarter               $3.60   $2.26

Records of Zanett's stock transfer agent indicate that as of March 11, 2005, there were 28,564,003 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 216 holders on record and 1,358 holders whose shares are legally held by a broker. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

Recent Sales of Unregistered Securities

On January 31, 2003, the Company issued 585,083 unregistered shares of restricted Common Stock to the former PDI shareholders as the stock portion of the initial purchase consideration to acquire PDI. The shares were valued at $2.06 per share based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was executed and closed on the same date. The issuance of these unregistered shares was made pursuant to the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended.

On April 2, 2003, the Company issued 190,000 unregistered shares of restricted Common Stock to the former BBT shareholders as the stock portion of the contingent consideration paid based on BBT's operating performance for the 12 months ended December 31, 2002. The shares were valued at $2.10 per share based on the average closing price of the Common Stock for the three trading days prior to December 31, 2002. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

On October 27, 2003 the Company issued 369,146 unregistered shares of restricted Common Stock to the former BCG shareholders as the stock portion of the contingent consideration paid based on BCG's operating performance for the first annual performance period ended May 31, 2003. The shares were valued at $2.04 per share which was the closing price of the Common Stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2003 the Company issued 89,255 unregistered shares of restricted Common Stock to the former Delta shareholders as the stock portion of the initial purchase consideration to acquire Delta. The shares were valued at $2.85 per share based on the average closing price of the Common Stock for the three trading days prior to the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On January 31, 2004, the Company issued 140,252 unregistered shares of restricted Common Stock to the former PDI shareholders as the stock portion of the contingent consideration paid based on PDI's operating performance for the 12 months ended January 31, 2004. The shares were valued at $2.62 per share based on the December 31, 2004 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On March 19, 2004, in connection with an agreement with a firm to provide public relations services the Company issued 10,000 shares of Common Stock as final payment for these services. The shares were valued at $2.71 per share which was the closing price of the stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended.

On April 23, 2004 the Company issued 43,572 unregistered shares of restricted Common Stock to two employees of ICC in connection with their employment. The shares were valued at $4.59 per share based on the April 22, 2004 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On August 5, 2004 the Company issued 153,802 unregistered shares of restricted Common Stock to the former BBT shareholders as the stock portion of the contingent consideration paid based on BBT's operating performance for the 15 months ended March 31, 2004. The shares were valued at $3.03 per share based on the March 31, 2004 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended.

On August 6, 2004, the Company entered into an agreement with a firm to provide public relations services for a five year period. As part of the payment for these services, the Company issued 100,000 shares of Common Stock. The shares were valued at $3.31 per share which was the closing price of the Common Stock on the date of issuance. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

     The following table summarizes our equity security repurchases during our fiscal year ended December 31, 2004:

                                             Total Number      Maximum number
                                               of Shares       of Shares that
                     Total       Average     Purchased as        May Yet Be
                   Number of     Price     part of Publicly      Purchased
                     Shares     Paid per    Announced plans   Under the Plans
Period            Repurchased     Share       or programs       or Programs
------            -----------   --------   ----------------   ---------------
January 1, 2004      24,775       2.14             --             125,225
January 2004             --         --             --             125,225
February 2004            --         --             --             125,225
March 2004           10,000       2.58             --             115,225
April 2004               --         --             --             115,225
May 2004                 --         --             --             115,225
June 2004                --         --             --             115,225
July 2004                --         --             --             115,225
August 2004           9,400       3.44             --             105,825
September 2004           --         --             --             105,825
October 2004             --         --             --             105,825
November 2004            --         --             --             105,825
December 2004            --         --             --             105,825
                     ------       ----            ---             -------
                     44,175       2.32             --             105,825
                     ======       ====            ===             =======

     The above table indicates the number of shares repurchased in connection with our stock repurchase plan that was authorized by our Board of Directors and made effective May 1, 2003. The plan allows us to repurchase up to an aggregate 150,000 shares of our common stock from time to time in open market transactions. As of December 31, 2004, 44,175 shares of common stock had been repurchased under the program. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report. This section also contains forward-looking statements and is subject to the "Disclosure Regarding Forward-Looking Statements" in Part I of this report.

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. We serve our customers through two operating segments: Commercial Solutions and Government Solutions. Collectively, the Company, its operating segments and specialty practices are referred to as The IT Commonwealth TM (the "Commonwealth"). The Commonwealth's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

We have a dual-pronged growth and development strategy that consists of both organic growth (i.e. expanding existing operations) and acquisitive growth (i.e. acquiring additional companies and adding them to the Commonwealth).

To grow our existing business units, we seek to obtain the benefit of leveraged marketing and solutions delivery through cross-selling, joint-marketing and resource-sharing. We also seek to achieve economies of scale by providing centralized back-office functions to contain costs while enhancing our ability to serve clients.

To grow by acquisition, we utilize a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement the IT Commonwealth's existing solutions sets and practices. When we acquire new companies, we take steps to preserve the unique relationships they have with their clients and the attributes of their business that made them historically successful.

From inception in late 2000 through December 31, 2004, we acquired five companies: Back Bay Technologies ("BBT"), Brandywine Computer Group ("BCG"), Paragon Dynamics ("PDI"), Delta Communications Group ("Delta") and the INRANGE Global Consulting division of Computer Network Technology Corporation. INRANGE Global Consulting was merged with Brandywine Computer Group, and the combined units operate under the name INRANGE Consulting Corporation ("ICC"). (For a more complete discussion of the INRANGE Consulting acquisition and operations of these business units see Notes 1 and 3 to the Condensed Consolidated Financial Statements attached hereto.)

On March 1, 2005 we acquired Whitbread Technology Partners, Inc. ("WTP"), a leading Oracle enterprise resource planning ("ERP") IT consultancy that complements INRANGE Consulting's existing PeopleSoft, JD Edwards and Oracle practices. While the discussion below makes reference to this recent acquisition, the discussions of financial results contained herein do not include the operations of WTP.

Our Commercial Solutions segment consists of our wholly-owned subsidiaries: Back Bay Technologies, Inc., ("BBT"), based in Needham, Massachusetts, INRANGE

Consulting Corporation ("ICC"), based in Mason, Ohio, Delta Communications Group, Inc. ("Delta"), based in Aliso Viejo, California, and, as of March 1, 2005, Whitbread Technology Partners ("WTP"), based in Stoneham, Massachusetts.

It provides full lifecycle, high value, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management ("SCM") and customer relationship management ("CRM") systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

The ERP solutions market of the IT services industry has experienced significant consolidation over the last two years. Most notable to our business was the acquisition of J.D. Edwards by PeopleSoft and, more recently, the acquisition of PeopleSoft by Oracle. The acquisition and merger of INRANGE Global Consulting, a leading PeopleSoft consultancy in April 2004 with our J.D. Edwards practice, Brandywine Computer Group, to form ICC, and the addition of the Oracle consultancy WTP to the Commonwealth in March 2005, followed this trend in marketplace.

In March 2005 we initiated a project to further consolidate the operations and financial reporting of the Commercial Solutions segment operating units into a new, wholly-owned subsidiary named Zanett Commercial Solutions, Inc. While we intend to preserve the identities, locations, distinctive competencies and consulting practices of the individual Commonwealth Members BBT, ICC, DCG and WTP, this consolidation will help these complementary businesses to provide more comprehensive solutions for our customers, leverage their marketing capabilities and achieve greater back-office economies of scale and efficiencies. The current CEO of ICC, Robert Wise, will serve as the President of Zanett Commercial Solutions, effective April 1.

Our Government Solutions segment consists of our wholly-owned subsidiary Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

The market demand for our services is heavily dependent on IT spending by corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. In addition, the current economic downturn has negatively affected the operations of many of our clients and prospective clients and has negatively impacted their IT spending. As a result, competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by closely monitoring the utilization of our billable personnel, through continuing evaluation of the size of our workforce and required office space, and by managing our selling, general and administrative costs as a percentage of revenue. Although we are seeing signs of growth in our business, the outlook is still uncertain.

We believe that technology spending by large and medium sized companies improved in the second half of 2004; however, we cannot predict whether, and to what extent, the improvement in the market for IT consulting solutions will continue. When the market does improve significantly, we cannot predict whether, and to what extent, the demand for our solutions will increase. Any decline in the Company's service revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs (such as personnel, rent and depreciation) are fixed in advance of a particular quarter. As a result, despite cost savings realized from our cost containment initiatives, our costs for personnel, sales and marketing and general and administrative activities could increase as a percentage of revenues, thereby affecting operating results.

The Company's future segment and overall Company revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects and assignments in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee utilization rates, the adequacy of provisions for losses, the use of estimates of resources required to complete ongoing projects, general economic conditions and other factors. In addition, revenues from a large project or client may constitute a significant portion of our total revenues in a particular quarter.

The following table summarizes and compares our operating performance for the year ended December 31, 2004 versus December 31, 2003. The predominant factor in the changes between the two years was the impact of the addition of Delta Communications Group in December 2003 and INRANGE Global Consulting in April 2004.

                                         Year             Increase (Decrease)
                              -------------------------   -------------------
                                  2004          2003           $          %
                              -----------   -----------   -----------   -----
Revenues:
   Commercial                 $21,703,109   $11,281,012   $10,422,097     92
   Government                   8,169,674     5,767,796     2,401,878     42
                              -----------   -----------   -----------
                              $29,872,783   $17,048,808   $12,823,975     75
                              -----------   -----------   -----------

Cost of Revenues:
   Commercial                 $15,025,299   $ 6,988,352   $ 8,036,497    115
   Government                   5,360,335     3,534,245     1,826,090     52
                              -----------   -----------   -----------
                              $20,385,634   $10,522,597   $ 9,863,037    106
                              -----------   -----------   -----------

Selling and Marketing:
   Commercial                 $ 2,215,980   $ 1,189,107   $ 1,026,873     86
   Government                     234,984        52,980       182,004    344
                              -----------   -----------   -----------
                              $ 2,450,964   $ 1,242,087   $ 1,208,877     97
                              -----------   -----------   -----------

General and Administrative:
   Commercial                 $ 2,964,121   $ 1,493,874   $ 1,470,247     98
   Government                   1,325,849     1,113,821       212,028     19
   Corporate                    2,428,184     2,086,608       341,576     16
                              -----------   -----------   -----------
                              $ 6,718,154   $ 4,694,303   $ 2,023,851     43
                              -----------   -----------   -----------

Operating income:
   Commercial                   $ 1,544,519   $ 1,609,679   $   (65,160)    (4)
   Government                     1,201,696     1,066,750       134,946     13
   Corporate                     (2,428,184)   (2,086,608)     (341,576)   (16)
                                -----------   -----------   -----------
                                $   318,031   $   589,821   $  (271,790)   (46)
                                -----------   -----------   -----------

Interest Expense, Net           $  (741,393)  $  (599,603)  $  (141,790)   (24)
Other Income                        155,129     1,262,336    (1,107,207)   (88)
Income Tax benefit/(provision)       14,955       (41,529)       56,484    136
                                -----------   -----------   -----------
Net(loss)/income                $  (253,278)  $ 1,211,025   $(1,464,303)  (121)
                                ===========   ===========   ===========

Commercial Solutions

Revenues in our Commercial Solutions segment grew 92% in the year ended December 31, 2004 to $21,703,109 from $11,281,012 during 2003. This increase was primarily attributable to an additional $4.2 million contribution from Delta, acquired in December 2003, and $6.3 million from INRANGE Global Consulting, acquired in April 2004.

Costs of revenues increased 115% to $15,025,299 during the year ended December 31, 2004, versus $6,988,352 for the same period last year. This increase was, again, attributable primarily to the additions of Delta and INRANGE Global Consulting.

Selling and marketing expenses increased due to our growth by $1,026,873, or 86%, to $2,215,980 for the year ended December 31, 2004, as compared with $1,189,107 during 2003. During the year ended December 31, 2004 expenses of approximately $391,000 were incurred by Delta, and $457,583 were incurred by INRANGE Global Consulting.

General and administrative expenses for the year ended December 31, 2004, were $2,964,121 as compared with $1,493,874 during 2003, representing an increase of $1,470,247, or 98%. The bulk of this increase was attributable to the additions of Delta and INRANGE Global Consulting.

Operating income in our Commercial Solutions segment decreased in the year ended December 31, 2004 as compared to last year, from $1,609,679 to $1,544,519 despite the inclusion of Delta and INRANGE Global Consulting. The results were impacted by $200,000 increase in stock based compensation used to retain key management and approximately $100,000 in integration and marketing costs in connection with the acquisition of INRANGE Global Consulting. In addition, our decision to increase the allowance for doubtful accounts by $82,000 in the first quarter of 2004 also had an adverse effect on the operating results of this segment.

Government Solutions

Our Government Solutions segment experienced a revenue increase of 42% to $8,169,674 in 2004 from $5,767,796 in 2003, which reflects an additional month of contribution and an increase in the demand for its services.

Costs of revenues, principally compensation costs for professional staff, increased 52% to $5,360,335 during the year ended December 31, 2004, versus $3,534,245 for only eleven months in the prior year. The reduction in gross margin from 39% to 34% is primarily due to our using some of our senior consultants in non-billable business development efforts; however, we believe that doing so will position us well to win new business from existing clients and from new clients in the future.

Selling and marketing expenses increased to $234,984 in the current year from $52,980 during the year ended December 31, 2003. This increase in costs was incurred primarily due to using some of our senior consultants in non-billable business development efforts; however, we believe that doing so will position us well to win new business from existing clients and new business from new clients in the future.

General and administrative expenses for the year ended December 31, 2004 were $1,325,849 as compared with $1,113,821 for only eleven months in the prior year, representing an increase of $212,028, or 19%. This increase was primarily due to the increase in amortization of certain intangible assets due to a full year's amortization, system implementation costs and recruiting, relocation and training costs for additional personnel having the skills and government clearance required for employment in this segment and the additional month in the current year.

Operating income in the Government Solutions segment for the year ended December 31, 2004 increased to $1,201,696 from $1,066,750 for the same period last year primarily as a result of the inclusion of PDI for the full year as compared to only eleven months in the prior year.

We believe that in 2005 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.

Corporate

General and administrative expenses for the year ended December 31, 2004, were $2,428,184 versus $2,086,608 in 2003. The increase was primarily attributable to an increase in professional fees and stock based compensation to outside contractors for continued marketing and promotional efforts.

Consolidated Net (Loss)/Income

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income of $318,031 for the year ended December 31, 2004 compared to $589,821 last year. The difference in profitability for the two periods was largely due to the incurrence of non-cash expenditures primarily for outside consultants and retention of key personnel of $590,845 for the year ended December 31, 2004, versus only $102,146 for 2003.

Net interest expense increased $141,790, or 24%, to $741,393 in the year ended December 31, 2004 from $599,603 in 2003. The increase was principally attributable to short term working capital borrowings and interest expense associated with the acquisition of INRANGE Global Consulting (for additional information regarding the acquisition, refer to Note 3 to the Company's Consolidated Financial Statements).

Other income decreased to $155,129 for the year ended December 31, 2004 versus $1,262,336 for 2003. This decrease is attributable to the effect of the gain on the sale of our investment in Applied Discovery, Inc. in July, 2003.

We recorded an income tax benefit of $(14,955) for the year ended December 31, 2004, compared with income tax provision of $41,529 for 2003.

As a result of the above, for the year ended December 31, 2004, we reported a net loss of $(253,278) compared to a net gain of $1,211,025 for 2003. As noted above, this difference was principally attributable to the effect of the gain on the sale of our investment in Applied Discovery, Inc. in July, 2003.

Critical Accounting Policies and Significant Use of Estimates in the Company's Financial Statements

In many cases, the accounting treatment of a particular transaction in conformity with GAAP is specifically dictated, with little or no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

IT Professional Services

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the years ended December 31, 2004 and 2003.

On occasion, certain contracts may have substantive customer acceptance provisions. In such cases, revenue is recognized upon receipt of acceptance from the customer.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of revenues and any amounts re-invoiced to customers are included in revenue during the period in which they are incurred.

Unbilled revenue represents revenue for which services have been performed and costs incurred that have not yet been invoiced to the customer.

IT Hardware Sales

Revenues related to hardware sales are recognized when title and risk of loss is transferred to the customer, which is generally at the time of shipment. The Company records an estimate of future product returns based on its historical experience. Freight-in and other out-of-pocket expenses related directly to hardware sales are included in costs of sales. Amounts invoiced to customers for these expenses are included in revenues during the period in which they are incurred.

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

The Company has entered into several transactions involving the issuance of shares of restricted Common Stock and options to purchase shares of restricted Common Stock to independent contractors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed.

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

Evaluating the Carrying Value of Goodwill

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the estimated fair value based on each of the Company's reporting units to the carrying value of their respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess. The estimation of fair values of each reporting unit is based on assumptions and estimates prepared by management which are highly subjective.

Intangibles and Long-Lived Assets

Intangibles and long-lived assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of intangible and long-lived assets are reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future, undiscounted cash flows associated with the asset, and compares that to the carrying value. If the carrying value exceeds the estimated cash flows, the asset is written down to its estimated fair value. The cost of intangibles is based on the estimated fair values calculated as of the date of acquisition of the related company. Such estimates are based on highly subjective estimates made by management.

Liquidity and Capital Resources

At December 31, 2004 the Company had cash and cash equivalents of $1,877,040, representing an 12% decrease of $244,251 from the December 31, 2003 year-end balance of $2,121,291.

Cash flows provided from operations was $697,947 in 2004 versus a cash outflow of $785,496 in 2003. This was attributable to our operating units beginning to generate sufficient cash flow to offset the corporate overhead costs of operating our public company, notwithstanding higher outlays for regulatory compliance such as that associated with The Sarbanes-Oxley Act. The Company having grown to such a size, we will seek in the future to continue to produce positive operating cash flows. While there is no assurance that we will sustain positive cash flow from operations in the future, we will seek to continue to control corporate cash expenditures so that more of the cash generated by our operating units can be dedicated to expanding our business.

The cash used in investing activities was $1,852,348 for the period ended December 31, 2004 compared to an inflow of $92,260 for the corresponding period in 2003. The outflow primarily reflects the Company's investments in additional IT Commonwealth Members. In the prior year the Company received $1.8 million in cash from the sale of its investment in Applied Discovery.

Cash flows provided by financing activities for the year ended December 31, 2004 was $910,151 compared to $1,412,347 for 2003. In the prior year the Company funded its acquisitions by the issuance of additional debt. In the current year the Company was able to fund a portion of the INRANGE Global Consulting acquisition from cash on hand which was generated primarily from the sale of the Applied Discovery Investment noted above.

On September 1, 2004 we entered into a loan agreement and established a $5 million loan facility with Fifth Third Bank. The available credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At December 31, 2004 we had $3.6 million available under the facility.

We used these funds to retire $500,000 of long term debt in 2004, and may use it to provide additional funds for acquisitions and to supplement working capital in 2005.

On February 7, 2005, we announced that a registration statement we filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes was declared effective. We may offer the notes from time to time with maturities ranging from three months to ten years. The interest rate of the notes will be established at the time when they are purchased by investors and will remain fixed throughout each term. We intend to use the net proceeds to repay certain existing debt, to expand the business through acquisition and capital investments, and for other general corporate purposes.

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

To further minimize cash outlays, we expect to continue to supplement compensation for both existing and new employees with equity incentives where possible. We believe that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, the stockholders of the Company, at its annual meeting in June 2003, approved an amendment to the Zanett, Inc. Incentive Stock Plan ("Stock Plan") that increased the number of equity securities that can be issued under the plan from 5,000,000 shares to 7,000,000 shares. While this increase allows us greater flexibility in its use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders.

The Company's Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of our Common Stock from time to time in open market transactions. As of December 31, 2004, we had repurchased 44,175 shares of our Common Stock at a cost of $114,108. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

During 2004, we experienced the following changes in our financial commitments.

o We entered into a two year revolving credit facility with Fifth Third Bank. The available credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million.

o We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from December 31, 2004 and May 31, 2005, respectively to January 1, 2006.

o We paid the former shareholders of PDI contingent consideration of $400,000 in cash and 140,252 shares of Common Stock that was valued at $367,461, thus reducing the Company's potential financial commitment to the former PDI shareholders to $800,000 in cash and $1,600,000 in Common Stock.

o We paid the former shareholders of BBT contingent consideration of $307,640 in cash and 153,802 shares of Common Stock that was valued at $465,984, thus reducing the Company's potential financial commitment to the former BBT shareholders to $416,666 in cash and 208,333 shares of Common Stock.

o In 2004, we paid $120,000 in cash and issued put options that were valued at $33,000 in lieu of all contingent consideration. The put options allow the former BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007.

o As part of the INRANGE Global Consulting acquisition in April 2004, we have a commitment to pay additional consideration comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The seller is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at December 31, 2004. The table should be read together with the notes to the Consolidated Financial Statements.

                                      Due in less      Due in one     Due after
Obligation                           than one year   to five years   five years
----------------------------------   -------------   -------------   ----------
Contingent consideration for
   acquisition of BBT (1)              $  416,666      $       --        $--
Contingent consideration for
   acquisition of PDI (2)              $  400,000      $  400,000        $--
Contingent consideration for
   acquisition of Delta (3)            $  145,000      $  290,000        $--
Notes payable to related party (4)     $  503,250      $4,575,000        $--
Notes Payable to third party (5)       $  225,000      $1,500,000        $--
Bank line of credit (6)                $1,400,000      $       --        $--
Non-cancelable office lease (7)        $  379,970      $1,118,341        $--
Additional consideration for
   Acquisition of ICC (8)              $  500,000      $1,200,000        $--
                                       ----------      ----------        ---
                                       $3,969,886      $9,083,341        $--
                                       ==========      ==========        ===

(1) Contingent consideration payable to the former BBT shareholders as part of the Company's acquisition of BBT on December 7, 2001. As a result of the amendment to the BBT merger agreement in December 2003, the former BBT shareholders are entitled to receive $416,666 in cash and 208,333 in Common Stock (See Note 22 in the accompanying Consolidated Financial Statements).

(2) Contingent consideration payable to the former PDI shareholders as part of the Company's acquisition of PDI effective January 31, 2003. The maximum aggregate contingent consideration of $1,200,000 in cash and approximately $2,000,000 in Common Stock is payable in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 2005 and 2006. We paid the first cash payment and have accrued the second cash payment as a liability at December 31, 2004.

(3) Contingent consideration payable to the former Delta shareholders as part of the Company's acquisition of Delta effective December 4, 2003. The maximum aggregate contingent consideration of $435,000 in cash and approximately $1,365,000 in Common Stock is payable in equal installments over the next two years subject to Delta's achievement of certain financial performance targets for each of the fiscal years ended November 2005, and 2006.

(4) Notes payable to a principal shareholder of the Company totaling $4,575,000 that mature on January 1, 2006.

(5) Note payable to a third party in the amount of $1,500,000 that matures on January 2, 2007.

(6) The credit accommodation that was established in 2004 with Fifth Third Bank has an outstanding balance of $1,400,000 at December 31, 2004.

(7) ICC and PDI lease their main offices under non-cancelable operating leases that expire on June 30, 2009 and August 31, 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At December 31, 2004, the future minimum lease payments under these leases were $2,233,206.

(8) Additional consideration for ICC comprising of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The seller is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000.

The Company's liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

o We maintain our cash balances and money-market instruments with five separate institutions of high credit quality to minimize our exposure.

o We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. For the year ended December 31, 2004, we had two customers that accounted for approximately 12% and 10% of total revenues. For the year ended December 31, 2003, we had two customers that accounted for approximately 18%, and 12% of total revenues. At December 31, 2004, we had one customer that accounted for 14% of accounts receivable. At December 31, 2003, we had two customers that accounted for 16%, and 14% of accounts receivable.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value method. SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after December 15, 2005. The Company plans to adopt the modified prospective transition method, which would necessitate the Company to recognize compensation cost for the fair value of new awards granted, modified or settled after the effective date of the SFAS 123(R). In addition, the measurement of compensation cost for awards that are not fully vested as of the effective date of the SFAS 123(R) would be based on the same estimate that the Company used to previously value its grants under SFAS 123.

The Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is the current practice. As a result, the Company will incur stock based compensation expense from December 15, 2005 for options issued prior to that date but which were not fully vested at the time. The Company will incur additional compensation expense as new awards are made after that date. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

OTHER FACTORS

Certain Factors That May Affect the Company's Future Performance

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

Limited Operating History

We began to implement the IT Commonwealth business strategy in 2002 and, therefore, have a limited operating history to evaluate. There is no assurance that we will be able to acquire sufficient companies to grow our business and achieve the advantages of scale and other synergies that the strategy contemplates.

Lack of Profitability; Future Operating Results

Our operating income declined to $318,031 in 2004 and we may incur operating losses in the future. Operating expenses may increase as the Company seeks to grow its business through acquisition and as its existing business expands. Even if the Company achieves consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to expand its business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Dependence on Key Customers; Non-Recurring Revenue

For the year ended December 31, 2004, our two largest customers accounted for approximately 22% of revenues. Non-renewal or termination of contracts with these customers could have a material adverse effect on the Company. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

Revenues are difficult to forecast. We may increase our corporate overhead expenses as the number of acquisitions increases and will increase overhead to comply with the provisions of the Sarbanes-Oxley Act. Meanwhile, our business units may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. Additionally, although most of our customers are large, creditworthy entities, at any given point in time we may have significant accounts receivable balances, as we did as of December 31, 2004, with customers that expose us to credit risks if such customers are unable to pay such obligations. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

Emerging and Evolving Markets

The markets for some of our services are changing rapidly and evolving and, therefore, the ultimate level of demand for our services is subject to a high degree of uncertainty. Any significant decline in demand for programming and applications development and IT consulting services could materially adversely affect our business and prospects.

Our success in meeting growth targets is dependent on our ability to maintain existing clients and to continually attract and retain new customers to replace customers who have not renewed their contracts. Achieving significant market acceptance requires substantial effort and expenditures on our part to create awareness of our services.

Competition

Competition for the Company's IT solutions is significant, and we expect that competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against our competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than we have.

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

Our competitors may respond more quickly than us to new or emerging technologies and changes in customer requirements. Our competitors may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop products and services that are superior to or have greater market acceptance than ours. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

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

In addition, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those we have targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately held IT service companies generally place greater emphasis, than obtaining the management skills and networking services that the Company can provide. Even if we are able to successfully compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted IT Commonwealth Members. If the Company cannot acquire interests in attractive companies on reasonable terms, our strategy to build the IT Commonwealth may not succeed.

Rapid Technological Change

The market for IT solutions is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, our business could be materially and adversely affected.

Systems Failure Risk

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. The Company currently maintains most of its computer systems in its facilities in New

York, NY and at business unit offices in Needham, MA; Mason, OH; Indianapolis, IN; Aurora, CO; and Aliso Viejo, CA. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

Security Issues

Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person or entity circumvents our security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

Identifying Suitable Acquisition Candidates and New Acquisition Integration

A key element of our expansion strategy is to grow through acquisitions. If we identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption of our ongoing business, distract management, require other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. We may be required to incur additional debt, and we may be required to issue equity securities, which may be dilutive to existing stockholders, to fund acquisitions.

Unsuccessful Acquisitions

There can be no assurance that any completed acquisition will enhance our business. Since the normal acquisition of companies comprises both cash and Common Stock, if we proceed with one or more significant acquisitions, the potential impacts are (1) a substantial portion of our available cash could be used to consummate the acquisitions and/or we could incur or assume significant amounts of additional indebtedness, and (2) our stockholders could suffer significant dilution of their interest in Zanett Common Stock.

Also, acquisitions are required to be accounted for under the purchase method, which results in the Company recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

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

As of December 31, 2004, we had 153 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

Need for Capital

Our future capital uses and requirements will depend on numerous factors, including:

     o    The extent to which our solutions and services gain market acceptance;

     o    The level of revenues from present and future solutions and services

     o    The expansion of operations;

     o The costs and timing of product and service developments and sales and marketing activities;

     o    Costs related to acquisitions of technology or businesses; and

     o    Competitive developments.

In order to continue to increase sales and marketing efforts, to expand and enhance the solutions and services we are able to offer to current and future customers and to fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend greater-than-anticipated funds. There can be no assurances that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, and loans from related parties and business associates.

There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms acceptable to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of its expansion programs or to limit the marketing of its services. This could have a material adverse effect on our business.

Fluctuation in Quarterly Operating Results May Negatively Impact the Company's Stock Price

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, not all of which are within our control.

Quarter-to-quarter comparisons of the results of operations as an indication of future performance should not be relied upon. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of the Common Stock may fall.

Factors that could cause quarterly results to fluctuate include:

     o    Change in customer demand for products and services;

     o    Timing of the expansion of operations;

     o Seasonality in revenues, principally during the summer and year-end Holidays;

     o    Changes in pricing by Zanett or its competitors;

     o    Introduction of new products or services by competitors or Zanett;

     o    Costs related to acquisitions of technology or businesses;

     o    Recession or slow-down in the U.S. economy; or

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

Our Government Solutions Segment generates most of its revenue from contracts with the U.S. Department of Defense. As such, it must comply with various government regulations regarding how it conducts its business and maintains its financial records. The most significant of these regulations are:

     o the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts;

     o the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and

     o laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In addition, our Government Solutions Segment is subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. Our failure to obtain and maintain necessary security clearances may limit its ability to perform classified work for government clients, which could result in lost business.

Potential Liability to Customers

Our services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of its customers' businesses. Our failure or inability to meet a customer's expectations in the performance of our services could harm our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content that includes confidential or proprietary customer information. Any such unauthorized disclosure or use could result in a claim for substantial damages. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to its insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect us.

Liability for Material Distributed Over the Internet

The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the web sites we may host or in email messages that we transmit. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites we may host. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business may be materially adversely affected.

Future Sales of Common Stock by Existing Stockholders

The market price of our Common Stock could decline as a result of sales by existing shareholders of a large number of shares of Common Stock in the market or the perception that these sales may occur. These sales also might make it more difficult for the Company to issue equity securities in the future at a time and at a price that it deems appropriate.

As of December 31, 2004, we had granted options to purchase 5,581,364 shares under our 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 7,000,000.

     o 300,000 nonqualified stock options to three outside directors on November 17, 2001;

     o 476,610 nonqualified stock options were issued to BBT employees who were prior option holders of BBT as part of the acquisition of BBT on December 7, 2001;

     o 250,500 nonqualified stock options were issued to the employees of BBT;

     o 420,036 nonqualified stock options were issued to the employees of BCG;

     o 1,300,000 nonqualified stock options were issued to business associates in exchange for the cancellation of their restricted shares of Common Stock and related notes payable;

     o 266,666 nonqualified stock options were issued to independent contractors as compensation for public relations services provided to the Company;

     o 2,402,802 nonqualified stock options were issued to employees of the Company during 2003;

     o 100,000 nonqualified stock options were issued to an outside director during 2003.

     o 100,000 nonqualified stock options were issued to an outside director during 2004.

     o 510,253 nonqualified stock options were issued to employees of the Company during 2004;

     o 271,666 nonqualified stock options were issued to independent contractors as compensation for public relations services provided to the Company;

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

Lack of Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions.

Ownership of the Company is concentrated

David McCarthy, the Company's Chief Executive Officer, and Claudio Guazzoni, its President, each beneficially owned approximately 27% of the outstanding Common Stock as of December 31, 2004. As a result, each of them possesses significant influence over the Company's decision making on business matters, including the election of directors.

The concentration of Zanett share ownership may:

     o    delay or prevent a change in the control of Zanett;

     o impede a merger, consolidation, takeover, or other transaction involving the Company; or

     o discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The Company's rapid growth has placed, and is expected to continue to place, a significant strain on managerial and operational resources. Further, as we grow, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Further growth or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our strategy without incurring additional corporate expenses.

Future growth is dependent on producing revenue sufficient to cover increasing expenses

Expenses will increase as we build an infrastructure to implement our strategy. We expect to hire additional employees and expand information technology systems. We also may increase our operating expenses to:

     o    broaden our support capabilities for Commonwealth Members;

     o    explore acquisition opportunities and alliances with other companies;
          and

     o    facilitate business arrangements among our business units.

If the higher expenses are not accompanied by increased revenue, our earnings will be lower than anticipated.

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

Compliance with Section 404 of the Sarbanes-Oxley Act

During the fourth quarter of 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Under the supervision of our Chief Executive and Chief Financial officers, the Company began a comprehensive effort in the fourth quarter of 2004 to comply with the regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002. The effort is based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. According to rules published by the Securities and Exchange Commission on March 2, 2005, the Company has until December 31, 2006 to comply.

The Company's compliance project includes the refinement, documentation, review, testing and, if necessary, remediation of internal control procedures under the direction of the company's senior management. In the course of its ongoing evaluation, it has identified various areas requiring improvement, some of which could be deemed to be control deficiencies and, if not adequately remediated, could rise to the level of material weaknesses. Management routinely reviews the status of this compliance effort with the Audit Committee of the Board of Directors.

The Company is incurring substantial cost and is using significant amounts of management's time in an effort to comply with Section 404, including supplementing our internal project team with the services of outside specialists who have helped "accelerated filers" (generally, large public corporations), and holding periodic compliance committee meetings. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company's 2006 fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

Item 8b. Other Information

None

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Our directors and executive officers, their ages and positions are set forth below:

      Name            Age                   Title                   Since
      ----            ---                   -----                   -----
Claudio M. Guazzoni    42   President and Director                   2000
David M. McCarthy      43   Chief Executive Officer and Director     2000
Jack M. Rapport        52   Chief Financial Officer and Treasurer    2001
Pierre-Georges Roy     39   Chief Legal Officer and Secretary        2001
Mohan Trikha           60   Director                                 2001
L. Scott Perry         56   Director                                 2001
Jay W. Kelley          63   Director                                 2003
William H. Church      58   Director                                 2004

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

William H. Church - Mr. Church has over 30 years of experience advising management and Boards of Directors of high growth publicly traded companies. He is a retired Ernst & Young partner and was instrumental in the establishment and successful development of the Ernst & Young Tax and Human Capital Practice in the New York Metro Area and in Tokyo, Japan.

Mr. Church received a B.S. degree from Marquette University. He is a Certified Public Accountant in New York and Wisconsin, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

The response to certain matters of this Item will be contained in the Company's 2005 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Item 10. Executive Compensation

The response to this Item will be contained in the Company's 2005 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of February 28, 2005, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

                                        Beneficial Ownership of Common Stock
                                       -------------------------------------
Name and address of                       Number of Shares       Percentage
Beneficial Owner                       Beneficially Owned (1)   of Class (1)
------------------------               ----------------------   ------------
Claudio Guazzoni                             7,454,945              26.0%
   President
David McCarthy                               7,619,945              26.7%
   Chief Executive Officer
Jack M. Rapport                                586,715               1.7%
   Chief Financial Officer
Pierre-Georges Roy                             488,500               1.4%
   Chief Legal Officer
Mohan Trikha                                   100,000 (2)           0.3%
   Director
L. Scott Perry                                 100,000 (3)           0.3%
   Director
Jay W. Kelley                                   33,333 (4)           0.1%
   Director
William H. Church
   Director                                         -- (5)           n/a
Bruno Guazzoni                               6,682,392              23.4%
Trust for Scott and Mary Seagrave            1,877,984               5.5%
All Directors and Executive Officers
   as a Group (8 persons)                   16,560,105              58.0%

(1) Calculated in accordance with Rule 13d-3 of the Exchange Act. The address for all persons listed in the above table is c/o Zanett, Inc., 135 East 57th Street, New York, NY 10022.

(2) On November 17, 2001, Mr. Trikha was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of March 1, 2002, 2003 and 2004. Therefore, at December 31, 2004, Mr. Trikha had the right under these options to purchase 100,000 of vested shares, which represents 0.3% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(3) On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of August 1, 2002, 2003 and 2004. Therefore, at December 31, 2003, Mr. Perry had the right under these options to purchase 100,000 of vested shares, which represents 0.3% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(4) On June 25, 2003, General Kelley was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of June 17 2004, 2005 and 2006. Therefore, at December 31, 2003, General Kelley had the right under these options to purchase 33,333 of vested shares, which represents 0.1% of the fully diluted outstanding shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until June 24, 2008, except as otherwise provided in such agreement.

(5) On August 25, 2004, Mr. Church was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $3.82 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of September 1 2005, 2006 and 2007. Therefore, at December 31, 2004, none of shares had yet vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until September 1, 2009, except as otherwise provided in such agreement.

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

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans at December 31, 2004.

                                                                    Number of
                                                                    securities
                             Number of            Weighted          remaining
                         securities to be          average        available for
                        issued on exercise     exercise price    future issuance
                          of outstanding       of outstanding      under equity
                        options, warrants    options, warrants     compensation
    Plan Category           and rights           and rights           plans
---------------------   ------------------   -----------------   ---------------
Equity compensation
   plans approved by
   equity holders            5,581,364              2.37            1,418,636

Equity compensation
   plans not approved
   by equity holders                --                --                   --

Total                        5,581,364              2.37            1,418,636

Item 12. Certain Relationships and Related Transactions

During the past two years, the Company was a party to the following transactions with related parties:

During 2004 and 2003, the Company recorded general and administrative expenses in the amounts of $213,000 and $213,000, respectively, for office space, computer equipment, telephone and other administrative support provided by The Zanett Securities Corporation, a related party. This related party and the Company have common majority ownership. If the Company had to procure such administrative services from an unrelated third party, it is likely that those services would cost more than the amounts allocated by the related party in 2002. In 2003, amounts charged for similar services were at estimated fair market value.

Item 13. Exhibits

The following documents are filed as part of this Report:

(a)  Exhibits

Exhibit
Number      Document
---------   --------

2.1(1) Agreement and Plan of Merger by and among Back Bay Technologies, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and the shareholders of Back Bay Technologies, Inc. dated as of December 7, 2001

2.2(2) Agreement and Plan of Merger by and among Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the shareholders of Brandywine Computer Group, Inc. dated as of May 31, 2002

2.3(3) Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the shareholders of Paragon Dynamics, Inc. dated as of January 31, 2003

2.4(4) Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority shareholder of DeltaData, Inc. dated as of November 30, 2003

2.5(5) Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004

2.6(6) Stock Purchase Agreement by and among Whitbread Technology Partners, Inc., Zanett Inc., and Joel D'Arcy dated as of March 1, 2005.

3.1(7)      Certificate of Incorporation.

3.2(7)      Bylaws.

4.1(8) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005.

4.2(8)      Form of Note

4.3(8)      Form of Note Confirmation

4.4(8)      Form of Subscription Agreement

10.1(9) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.

10.2(9) Stockholders' Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.

10.3(9) Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.4(10) Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.5(10) Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.6(10) Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.

10.7(10) Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.8(10) Convertible Promissory Note in the amount of $50,000 dated February 15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.9(11)*   Zanett Inc. Amended and Restated Incentive Stock Plan

10.10(12)   Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting
            Corporation, Paragon Dynamics, Inc., Delta Communications Group,
            Inc., and Fifth Third Bank

10.21(12)   Promissory Note in the amount of $1,500,000 issued to Mr. Bruno
            Guazzoni

10.22(12)   Promissory Note in the amount of $3,075,000 issued to Mr. Bruno
            Guazzoni

10.23(12)   Promissory Note in the amount of $1,500,000 issued to Emral Holdings
            Limited

14.1(13)    Code of Conduct and Ethics

21.1        Subsidiaries of Zanett, Inc.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1        Certification by the Chief Executive Officer pursuant to Section
            1350

32.2        Certification by the Chief Financial Officer pursuant to Section
            1350

----------
*    Management contract or compensatory plan or arrangement

(1) Incorporated by reference to our Current Report on Form 8-K filed December 21, 2001.

(2) Incorporated by reference to our Current Report on Form 8-K filed June 17, 2002.

(3) Incorporated by reference to our Current Report on Form 8-K filed February 13, 2003.

(4) Incorporated by reference to our Current Report on Form 8-K filed December 19, 2003.

(5) Incorporated by reference our Current Report on Form 8-K filed May 6, 2004.

(6) Incorporated by reference to our Current Report on Form 8-K filed March 7, 2005.

(7) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(8) Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 filed February 1, 2005.

(9) Incorporated by reference to our Current Report on Form 8-K filed February 23, 2001.

(10) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference to our Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders.

(12) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(13) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 14 - Principal Accountant Fees and Services.

The response to this Item will be contained in the Company's 2005 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) or the Securities Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

                                        ZANETT, INC.


                                        BY: /s/ David M. McCarthy
                                            ------------------------------------
                                            David M. McCarthy
                                            Chief Executive Officer
                                            (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.

SIGNATURE                               TITLE
---------                               -----


/s/ Claudio Guazzoni                    President and Director
-----------------------------------
Claudio Guazzoni


/s/ David M. McCarthy                   Chief Executive Officer and Director
-----------------------------------
David M. McCarthy


/s/ Jack M. Rapport                     Chief Financial Officer
-----------------------------------     (Principal Financial and
Jack M. Rapport                         Accounting Officer)


/s/ L. Scott Perry                      Director
----------------------------------
L. Scott Perry

/s/ Mohan Trikha                        Director
-----------------------------------
Mohan Trikha


/s/ Jay W. Kelley                       Director
-----------------------------------
Jay W. Kelley


/s/ William H. Church                   Director
-----------------------------------
William H. Church

                                  ZANETT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003                 48

Consolidated Statements of Operations for the years ended
   December 31, 2004 and 2003                                                50

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2004 and 2003                            51

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004 and 2003                                                52

Notes to Consolidated Financial Statements                                   54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zanett, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
------------------------------
New York, New York
March 28, 2005

                                  ZANETT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Assets
Current assets:
   Cash and cash equivalents                          $ 1,877,040   $ 2,121,291
   Accounts receivable net of allowance                 5,024,279     3,782,664
      for doubtful accounts of $191,204 and
      $31,960, respectively
   Unbilled revenue                                        90,711         6,600
   Prepaid expenses and other current assets              781,995       438,703
   Deferred income taxes                                  156,326            --
                                                      -----------   -----------
         Total current assets                           7,930,351     6,349,258
Property and equipment, net                               556,596       311,078
Loans receivable                                               --       394,614
Goodwill                                               17,911,360    16,354,020
Intangibles and long-lived assets, net                    972,242       406,500
Deferred income taxes                                      15,519            --
Other assets                                               47,570        37,383
                                                      -----------   -----------
         Total assets                                 $27,433,638   $23,852,853
                                                      ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                   $ 1,141,857   $ 1,367,446
   Accrued expenses                                     1,993,552     1,563,327
   Short-term debt                                      1,400,000       431,667
   Other current liabilities                            1,692,288     1,682,116
   Income taxes payable                                    31,227            --
   Deferred revenue                                        37,156        98,145
                                                      -----------   -----------
         Total current liabilities                      6,296,080     5,142,701
                                                      -----------   -----------
Notes payable                                           6,075,000     6,075,000
Other non-current liabilities                           1,075,032            --
Deferred income taxes                                     592,090       253,093
                                                      -----------   -----------
         Total liabilities                             14,038,202    11,470,794
                                                      -----------   -----------

Commitments and contingencies
Stockholders' equity
      Preferred stock, $0.001 par value;
         10,000,000 shares authorized;
         none issued and outstanding                           --            --
      Common stock, $0.001 par value;
         50,000,000 shares authorize
         28,564,003 and 28,116,377 shares
         issued and outstanding, respectively              28,564        28,116
      Additional paid-in capital                       22,070,707    20,843,146
      Treasury stock, at cost - 44,175 and
         24,775 shares, respectively                     (114,108)      (55,926)
      Notes receivable for stock subscriptions
         and accrued interest                          (1,897,656)   (1,801,541)
      Deferred compensation                                    --      (192,943)
      Accumulated deficit                              (6,692,071)   (6,438,793)
                                                      -----------   -----------
         Total stockholders' equity                    13,395,436    12,382,059
                                                      -----------   -----------
         Total liabilities and
            stockholders' equity                      $27,433,638   $23,852,853
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Revenues:
Services                                              $25,037,765   $16,320,468
Hardware sales                                          4,835,018       728,340
                                                      -----------   -----------
Total Revenues                                         29,872,783    17,048,808
Operating expenses:
  Cost of revenues
   Services                                            16,095,489     9,893,049
   Hardware sales                                       4,290,145       629,548
                                                      -----------   -----------
         Total cost of revenues                        20,385,634    10,522,597

   Selling and marketing                                2,450,964     1,242,087
   General and administrative (including non-
      cash compensation and consulting expense
      of $590,845 and $102,146, in 2004 and
      2003 respectively)                                6,718,154     4,694,303
                                                      -----------   -----------
         Total operating expenses                      29,554,752    16,458,987
                                                      -----------   -----------
         Operating income                                 318,031       589,821
                                                      -----------   -----------
Other income/(expense):
      Interest income                                     115,465       129,186
      Interest expense                                   (856,858)     (728,789)
      Other, net                                          155,129     1,262,336
                                                      -----------   -----------
      Total other (expense)/income                       (586,264)      662,733
                                                      -----------   -----------
(Loss)/income before income taxes                        (268,233)    1,252,554

Income tax (benefit)/provision                            (14,955)       41,529
                                                      -----------   -----------
Net (loss)/income                                     $  (253,278)  $ 1,211,025
                                                      ===========   ===========

(Loss)/income per share - basic                       $     (0.01)  $      0.04
                                                      ===========   ===========
(Loss)/income per share - diluted                     $     (0.01)  $      0.04
                                                      ===========   ===========
Weighted average shares outstanding - basic            29,154,468    27,926,944
                                                      ===========   ===========
Weighted average shares outstanding - diluted          29,154,468    28,637,971
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Common Stock        Additional
                                   --------------------     Paid-in     Treasury
                                     Shares      Amount     Capital       Stock
                                   ----------   -------   -----------   ---------
Balance, January 1, 2003           26,856,971   $26,857   $18,045,074   $      --

Issuance of common stock in
   connection with acquisitions     1,233,484     1,233     2,610,472          --
Compensatory restricted common
   stock sold to non-employees         20,000        20       198,846          --
Issuance of common stock for
   stock options exercised              5,922         6            (6)         --
Repurchase of common stock                 --        --            --     (55,926)
Adjustments to deferred
   compensation                            --        --       (11,240)         --
Interest on notes receivable for
   stock subscriptions                     --        --            --          --
Net income                                 --        --            --          --
                                   ----------   -------   -----------   ---------
Balance, December 31, 2003         28,116,377   $28,116   $20,843,146   $ (55,926)

Issuance of common stock in
   connection with acquisitions       294,054       294       833,187          --
Compensatory restricted common
   stock and options issued to
   non-employees and employees        153,572       154       394,374          --
Repurchase of common stock                 --        --            --     (58,182)
Interest on notes receivable for
   stock subscriptions                     --        --            --          --
Net loss                                   --        --            --          --
                                   ----------   -------   -----------   ---------
Balance, December 31, 2004         28,564,003   $28,564   $22,070,707   $(114,108)
                                   ==========   =======   ===========   =========
                                       Notes
                                     Receivable
                                     for Stock       Deferred      Accumulated
                                   Subscriptions   Compensation      Deficit        Total
                                   -------------   ------------   ------------   -----------
Balance, January 1, 2003            $(1,735,744)    $(105,652)    $ (7,649,818)  $ 8,580,717

Issuance of common stock in
   connection with acquisitions              --            --               --     2,611,705
Compensatory restricted common
   stock sold to non-employees               --      (189,437)              --         9,429
Issuance of common stock for
   stock options exercised                   --            --               --            --
Repurchase of common stock                   --            --               --       (55,926)
Adjustments to deferred
   compensation                              --       102,146               --        90,906
Interest on notes receivable for
   stock subscriptions                  (65,797)           --               --       (65,797)
Net income                                   --            --        1,211,025     1,211,025
                                    -----------     ---------     ------------   -----------
Balance, December 31, 2003          $(1,801,541)    $(192,943)    $ (6,438,793)  $12,382,059

Issuance of common stock in
   connection with acquisitions              --            --               --       833,481
Compensatory restricted common
   stock and options issued to
   non-employees and employees               --       192,943               --       587,471
Repurchase of common stock                   --            --               --       (58,182)
Interest on notes receivable for
   stock subscriptions                  (96,115)           --               --       (96,115)
Net loss                                     --            --         (253,278)     (253,278)
                                    -----------     ---------     ------------   -----------
Balance, December 31, 2004          $(1,897,656)    $      --     $ (6,692,071)  $13,395,436
                                    ===========     =========     ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                      --------------------------
                                                          2004          2003
                                                      -----------   ------------

Cash flows from operating activities:
Net(loss)/income                                      $  (253,278)  $ 1,211,025
Adjustments to reconcile net(loss)/income to
   net cash provided by /(used) in operating
   activities:
   Gain on sale of investment                             (94,982)   (1,356,937)
   Depreciation and amortization                          327,639       202,668
   Stock based compensation and services                  590,845       100,335
   Loan fees and related expenses                              --        87,620
   Interest expense related to acquisitions                54,043            --
   Deferred income taxes                                 (127,248)      (39,284)
   Other                                                       --        25,959
   Changes in:
      Accounts receivable                                 383,997    (1,206,024)
      Unbilled revenue                                    (84,111)      590,730
      Interest receivable                                 (96,115)      (65,797)
      Prepaid expenses and other current assets          (366,889)      230,167
      Other assets                                        (10,188)       51,359
      Accrued expenses                                    326,756      (430,641)
      Accounts payable                                   (225,589)      (60,080)
      Other current liabilities                           152,294            --
      Income taxes payable                                 59,784      (169,713)
      Deferred revenue                                     60,989        43,117
                                                      -----------   -----------
   Net cash provided by/ (used in)
      operating activities                                697,947      (785,496)
                                                      -----------   -----------
Cash flows from investing activities:
      Cash paid for acquisitions,
         net of cash acquired                          (1,150,742)   (1,921,105)
      Cash paid as contingent consideration
         related to acquisitions                         (827,640)           --
      Proceeds from sale of investment in
         affiliated company                                94,982     1,806,937
      Collection of loan receivable                       394,614       350,000
      Additions to property and equipment                (363,562)     (143,572)
                                                      -----------   -----------
   Net cash (used in)/provided by
      investing activities                             (1,852,348)       92,260
                                                      -----------   -----------
Cash flows from financing activities:
      Issuance of long term debt                          500,000     1,931,667
      Short term borrowings                             1,400,000            --
      Repayment of long term borrowings                  (500,000)           --
      Repayment of short term borrowings                 (431,667)           --
      Repayment of debt acquired in acquisition                --      (448,224)
      Repurchase of common stock                          (58,182)      (55,926)
      Capital lease payments                                   --       (15,170)
                                                      -----------   -----------
   Cash flows provided by financing activities            910,151     1,412,347
                                                      -----------   -----------
Net (decrease)/increase in cash and
   cash equivalents                                      (244,251)      719,111
Cash and cash equivalents, beginning of year            2,121,291     1,402,180
                                                      -----------   -----------
Cash and cash equivalents, end of year                $ 1,877,040   $ 2,121,291
                                                      ===========   ===========

Interest paid                                         $   724,573   $   728,789
                                                      ===========   ===========

Income taxes paid                                     $    85,311   $   103,504
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Business and Organization

Zanett is an information technology ("IT") company that provides specialized IT solutions to Fortune 500 corporations, middle market companies and large government agencies. Collectively, the Company and its operating subsidiaries are referred to as the IT Commonwealth TM (the "IT Commonwealth" or "Commonwealth").

The Company's operations are divided into two business segments: Commercial Solutions and Government Solutions. As of December 31, 2004 the Commercial Solutions segment consisted of its wholly-owned subsidiaries: Back Bay Technologies, Inc., ("BBT"), based in Needham, Massachusetts, INRANGE Consulting Corporation ("ICC"), based in Mason, Ohio, Delta Communications Group, Inc. ("Delta"), based in Aliso Viejo, California, and, as of March 1, 2005, Whitbread Technology Partners, Inc. ("WTP"), based in Stoneham, Massachusetts.

The Commercial Solutions segment provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management ("SCM") and customer relationship management ("CRM") systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, allowance for doubtful accounts, impairments of goodwill and long-lived assets, depreciation and amortization, the fair value of equity securities underlying stock based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2004 and 2003 approximate their fair values due to their short maturities.

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

Goodwill

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair value of the acquired company's tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, customer relationships and long-term contracts) and liabilities.

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

IT Professional Services

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the years ended December 31, 2004 and 2003.

On occasion, certain contracts may have substantive customer acceptance provisions. In such cases, revenue is recognized upon receipt of acceptance from the customer.

Out-of-pocket expenses incurred during the performance of professional services are included in cost of revenues and any amounts re-invoiced to customers are included in revenues during the period in which they are incurred.

Unbilled revenue represents revenue for which services have been performed and costs incurred that have not yet been invoiced to the customer.

IT Hardware Sales

Revenues related to hardware sales are recognized when title and risk of loss is transferred to the customer which is generally at the time of shipment. The Company records an estimate of future product returns based on its historical experience. Freight-in and other out-of-pocket expenses related directly to hardware sales are included in cost of revenues. Amounts invoiced to customers for these expenses are included in revenues during the period in which they are incurred.

Deferred Revenue

Amounts invoiced or received prior to the performance of services under customer contracts or the shipment of hardware are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Cost of Revenues

Cost of revenues includes salaries and related costs of consulting and technical staff and outside contractors, as well as travel and related costs related to the provision of services at customer locations. Additionally, the Company pays a referral fee on certain contracts that is included in cost of revenues. This fee is calculated as a percentage of service revenue billed to customers under the applicable contracts.

Cost of revenues includes the cost of hardware purchased from suppliers and sold to customers.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs capitalized include an allocation of the costs incurred for the Company's own personnel who are directly associated with software development.

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

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net income/(loss) and basic and diluted income/(loss) per common share for the years ended December 31, 2004 and 2003 would have been changed to the pro forma amounts shown below:

                                                          Year ended December 31,
                                                         ------------------------
                                                             2004         2003
                                                         -----------   ----------
Net (loss)/income, as reported:                          $  (253,278)  $1,211,025
   Add back: Stock based compensation expense for
      employees included in reported net income/(loss)       214,399       14,400

   Deduct: Stock based compensation expense
      determined under the fair value based method
      for all awards to employees                         (1,085,907)    (933,599)
                                                         -----------   ----------
Pro forma net income/(loss) after giving
   effect to SFAS 123                                    $(1,124,786)  $  291,826
                                                         ===========   ==========
Income/(loss) per common share:
   As reported - basic                                   $     (0.01)  $     0.04
               - diluted                                 $     (0.01)  $     0.04

   Pro forma   - basic                                   $     (0.04)  $     0.01
               - diluted                                 $     (0.04)  $     0.01

Income/(Loss) Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2004, the Company excluded 1,945,838 options under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

The following is a reconciliation of the average number of common shares outstanding for basic earnings per share to the average number of common shares outstanding for diluted earnings per share for the years ended December 31, 2004 and 2003.

                                                         Year ended December 31,
                                                         -----------------------
                                                            2004          2003
                                                         ----------   ----------
Average outstanding shares - basic                       29,154,468   27,926,944
Potential shares issuable under stock option plans               --      711,027
                                                         ----------   ----------
Adjusted average outstanding shares - diluted            29,154,468   28,637,971
                                                         ==========   ==========

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payments". The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value method. SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after December 15, 2005. The Company plans to adopt the modified prospective transition method, which would necessitate the Company to recognize compensation cost for awards that are not fully vested as of the effective date of the SFAS 123(R) based on the same estimate that the Company used to previously value its grants under SFAS 123.

The Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is the current practice. As a result, the Company will incur stock based compensation expense from December 15, 2005 for options issued prior to that date but which were not fully vested at the time. The Company will incur additional compensation expense as new awards are made after that date. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

Note 3. Acquisitions

As part of the Company's ongoing expansion of the IT Commonwealth, on April 23, 2004 the Company acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation ("CNT"), pursuant to the terms of an Asset Purchase Agreement (the Agreement"). The Company also acquired all of the outstanding capital stock of DeltaData, Inc. and Paragon Dynamics, Inc. on December 4, 2003 and January 31, 2003, respectively. Following is more information about the Company's acquisitions of each of these companies:

2004
----

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

Initial consideration of $300,000 was paid at Closing. The initial consideration was adjusted as a result of a purchase price adjustment, which was based on the amount at Closing by which the final net assets, as defined by the Agreement, was greater than or less than the required $1,000,000 benchmark level of net assets to be provided by CNT. As a result, the Company paid an additional $718,630 to CNT on October 1, 2004, as a purchase price adjustment to the initial consideration.

In addition to the above payments, additional consideration is payable comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company recorded these amounts at their present value of $1,513,618 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. The transaction costs for the acquisition were $75,676.

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. The Company has accrued $62,485 in consideration payable through December 31, 2004.

On December 31, 2004 the Company recorded a purchase price adjustment for overstated receivables that reduces the current consideration payable to CNT in connection with the final net asset calculation in the amount of $123,781.

Zanett funded the cash portion of the purchase price paid at Closing from existing cash on hand.

The following table sets forth the components of the purchase price as of December 31, 2004:

Cash paid                                   $1,018,630
Consideration payable - current                414,894
Consideration payable - non-current          1,037,428
Transaction costs                               75,676
                                            ----------
Total purchase price                        $2,546,628
                                            ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

Accounts receivable                         $1,625,612
Unbilled revenue                                94,820
Prepaid expenses and other current assets        8,333
Office equipment and software, net              39,337
Other intangibles                              476,000
Accrued expenses                              (125,844)
Deferred tax liability                        (190,400)
                                            ----------
Fair value of net assets acquired            1,927,858
                                            ----------
Estimated goodwill                          $  618,770
                                            ==========

None of the goodwill associated with the acquisition of INRANGE Global Consulting is expected to be deductible for tax purposes.

2003
----

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

The total consideration payable by the Company to all Delta shareholders consists of the initial cash consideration of $328,370, an initial stock issuance of 89,255 shares of the Company's Common Stock, and future contingent consideration. The Common Stock issued at closing was valued at $254,377 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was announced and closed on the same date.

The Delta shareholders are eligible to receive contingent consideration in each of the three successive annual periods commencing December 1, 2003 based upon Delta attaining specified earnings targets in each period. The contingent consideration in each period consists of a payment of $145,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $321,666 by the average closing price of the Common Stock for the ten trading days immediately preceding the issuance of Common Stock for each period. For accounting purposes, the value of the Common Stock issued for each annual performance period will be determined based on the closing price of the Common Stock upon the resolution of the contingencies. Delta did not meet the earnings target for the first annual period ended November 30, 2004, however, the Delta Shareholders will be entitled to receive such amounts of annual contingent consideration not previously paid after the end of the third performance period if Delta generates for the three performance periods taken as a whole a combined specified earnings equal to or higher than the threshold specified in the merger agreement.

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

The maximum aggregate consideration is approximately $2.4 million, of which approximately $0.6 million was paid at closing as the initial consideration and approximately $1.8 million could be paid as contingent consideration. The Company incurred transaction costs associated with the acquisition of Delta of $251,308.

The Common Stock issued or issuable to the Delta shareholders pursuant to the merger agreement is subject to certain transfer restrictions until November 30, 2008 pursuant to lock-up agreements executed by each Delta shareholder. A portion of the shares will be released from such restrictions when the closing bid price per share of the Common Stock equals or exceeds certain price targets.

The Company entered into employment agreements with the Chief Executive Officer and the Vice-President, Sales of Delta. Pursuant to the employment agreements, each will be employed by Delta for a four-year period unless terminated earlier. Should the employment of the Chief Executive Officer be terminated, he will be entitled, under certain conditions, to receive specified severance benefits. Delta also entered into a consulting agreement with two outside contractors of Delta who will continue as contractors of Delta after the acquisition until December 5, 2008.

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

The following table sets forth the components of the purchase price:

Cash paid                                       $328,370
Common Stock issued                              254,377
Transaction costs                                251,308
                                                --------
Total purchase price                            $834,055
                                                ========

The following table provides the estimated fair value of the acquired assets and liabilities assumed:

Cash and cash equivalents                    $   124,830
Accounts receivable                              427,515
Prepaid expenses and other current assets        485,755
Other intangibles                                280,000
Office equipment and software, net                 8,342
Other assets                                       9,128
Current liabilities                           (1,190,159)
Accounts payable                                (435,850)
Long-term debt                                  (448,224)
Deferred tax effect on purchase accounting      (112,000)
                                             -----------
Fair value of net liabilities assumed           (850,663)
                                             -----------
Goodwill                                     $ 1,684,718
                                             ===========

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

The total consideration payable by the Company to the PDI shareholders consists of the initial consideration, a purchase price adjustment based on the level of PDI working capital at closing and future contingent consideration. The initial consideration of $1,200,000 in cash and 585,083 shares of the Common Stock was paid at closing. The Common Stock issued was valued at $1,205,271 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the merger was announced and closed on the same date. The initial consideration was reduced by $26,500, which was the amount that the net working capital at closing was less than the benchmark level of working capital to have been provided by PDI as of January 31, 2003.

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

During 2004, the Company determined that PDI had attained the specified earnings and cash flow targets discussed above for its second annual contingent consideration period ended January 31, 2005. During 2003, the Company determined that PDI attained the specified earnings and cash flow targets for the first annual period and the contingent consideration payment was accrued for in 2003 and paid in 2004.

The maximum aggregate consideration is approximately $5.6 million, of which approximately $2.4 million was paid at closing as the initial consideration and approximately $3.2 million is contingent consideration. In 2004 The Company paid approximately $800,000 in contingent consideration and accrued approximately another $800,000 in contingent consideration at December 31, 2004. The transaction costs associated with the acquisition of PDI were $236,367.

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

The Company funded the cash portion of the purchase price paid at closing by issuing a promissory note to a third party (See Note 16). The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

The results of operations of PDI have been consolidated with the results of operations of the Company subsequent to the acquisition date of January 31, 2003.

The components of purchase price included herein do not reflect any additional contingent consideration that may be paid in the future. The actual amount of future consideration, if any, will be recognized as an adjustment to goodwill in the period in which the contingency is resolved.

The following table sets forth the components of the purchase price as of December 31, 2004:

Cash paid                                    $1,600,000
Common Stock issued                           1,605,271
Purchase price adjustment                       (26,500)
Transaction costs                               236,367
Contingent consideration payable                797,368
                                             ----------
Total purchase price                         $4,212,506
                                             ==========

The following table provides the estimated fair value of the acquired assets and liabilities assumed:

Cash and cash equivalents                    $  163,566
Accounts receivable                             412,414
Unbilled revenue                                408,495
Prepaid expenses and other current assets        22,415
Property and equipment                           83,179
Other intangibles                               449,000
Other assets                                      5,038
Accounts payable                                 (5,597)
Accrued expenses                               (288,774)
Deferred revenue                                (55,028)
Deferred tax effect on purchase accounting     (211,600)
                                             ----------
Fair value of net assets acquired               983,108
                                             ----------
Goodwill                                     $3,229,398
                                             ==========

None of the goodwill associated with the acquisition of PDI is expected to be deductible for tax purposes.

Note 4. Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of INRANGE Global Consulting, Delta and PDI had occurred on January 1 of each year presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                           Year ended December 31,
                          -------------------------
                             2004           2003
                          -----------   -----------
Proforma results:
Revenues                  $32,810,819   $29,556,955
Net income                $   295,643   $ 1,039,577
Income per common share
   - basic                $      0.01   $      0.04
   - diluted              $      0.01   $      0.04

Note 5. Segments

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

All of the Company's operations during 2004 and 2003 were in the United States.

The table below presents the revenues and operating income (loss) attributable to the reported segments for the years ended December 31, 2004 and 2003 with a reconciliation to consolidated pre-tax income (loss).

                               Revenues             Operating Income(loss)
                       -------------------------   -------------------------
                          2004          2003           2004         2003
                       -----------   -----------   -----------   -----------
Commercial Solutions   $21,703,109   $11,281,012   $ 1,544,519   $ 1,609,679
Government Solutions     8,169,674     5,767,796     1,201,696     1,066,750
                       -----------   -----------   -----------   -----------
Total segments         $29,872,783   $17,048,808     2,746,215     2,676,429
                       ===========   ===========
Unallocated corporate operating expense             (2,428,184)   (2,086,608)
                                                   -----------   -----------
Consolidated Operating Income                          318,031       589,821
Interest expense, net                                 (741,393)     (599,603)
Other Income                                           155,129     1,262,336
                                                   -----------   -----------
Consolidated pre-tax income(loss), as reported     $  (268,233)  $ 1,252,554
                                                   ===========   ===========

The following table presents total assets by segment at December 31, 2004 and December 31, 2003, with a reconciliation of aggregate segment assets to consolidated total assets:

                              December 31,   December 31,
                                  2004           2003
                              ------------   -----------
Commercial IT Solutions        $19,569,587   $18,042,566
Government IT Solutions          5,469,282     4,225,006
                               -----------   -----------
Total segments                 $25,038,869   $22,267,572
Unallocated amounts:
   Prepaid expenses                364,924       124,468
   Loans receivable                     --       394,614
   Property and equipment          156,352        93,193
   Deferred taxes - current        156,326            --
   Other assets                     76,737        15,987
   Deferred taxes                   15,519            --
   Cash                          1,624,911       957,019
                               -----------   -----------
Total assets, as reported      $27,433,638   $23,852,853
                               ===========   ===========

Note 6. Intangibles and Long-Lived Assets

Intangibles and long-lived assets consisted of the following at December 31, 2004 and 2003:

                                   2004                                  2003
                   ------------------------------------   ----------------------------------
                      Gross      Accumulated      Net       Gross     Accumulated      Net
                    Carrying    Amortization   Carrying   Carrying   Amortization   Carrying
                      Value        Amount        Value      Value       Amount        Value
                   ----------   ------------   --------   --------   ------------   --------
Long-term
   Contracts       $  390,000    $(112,500)    $277,500   $390,000     $(22,500)    $367,500
Customer
   Relationships      587,000      (88,912)     498,088     59,000      (20,000)      39,000
Trade names           208,000      (11,346)     196,654         --           --           --
Order backlog              --           --           --     20,000      (20,000)          --
                   ----------    ---------     --------   --------     --------     --------
                   $1,185,000    $(212,758)    $972,242   $469,000     $(62,500)    $406,500
                   ==========    =========     ========   ========     ========     ========

Amortization expense was $170,258 and $62,500 in 2004 and 2003, respectively. Based on the Company's amortizable intangible assets as of December 31, 2004, the Company expects related amortization expense for the next five fiscal years to approximate $255,030, $255,030, $255,030, $172,530 and $34,620, respectively.

Note 7. Goodwill

The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2004 was as follows:

                                 Commercial    Government
                                 Solutions     Solutions       Total
                                 ------------- ----------   -----------
Balance at January 1, 2004       $13,921,990   $2,432,030   $16,354,020
Contingent consideration - PDI            --      797,368       797,368
Contingent consideration - BCG      (458,306)                  (458,306)
Contingent consideration - BBT       773,616                    773,616
Finalization of purchase price
   allocations - Delta              (174,108)                  (174,108)
Goodwill acquired - INRANGE
   Global Consulting                 618,770                    618,770
                                 -----------   ----------   -----------
Balance at December 31, 2004     $14,681,962   $3,229,398   $17,911,360
                                 ===========   ==========   ===========

The changes in goodwill for the Government Solutions segment were attributable to an adjustment to contingent consideration paid to the PDI shareholders in the first quarter of 2004 related to its first annual consideration period which was previously accrued for in December 2003 and the recording of a current liability in the amount of $797,368 for the second annual consideration period based on PDI's operating performance from February 1, 2004 through December 31, 2004.

On March 3, 2004, the Company and the BCG shareholders entered into an agreement that terminated certain of their respective rights and obligations under the merger agreement. In exchange for its obligation to pay the $611,306 of remaining cash and all other future contingent consideration, the Company agreed to pay $120,000 in cash and issued put options that allow the BCG shareholders the right to sell 100,000 shares of Common Stock to the Company every year for three years in the months of April 2005, 2006 and 2007 at $1.20 per share. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model to be $33,000 which was included in other current liabilities. This resulted in a reduction of the total purchase price for BCG of $458,306. The puts get fair valued at every accounting period and taken into other income.

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

The Company performed its annual test for impairment as of October 1, 2004 upon completing its annual budgeting process and concluded that there was no goodwill impairment as of this date for each of its reporting units. The Company's reporting units utilized for evaluating the recoverability of goodwill are its IT Commonwealth Members which are wholly-owned subsidiaries.

Note 8. Sale of Investment in Applied Discovery

In July 2003, the Company sold its investment in Applied Discovery as part of the acquisition of Applied Discovery by LexisNexis, a division of Reed Elsevier Inc. Under the terms of the transaction, Zanett received $1,806,937 in cash for the shares it owned, resulting in a gain of $1,356,937 on its initial investment of $450,000. In August 2004, the Company received $94,982 in additional proceeds that were held in an escrow account through July 2004 to cover potential liabilities.

Note 9. Property and Equipment

Property and equipment consisted of the following at December 31, 2004 and 2003:

                                Estimated         December 31,
                                  Useful     ---------------------
                                   Lives        2004        2003
                                ----------   ---------   ---------
Computer equipment              3 years      $ 447,200   $ 282,507
Computer software               3 years        317,959     103,732
Furniture and fixtures          5 years         78,544     104,141
Leasehold improvements          Lesser of
                                lease term
                                or life of
                                asset           58,070      23,280
                                             ---------   ---------
                                               901,773     513,660
Less accumulated depreciation
   and amortization                           (345,177)   (202,582)
                                             ---------   ---------
Property and equipment, net                  $ 556,596   $ 311,078
                                             =========   =========

Depreciation and amortization expense related to all property and equipment was $157,381 and $140,168 for the years ended December 31, 2004 and 2003, respectively.

Note 10. Restricted Common Stock

All of the shares of Common Stock issued by the Company in its acquisitions of operating units as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2004, 29,200 out of 4,981,696 shares pursuant to the lock-up agreements had been released from the restrictions.

Note 11. Restricted Stock Issuances and Non-cash Compensation

In August 2002, the Company entered into an agreement with a firm to provide public relations services for a two year period. In exchange for these services, the Company issued the firm 18,000 shares of restricted Common Stock and granted options to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share and options to purchase 50,000 shares of Common Stock at an exercise price of $3.50 per share. The total amount to be recognized as an expense over the period of the agreement was calculated based on the price of the stock on the date of the agreement and a Black-Scholes model. The Company recorded stock compensation expense of $25,415 and $43,568 in 2004 and 2003, respectively.

In May 2003, the Company issued 10,000 shares of Common Stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. Additionally, the Company granted the firm options to purchase 50,000 shares of the Company's Common Stock. These options have a one-year life and an exercise price of $2.50 per share. The agreement with the investor relations firm requires the provision of services for a one-year period commencing May 15, 2003. Accordingly, the fair value of the stock at the date of the agreement and the fair value of the options at the grant date calculated using a Black-Scholes model resulted in the Company recording non-cash charges of $13,688 and $22,812 related to this arrangement in 2004 and 2003, respectively.

In October 2003, the Company issued 10,000 shares of Common Stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. Additionally, the Company granted the firm options to purchase 50,000 shares of the Company's Common Stock. These options have a one-year life and an exercise price of $3.50 per share. The agreement with the investor relations firm requires the provision of services for a one-year period commencing October 15, 2003. Accordingly, the market value of the stock at the date of the agreement and the fair value of the options at the grant date calculated using a Black-Scholes model resulted in the Company recording non-cash charges of $67,812 and $9,688 in 2004 and 2003, respectively.

In December 2003, in connection with an agreement with a firm to provide public relations services the Company granted the firm options to purchase 150,000 shares of the Company's Common Stock. These options have a one-year life and an exercise price of $2.51 per share for 100,000 shares and an exercise price of $3.50 per share for 50,000 shares. The agreement with the investor relations firm requires the provision of services for a one-year period commencing December 15, 2003. Accordingly, the fair value of the options at the grant date calculated using a Black-Scholes model resulted in the Company recording non-cash charges of $75,000 and $5,000 in 2004 and 2003, respectively.

On March 19, 2004, in connection with an agreement with a firm to provide public relations services the Company issued 10,000 shares of Common Stock and 50,000 options with a one-year life to purchase the Company's Common Stock with an exercise price of $2.75 as final payment for these services. The shares were valued at $2.71 per share which was the closing price of the stock on the date of issuance. Accordingly, the market value of the stock at the date of the agreement and the fair value of the options at the grant date calculated using a Black-Scholes model resulted in the Company recording non-cash charges of $57,600 in 2004.

On April 23, 2004 the Company issued 43,572 unregistered shares of restricted Common Stock to two employees of ICC. The stock was subject to a restriction that prohibits its sale for five years. The shares were valued at $4.59 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $200,000 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On August 6, 2004, the Company entered into an agreement with a firm to provide public relations services for a five year period. As part of the payment for these services, the Company issued 100,000 shares of restricted Common Stock and granted options to purchase 150,000 shares of Common Stock at an exercise price of $3.98 per share with a two-year life. The shares were valued at $3.31 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the fair value of the stock on the date of the agreement and the fair value of the options at the grant date calculated using a Black-Scholes model will be recognized as general and administrative expense on a straight-line basis over the five year term of the agreement. The Company recorded a non-cash charge of $65,396 related to this arrangement during the year ended December 31, 2004. At December 31, 2004, the prepaid compensation balance associated with this arrangement was $447,104.

On August 6, 2004, the Company issued 16,666 options to purchase the Company's Common Stock to extend the services agreement with one of the public relations firms discussed above for an additional one year period. These options were issued with an exercise price of $2.00 per share, which resulted in a stock compensation charge of $10,347 during the year ended December 31, 2004, based on the fair value of the options calculated using a Black-Scholes valuation model. At December 31, 2004, the prepaid compensation balance associated with this arrangement was $14,485.

On September 24, 2004, the Company issued 30,000 options to purchase the Company's Common Stock for services rendered in connection with the establishment of a credit facility arrangement. These options were issued with an exercise price of $2.75 per share, which resulted in a stock compensation charge of $58,800 during the year ended December 31, 2004, based on the fair value of the options calculated using a Black-Scholes valuation model.

On October 22, 2004, the Company issued 25,000 options to purchase the Company's Common Stock to extend the services agreement with one of the public relations firms discussed above for an additional thirteen month period. These options were issued with an exercise price of $5.00 per share, which resulted in a stock compensation charge of $2,385 during the year ended December 31, 2004, based on the fair value of the options calculated using a Black-Scholes valuation model. At December 31, 2004, the prepaid compensation balance associated with this arrangement was $13,115.

Note 12. Employee Loans

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

Notes issued by the two executives for the purchase of the Company's Common Stock, as detailed above, as well as accrued interest receivable of $249,970 and $153,855 at December 31, 2004 and 2003, respectively, are included in Notes receivable from stock subscriptions and accrued interest in the stockholders' equity section of the accompanying consolidated balance sheets.

Note 13. Stock Based Compensation

In November 2001, the Company implemented the Zanett, Inc. Incentive Stock Plan (the "Stock Plan"). The plan provides for the grant of incentive stock options, stock awards, stock appreciation rights and direct purchases of Common Stock (collectively "Stock Rights"). The Board of Directors and management of the Company believe that the grant of Stock Rights will be a significant factor in the Company's growth and its ability to attract, retain and motivate qualified employees, directors and consultants. The Stock Plan gives broad powers to the Board of Directors to administer or to appoint a committee to administer, interpret and implement the Stock Plan, including authority to determine the terms and conditions for all grants of Stock Rights.

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

During 2004 and 2003, the Company issued options to purchase 881,919 and 2,602,802 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2004, 1,418,636 common shares were available for future issuance under the Stock Plan. Options to purchase the Company's Common Stock issued to BAB, Inc. option holders as part of the merger and re-capitalization in October 2000 are covered by the Stock Plan. During 2004, options to purchase 913,098 shares of Common Stock were forfeited or expired unexercised.

The following tables present option activity and options outstanding and exercisable:

-----------------------------------------------------
                                             Weighted
                                              average
                                             exercise
                                   Shares      price
-----------------------------------------------------
Outstanding, January 1, 2003     3,049,289     $2.24
Granted to employees             2,402,802     $2.13
Granted to directors               100,000     $2.00
Granted to vendors                 100,000     $2.50
Exercised                           (5,922)    $  --
Forfeited/expired                  (33,626)    $1.00
-----------------------------------------------------

Outstanding, December 31, 2003   5,612,543     $2.19
Granted to employees               510,253     $3.11
Granted to directors               100,000     $3.82
Granted to vendors                 271,666     $3.73
Exercised                               --     $  --
Forfeited/expired                 (913,098)    $2.30
-----------------------------------------------------
Outstanding, December 31, 2004   5,581,364     $2.37
=====================================================

                                           Options Outstanding
                             -----------------------------------------------
                                 Weighted                               Options Exercisable
                                  Average                          ----------------------------
                                 remaining          Weighted                       Weighted
Range of                     contractual life   average exercise               average exercise
exercise price    Shares          (years)             price          Shares          price
-----------------------------------------------------------------------------------------------
$0.48 to $.096       7,631         7.00               $0.81            5,787         $0.81
$1.25               20,909          .25                1.25           20,909          1.25
$1.38 to $1.91     216,922         6.08                1.53          201,766          1.50
$2.00            3,581,082         7.39                2.00        1,842,237          2.00
$2.02 to $2.24     458,036         7.42                2.14          213,436          2.18
$2.50 to $5.08   1,175,953         7.49                3.20          199,544          3.41
$6.37 to $7.50      83,331         1.00                7.00           83,331          7.14
$9.00               37,500         1.08                9.00           37,500          9.00
-----------------------------------------------------------------------------------------------
                 5,581,364         7.20               $2.37        2,604,510         $2.34
===============================================================================================

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                              2004          2003
                          -----------   -----------
Risk-free interest rate   3.5% - 3.65%   3.3% - 3.5%
Expected lives            2 to 4 years  2 to 4 years
Expected volatility          47% - 48%     60% - 61%
Expected dividend yield             0%            0%

Note 14. Stock Repurchase Plan

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding Common Stock. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the Common Stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. As of December 31, 2004, the Company had repurchased 44,175 shares at a cost of $114,108. These shares are included in Treasury stock on the accompanying consolidated balance sheets.

Note 15. Related Party Transactions

The Company recorded general and administrative expenses in the amount of $213,000 in 2004 and 2003 for office space, computer equipment, telephone and other administrative support provided by a related party. The related party and the Company have common majority ownership. We believe that the terms of this arrangement were fair and not less favorable to us than could have been obtained from unaffiliated parties.

Note 16. Notes Payable and Line of Credit Arrangements

Notes payable and line of credit arrangements comprise all of the Company's outstanding debt at December 31, 2004 and 2003 and are as follows:

                                              2004         2003
                                           ----------   ----------
Notes payable to principal shareholder,
   11% interest, quarterly interest
   payments, mature January 1, 2006        $4,575,000   $4,575,000
Note payable to financial institution,
   15% interest, quarterly interest
   payments, matures January 2, 2007        1,500,000    1,500,000
Revolving credit facility with a
   financial institution, Prime plus 2%,
   borrowing base is defined eligible
   receivables, secured by substantially
   all of the Company's assets              1,400,000

Revolving credit facility with a
   financial institution, Prime plus 3%,
   borrowing base is defined eligible
   receivables                                             431,667
                                           ----------   ----------
Total debt                                 $7,475,000   $6,506,667
Less: Current portion                       1,400,000      431,667
                                           ----------   ----------
Long-term debt                             $6,075,000   $6,075,000
                                           ==========   ==========

At December 31, 2003 one of the notes payable to a principal shareholder had a maturity date of December 31, 2004. Subsequent to December 31, 2004 the Company re-negotiated the maturity of all notes payable to the shareholder to January 1, 2006.

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expires in September 2006. Under the agreement, the bank will provide a two year, secured, revolving credit facility in the initial amount of $5,000,000, which may be used by the Company to fund acquisitions and working capital requirements. In addition to the credit facility, the bank will provide the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime plus 2% payable monthly in arrears. The facility is secured by a first lien on all of the Company's assets. Availability is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. As of January 31, 2005, its most recent date of calculation, the Company had a borrowing base of $4,451,842. A commitment fee of $50,000 is payable in two equal installments of $25,000 at the first drawdown and on August 31, 2005. There are no warrants or other equity enhancement features in the facility. The agreement contains terms and conditions covering, among other things, events of default, positive and negative covenants and other terms and conditions typical of a revolving credits of this size and nature.

As of December 31, 2004, the Company was not in compliance with the fixed charge coverage ratio provided for in its credit agreement with Fifth Third Bank. The Company entered into discussions with Fifth Third Bank and, in March 2005, Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio, which is calculated quarterly, but has indicated that it intends to discuss amending the method by which the ratio is calculated with Fifth Third Bank.

Due to a subjective acceleration clause in the credit agreement with Fifth Third, we are required to classify all of our outstanding debt under the credit facility as a current liability under EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

On October 1, 2004, the Company drew $1,400,000 from the credit facility from Fifth Third Bank. The proceeds were used to repay the promissory note that the Company issued on April 23, 2004 in the amount of $500,000 to a principal shareholder and to increase working capital. The Company paid the first of two $25,000 installments of the $50,000 commitment fee under the credit facility in connection with the October 1, 2004 drawdown.

Subsequent to December 31, 2003, the Company repaid the then outstanding balance on a previous revolving credit facility and replaced it with the Fifth Third credit facility.

Note 17. Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2004 and 2003:

                                  2004         2003
                               ----------   ----------
Employee compensation
   and commissions             $  949,509   $  599,265
Transaction costs related to
   acquisitions                   262,571      459,656
Professional fees                 392,296      229,692
Sales taxes                            --      112,187
Accrued referral fees                  --       35,615
Interest payable                  138,188       28,187
Contractors                       113,372           --
Other                             137,616       98,725
                               ----------   ----------
Total accrued expenses         $1,993,552   $1,563,327
                               ==========   ==========

Note 18. Employee Benefit Plans

Each of the IT Commonwealth Members have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plans") and cover all employees of the respective subsidiaries meeting certain service and age requirements. In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Members. The maximum matching contributions range from 50% of the first 4% to 10% of an employee's annual wages. The amount contributed to the Plans by the Members subsequent to each's acquisition by the Company was approximately $272,973 and $243,664 for the years ended December 31, 2004 and 2003, respectively.

Note 19. Commitments and Contingencies

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26-27, 2004 Zanett's complaint against Immunomedics was heard in a non jury trial in U.S. District Court in Wilmington. Final briefs from both sides were submitted on or before March 16, 2004. A decision by the court is currently pending.

On December 22, 2003 the Company entered into an agreement with the former shareholders of BBT that modified the original BBT merger agreement and the basis on which future contingent consideration could be earned. Effective January 1, 2003, when BBT recognizes between $700,000 and $1,000,000 of EBITDA, the former BBT shareholders may demand contingent cash payments and contingent stock payments up to a maximum of $416,667 and 208,333 shares of the Company's Common Stock using the same formula for pro-rating such contingent consideration as defined in the original BBT merger agreement, but may make such demand no more than twice during the period January 1, 2003 and ending April 30, 2006. Payment of the cash and stock is subject to confirmation by the Company of BBT having produced sufficient free cash flow to make the cash payments.

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2008. Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2004 future minimum lease payments under these non-cancelable operating leases are as follows:

Year ending
December 31,     Amount
------------   ----------
2005           $  544,680
2006              548,860
2007              577,753
2008              496,969
2009               64,944
               ----------
Total          $2,233,206
               ==========

Total rent expense under all operating leases was $256,187 and $172,456 for the years ended December 31, 2004 and 2003, respectively.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 20. Concentration of Credit Risk

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

For the year ended December 31, 2004, the Company had two customers that accounted for approximately 12% and 10% of total revenues, respectively. For the year ended December 31, 2003, the Company had two customers that accounted for approximately 18% and 12% of revenues, respectively.

At December 31, 2004, the Company had one customer that accounted for 14% of accounts receivable. At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable.

A significant majority of PDI's revenues and receivables are related to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.

Note 21. Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2004       2003
                                                           --------   --------
Federal:
   Current                                                 $ 11,924   $  9,701
   Deferred                                                 (95,909)        --
                                                           --------   --------
                                                            (83,985)     9,701
                                                           --------   --------
State and local:
   Current                                                   92,368     88,729
   Deferred                                                 (23,338)   (56,901)
                                                           --------   --------
                                                             69,030     31,828
                                                           --------   --------
Provision for/(benefit from) income taxes                  $(14,955)  $ 41,529
                                                           ========   ========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported income tax provision for (benefit from) is as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Tax expense (benefit) at U.S.
   statutory rate                                        $ (91,200)   $ 425,868

State income taxes, net of
   federal benefit                                          82,788      138,092

Change in valuation allowance                               67,333     (512,013)

Permanent items, net                                        38,808      (10,418)

Reduction in tax reserves                                 (113,374)          --

Other                                                          690           --
                                                         ---------    ---------
                                                         $ (14,955)   $  41,529
                                                         =========    =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2004 and 2003 were as follows:

                                                             December 31,
                                                      --------------------------
                                                          2004          2003
                                                      -----------   ------------
Net operating loss carryforwards and AMT credit       $    75,348   $   436,200
Capital losses in excess of capital gains                 752,630       752,629
Reserves and other accruals                               144,022        41,767
Stock based compensation                                  801,159       594,233
Tax/book basis difference in assets                      (431,638)     (189,277)
Change in method, due to acquisition                     (207,977)     (402,190)
                                                      -----------   -----------
Total deferred tax assets                               1,133,543     1,233,362
Less: Valuation allowance                              (1,553,788)   (1,486,455)
                                                      -----------   -----------
Net deferred tax liability                            $  (420,245)  $  (253,093)
                                                      ===========   ===========

As of December 31, 2004 and 2003, the Company has net operating loss ("NOL") carryforwards of approximately $150,000 and $1,145,000, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in various years through 2021. The Company recorded a deferred tax liability related to the BBT, ICC, and PDI acquisitions, which represents a required change in the method of accounting for these subsidiaries from the cash method to the accrual method. For federal tax purposes, the NOL carryforwards could be used to offset the change in method of accounting. For state tax purposes, because the Company files separate state returns for BBT, ICC, and PDI NOL's are not available to offset the change in accounting method.

As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income to utilize these losses in the future, management believed it was appropriate to establish a full valuation allowance to offset the gross deferred tax assets at December 31, 2003. As of December 31, 2004, management has determined that a valuation allowance should be set up on the non-current deferred tax assets with the exception of the deferred tax asset related to the Alternative Minimum Tax Credit Carryover. The valuation allowance was increased from $1,486,455 at December 31, 2003 to $1,553,788 at December 31, 2004.

Note 22. Supplemental Non-Cash Disclosures to the Statements of Cash Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2004 and 2003:

                                                             2004        2003
                                                           --------   ----------
Issuance of Common Stock in connection
   with acquisitions                                       $833,187   $2,611,705

Note 23. Subsequent Events

On February 7, 2005, the Company announced that the registration statement it filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes was declared effective. The notes will be marketed and sold through Minneapolis-based Sumner Harrington Ltd., which is acting as selling agent. The Company may offer the notes from time to time with maturities ranging from three months to ten years. The interest rate of the notes will be established at the time when they are purchased by investors and will remain fixed throughout each term. The Company intends to use the net proceeds to repay certain existing debt, to expand the business through acquisition and for other general corporate purposes.

On March 1, 2005, the Company entered into a Stock Purchase Agreement (the "Agreement") with Whitbread Technology Partners, Inc. ("Whitbread") and Joel D'Arcy, the sole shareholder of Whitbread (the "Shareholder"). Pursuant to the Agreement, effective as of March 1, 2005, the Company acquired all of the issued and outstanding capital stock of Whitbread from the Shareholder.

Whitbread was founded in January 2000 to offer custom enterprise resource planning solutions to customers using the Oracle E-Business Suite software applications. Based outside Boston, Whitbread's operations are focused in the New England region. Oracle has recognized the performance of Whitbread on both a regional and national level, awarding Whitbread its highest recognition as a Certified Advantage Partner. Whitbread's key service areas include; project management, business and functional consulting, technical services, application support, and training.

The total consideration to be paid by the Company to the Shareholder will be comprised of initial consideration, a purchase price adjustment based on the level of Whitbread's net working capital at closing, future contingent consideration and a final consideration payment.

The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's Common Stock, of which 19,245 were issued into escrow to secure certain obligations of the Shareholder under the Agreement. The initial consideration will be increased or decreased for any difference between the amount of Whitbread's net working capital at closing and $350,000, which was the benchmark level of working capital to be provided by Whitbread.

The Shareholder is eligible to receive contingent consideration in each of the three successive annual performance periods commencing April 1, 2005 based upon Whitbread attaining specified earnings and revenue targets in each period. The contingent consideration in each period consists of a payment of $238,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $238,000 by the average closing price of Common Stock for the 15 trading days immediately preceding the last day of the applicable annual performance period.

The annual contingent consideration will be paid to the Shareholder only if Whitbread's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Agreement, and revenue equal or exceed certain thresholds specified in the Agreement. Pursuant to the Agreement, the total contingent cash payments and contingent stock payments payable to the Shareholder for all annual performance periods shall not exceed $1,428,000 in the aggregate.

The final consideration is payable to the Shareholder on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2006. Assuming no purchase price adjustment to the initial consideration and the satisfaction of all contingent payment requirements, the maximum aggregate consideration under the Agreement will be $4,124,500.

The Common Stock issued or issuable to the Shareholder pursuant to Agreement is subject to certain transfer restrictions until March 10, 2010 pursuant to a lock-up agreement executed by the Shareholder, subject to certain limited exceptions. In connection with the Agreement, the Shareholder also entered into a non-competition agreement with Whitbread.

Note 24. Quarterly Information (Unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented.

                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                              ----------   ----------   ----------   ----------
2004
Revenues                      $5,584,534   $7,540,152   $9,071,752   $7,676,345
Operating income/(loss)       $ (385,005)  $  309,673   $  416,911   $  (23,548)
Net income/(loss)             $ (323,564)  $   97,474   $  104,662   $ (131,850)
Earnings/(loss) per share
   Basic                      $    (0.01)  $     0.00   $     0.00   $    (0.00)
   Diluted                    $    (0.01)  $     0.00   $     0.00   $    (0.00)

2003
Revenues                      $3,394,636   $4,254,920   $4,343,768   $5,055,484
Operating loss                $ (126,434)  $  323,839   $  361,064   $   31,352
Net (loss)/income             $ (303,648)  $  117,496   $1,505,907   $ (108,730)
Earnings/(loss) per share
   Basic                      $    (0.01)  $     0.00   $     0.05   $    (0.00)
   Diluted                    $    (0.01)  $     0.00   $     0.05   $    (0.00)

                                  Exhibit Index

Exhibit
Number      Document
---------   --------
2.1(1)      Agreement and Plan of Merger by and among Back Bay Technologies,
            Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and the shareholders of Back Bay Technologies, Inc. dated as of December
            7, 2001

2.2(2) Agreement and Plan of Merger by and among Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the shareholders of Brandywine Computer Group, Inc. dated as of May 31, 2002

2.3(3) Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the shareholders of Paragon Dynamics, Inc. dated as of January 31, 2003

2.4(4) Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority shareholder of DeltaData, Inc. dated as of November 30, 2003

2.5(5) Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004

2.6(6) Stock Purchase Agreement by and among Whitbread Technology Partners, Inc., Zanett Inc., and Joel D'Arcy dated as of March 1, 2005.

3.1(7)      Certificate of Incorporation.

3.2(7)      Bylaws.

4.1(8) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005.

4.2(8)      Form of Note

4.3(8)      Form of Note Confirmation

4.4(8)      Form of Subscription Agreement

10.1(9) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.

10.2(9) Stockholders' Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.

10.3(9) Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.4(10) Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.5(10) Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.6(10) Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.

10.7(10) Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.8(10) Convertible Promissory Note in the amount of $50,000 dated February 15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.9(11)*   Zanett Inc. Amended and Restated Incentive Stock Plan

10.10(12)   Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting
            Corporation, Paragon Dynamics, Inc., Delta Communications Group,
            Inc., and Fifth Third Bank

10.21(12)   Promissory Note in the amount of $1,500,000 issued to Mr. Bruno
            Guazzoni

10.22(12)   Promissory Note in the amount of $3,075,000 issued to Mr. Bruno
            Guazzoni

10.23(12)   Promissory Note in the amount of $1,500,000 issued to Emral Holdings
            Limited

14.1(13)    Code of Conduct and Ethics

21.1        Subsidiaries of Zanett, Inc.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1        Certification by the Chief Executive Officer pursuant to Section
            1350

32.2        Certification by the Chief Financial Officer pursuant to Section
            1350

----------
*    Management contract or compensatory plan or arrangement

(1) Incorporated by reference to our Current Report on Form 8-K filed December 21, 2001.

(2) Incorporated by reference to our Current Report on Form 8-K filed June 17, 2002.

(3) Incorporated by reference to our Current Report on Form 8-K filed February 13, 2003.

(4) Incorporated by reference to our Current Report on Form 8-K filed December 19, 2003.

(5) Incorporated by reference our Current Report on Form 8-K filed May 6, 2004.

(6) Incorporated by reference to our Current Report on Form 8-K filed March 7, 2005.

(7) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(8) Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 filed February 1, 2005.

(9) Incorporated by reference to our Current Report on Form 8-K filed February 23, 2001.

(10) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.

(11) Incorporated by reference to our Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders.

(12) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(13) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2003.