Form 10KSB/A
period 2004-12-31
ZANETT INC
filed 2005-05-17
CIK 1133872

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                  FORM 10-KSB/A
                                 Amendment No. 1

                                  ------------

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

               635 Madison Avenue, 15th Floor, New York, NY 10022
               (Address of principal executive offices) (Zip Code)

                                 (646) 502-1800
                (Issuer's telephone number, including area code)

                                  ------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of Class)

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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 29, 2005 is $3,464,454 based on the closing price of the Registrant's common stock on such date of $3.94 as reported by the Nasdaq Small Cap Market.

      There were 28,869,809 shares of common stock outstanding as of April 26, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                TABLE OF CONTENTS

                                                                            PAGE

         Explanatory Note
                                    PART III

      Item 9.  Directors and Executive Officers of the Registrant              1
      Item 10. Executive Compensation                                          5
      Item 11. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                  7
      Item 13. Exhibits and Reports on Form 8-K                               10
      Item 14. Principal Accountant Fees and Services                         12

                                EXPLANATORY NOTE

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Zanett, Inc., also referred to herein as the Company, hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 by adding certain information required by Items 9, 10, 13 and 14 of Part III and by amending certain information set forth in Item 11 of Part III. Except as noted above, this Amendment does not update information that was presented in the Company's original Annual Report on Form 10-KSB filed on March 31, 2005 to reflect recent developments that have occurred since that date. For example, on April 27, 2005, the Company announced that Dr. Leonard G. Goldstein had been appointed to the Company's Board of Directors. Information regarding Mr. Goldstein is not included in this Amendment No. 1, but can be found in the Company's proxy statement for its 2005 annual meeting of shareholders, to be filed with the Commission. Additional information about the Company can be found in other filings it has made with the Commission.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Our directors and executive officers, their ages and positions are set forth below:

      Name                Age                  Title                   Since
      ----                ---                  -----                   -----
Claudio M. Guazzoni        42                President and              2000
                                             Director
David M. McCarthy          43                Chief Executive            2000
                                             Officer and Director
Jack M. Rapport            52                Chief Financial            2001
                                             Officer and Treasurer
Pierre-Georges Roy         39                Chief Legal                2001
                                             Officer and Secretary
Mohan Trikha               60                Director                   2000
L. Scott Perry             56                Director                   2001
Jay W. Kelley              63                Director                   2003
William H. Church          58                Director                   2004

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

AUDIT COMMITTEE

In March 2001, the Board of Directors established an Audit Committee, which is comprised of Messrs. Church and Trikha. Both Messrs. Church and Trikha are independent committee members as defined by the Nasdaq National Market listing standards and pursuant to Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Mr. Church is a "financial expert," as defined in Item 401(e)(2) of Regulation S-B promulgated by the Commission.

SHAREHOLDER NOMINATIONS

Shareholders may make nominations for election to the Board of Directors. Such nominations may be made only in writing by a shareholder entitled to vote at the annual meeting and must be addressed to the Secretary, Zanett, Inc. 635 Madison Avenue, 15th Floor, New York, NY 10022. Nominations must be received by the Secretary not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting and must be accompanied by the written consent of the nominee. Nominations must also be accompanied by a description of the nominee's business or professional background and otherwise contain the information required by Schedule 14A of the Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the timely filing of reports of ownership and changes in ownership with the Securities and Exchange Commission by Zanett's directors, certain of its officers and persons who own more than ten percent (10%) of Zanett's Common Stock.

The Company believes that all filings under Section 16(a) were timely made, except that a Form 3 filing was made with respect to Messrs. Church and Kelley on May 17, 2005 to report Company securities held by each at the time of his appointment to the Company's Board of Directors. Messrs. Church and Kelley joined the Company's Board of Directors in September 2004 and June 2003, respectively. Also on May 17, 2005, Forms 4 were filed for each of Messrs. Guazzoni and McCarthy reporting a gift of shares made by each in May 2002 and for each of Messrs. Rapport and Roy reporting grants of stock options made to each in August 2003.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Item 10. Executive Compensation

During the fiscal years ended December 31, 2004, 2003 and 2002, executive officers received compensation for services provided to the Company, as detailed in the table below.

                           Summary Compensation Table

                                                     Annual Compensation                        Long Term Compensation
                                           ---------------------------------------   ------------------------------------------
                                                                          Other      Restricted    Securities
                                                                         Annual        Stock       Underlying        All Other
                                 Year       Salary          Bonus     Compensation     Awards        Options       Compensation
                                 ----       ------          -----     ------------     ------        -------       ------------
David M. McCarthy                2004      $110,000       $ 15,000      $     --      $     --            --         $     --
Chief Executive Officer          2003      $110,000       $ 23,000      $     --      $     --            --         $     --
                                 2002       $    --(1)    $     --      $     --      $     --            --         $     --
Claudio M. Guazzoni              2004      $110,000       $ 15,000      $     --      $     --            --         $     --
President                        2003      $110,000       $ 23,000      $     --      $     --            --         $     --
                                 2002       $    --(1)    $     --      $     --      $     --            --         $     --
Jack M. Rapport                  2004      $150,000       $ 10,000      $     --      $     --            --         $     --
Chief Financial Officer          2003      $150,000       $ 20,000      $     --      $     --       750,000(2)      $     --
                                 2002      $130,000       $     --      $     --      $  3,000            --         $     --
Pierre-Georges Roy
Chief Legal Officer              2004      $150,000       $ 10,000      $     --      $     --            --         $     --
and Secretary                    2003      $150,000       $ 20,000      $     --      $     --       750,000(2)      $     --
                                 2002      $120,000       $     --      $     --      $ 45,000            --         $     --

(1) Messrs. David McCarthy and Claudio Guazzoni received no cash compensation in 2002. Each officer contributed his full salary in 2002 back to the Company, without recourse.

(2) On August 4, 2003, the Company awarded 750,000 options to purchase Common Stock to each of Messrs. Rapport and Roy at an exercise price of $2.00 per share, which was the market price on the grant date. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the Board of Directors.

COMPENSATION OF DIRECTORS

Zanett does not pay fees to any of our directors. The Board of Directors has established a practice of granting each non-employee director an option under the Zanett, Inc. Incentive Stock Plan to purchase up to 100,000 shares of the Company's common stock with an exercise price equal to market price at the time of the grant. These options are exercisable immediately but the underlying shares are initially unvested. The vesting for these options is as follows:

Mr. Church's shares will vest one third each on September 1, 2005, September 1, 2006 and September 1, 2007. Mr. Perry's shares vested one third each on August 1, 2002, 2003 and 2004. General Kelley's shares vested or will vest one third each on June 17, 2004, June 17, 2005 and June 17, 2006. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter all vested shares are subject to a lock-up agreement that precludes the sale of the shares, except as otherwise provided in such agreement. As of April 26, 2005, none of the Directors have exercised any of their options.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with two officers of the Company, Messrs. McCarthy and Guazzoni, described as follows:

Mr. McCarthy has a two-year employment agreement that will be renewed for successive annual terms until canceled by the Company or the officer. Compensation will be determined by the officer and the Company on an annual basis and may consist of a combination of cash compensation and grants of incentive stock options. For the years ended December 31, 2002 and 2001, the Company agreed to a base annual compensation of $95,000. For the years ended December 31, 2003 and 2004, the Company agreed to a base annual compensation of $110,000.

Mr. Guazzoni has a two-year employment agreement that will be renewed for successive annual terms until canceled by the Company or the officer. Compensation will be determined by the officer and the Company on an annual basis and may consist of a combination of cash compensation and grants of incentive stock options. For the years ended December 31, 2002 and 2001, the Company agreed to a base annual compensation of $95,000. For the years ended December 31, 2003 and 2004, the Company agreed to a base annual compensation of $110,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 31, 2005, the common stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such common stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

                      Beneficial Ownership of Common Stock

Name and address of                           Number of Shares        Percentage
Beneficial Owner (1)                       Beneficially Owned (1)      of Class

Claudio Guazzoni                                 7,449,944               25.8%
President and Director

David McCarthy                                   7,594,444               26.4%
Chief Executive Officer
and Director

Jack M. Rapport                                    574,415(2)             2.0%
Chief Financial Officer

Pierre-Georges Roy                                 470,000(3)             1.6%
Chief Legal Officer

William H. Church                                       --(4)               *
Director

Jay W. Kelley                                       33,333(5)               *
Director

L. Scott Perry                                     100,000(6)               *
Director

Mohan Trikha                                       100,000(7)               *
Director

Bruno Guazzoni                                   6,330,103               21.9%

Trust for Scott and Mary Seagrave                1,877,984                6.5%

All Directors and Executive Officers            16,322,138(8)            56.1%
as a Group (8 persons)

*     Less than 1%.

(1) The percentage of class based upon 28,839,809 shares of common stock issued and outstanding (or deemed to be issued and outstanding) as of March 31, 2005, calculated in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person. The address for all persons listed in the above table is c/o Zanett, Inc., 635 Madison Avenue, New York, NY 10022, except for the Trust for Scott and Mary Seagrave, the address of which is 5412 CourseView Drive, Suite 122, Mason, OH 45040.

(2) Excludes 750,000 shares of common stock issuable upon exercise of options issued to Mr. Rapport on August 4, 2003. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the Board of Directors.

(3) Excludes 750,000 shares of common stock issuable upon exercise of options issued to Mr. Roy on August 4, 2003. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the Board of Directors.

(4) On August 25, 2004, Mr. Church was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $3.82 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of September 1, 2005, 2006 and 2007. Therefore, at March 31, 2005, no shares had vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until September 1, 2009, except as otherwise provided in such agreement.

(5) On June 17, 2003, General Kelley was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of June 17 2004, 2005 and 2006. Therefore, at March 31, 2005, 33,333 shares had vested, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until June 17, 2008, except as otherwise provided in such agreement.

(6) On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00 per share. These options were exercisable immediately but the underlying shares were initially unvested, with vesting occurring ratably on each of August 1, 2002, 2003 and 2004. At March 31, 2005, Mr. Perry had the right under these options to purchase 100,000 of vested shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(7) On November 17, 2001, Mr. Trikha was issued options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00 per share. These options were exercisable immediately but the underlying shares were initially unvested, with vesting occurring ratably on each of March 1, 2002, 2003 and 2004. At March 31, 2005, Mr. Trikha had the right under these options to purchase 100,000 of vested shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(8) See notes (2) through (7) above.

On August 4, 2003, the Company awarded 750,000 options to purchase restricted Common Stock to each of two executives with an exercise price of $2.00 per share, which was the market price on the grant date. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the Board of Directors. As a result, the Company recorded no stock compensation expense for the option grant.

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

                                                                     Number of
                                                                     securities
                           Number of           Weighted              remaining
                        securities to be        average            available for
                       issued on exercise    exercise price      future issuance
                         of outstanding      of outstanding        under equity
                       options, warrants    options, warrants      compensation
   Plan Category           and rights          and rights             plans
   -------------       ------------------   -----------------    ---------------
Equity compensation
   plans approved by
   equity holders            5,581,364            2.37              1,418,636

Equity compensation
   plans not approved
   by equity holders                --              --                     --

Total                        5,581,364            2.37              1,418,636

Item 13. Exhibits List and Reports on Form 8-K

The following documents are filed as part of this report:

Exhibit
Number      Document
-------     --------

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

2.6(6) Stock Purchase Agreement by and among Whitbread Technology Partners, Inc. Zanett Inc., and Joel D'Arcy dated as of March 1, 2005.

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

10.9(12)*   Zanett Inc. Amended and Restated Incentive Stock Plan

10.10(13)   Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting
            Corporation, Paragon Dynamics, Inc., Delta Communications Group,
            Inc., and Fifth Third Bank

10.21(13)   Promissory Note in the amount of $1,500,000 issued to Mr. Bruno
            Guazzoni

10.22(13)   Promissory Note in the amount of $3,075,000 issued to Mr. Bruno
            Guazzoni

10.23(13)   Promissory Note in the amount of $1,500,000 issued to Emral Holdings
            Limited

14.1(14)    Code of Conduct and Ethics 21.1(15) Subsidiaries of Zanett, Inc.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(15)    Certification by the Chief Executive Officer pursuant to Section
            1350

32.2(15)    Certification by the Chief Financial Officer pursuant to Section
            1350

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

(11) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

(12) Incorporated by reference to our Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders.

(13) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(14) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

(15) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 14 - Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of Zanett's annual consolidated financial statements included in Form 10-KSB for the years ended December 31, 2004 and 2003, reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-QSB and reviews of other filings or registration statements under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended were $296,815 and $226,400, respectively.

AUDIT RELATED FEES

The aggregate fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003 related to the performance of the audits or reviews of the Company's consolidated financial statements which are not reported above under "Audit Fees" were $91,300 and $176,993 respectively. "Audit Related Fees" related to the historical audits of newly acquired subsidiaries.

TAX FEES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003 for professional services rendered for tax compliance, advice and planning were $22,625 and $41,500 respectively. "Tax Fees" includes fees for tax consultations and return preparation.

ALL OTHER FEES

There were no fees billed by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003 for professional services rendered other than those described above under "Audit Fees", "Audit Related Fees" and "Tax Fees".

PRE-APPROVAL OF SERVICES

The Audit Committee separately pre-approves all audit, audit-related, tax and other services to be provided to the Company by Deloitte & Touche LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) or the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2005.

                                           ZANETT, INC.


                                           BY: /s/ Pierre-Georges Roy
                                           -----------------------------
                                           Pierre-Georges Roy
                                           Chief Legal Officer and Secretary