Form 10QSB
period 2005-03-31
ZANETT INC
filed 2005-05-23
CIK 1133872

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                                     0-32315
                              --------------------
                              (Commission File No.)

                                  ZANETT, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                              56-4389547
        ------------------------------              -------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)              Identification No.)


               635 Madison Avenue, 15th Floor, New York, NY 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (646) 502-1800
                                 --------------
                           (Issuer's telephone number)

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


                CLASS                   Outstanding at April 30, 2005
                -----                   ----------------------------
      Common stock $.001 Par Value              28,869,809


    Transitional small business disclosure format (check one): Yes [ ] No [X]

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of March 31, 2005
           (unaudited) and December 31, 2004                              1

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
           (unaudited)                                                    2

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2005 and 2004 (unaudited)             3

         Notes to Condensed Consolidated Financial Statements             4
             (unaudited)

Item 2 - Management's Discussion and Analysis                            14

Item 3 - Controls and Procedures                                         24

PART II   OTHER INFORMATION                                              25

Item 1 - Legal Proceedings.                                              25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.    25

Item 3 - Defaults upon Senior Securities.                                26

Item 4 - Submission of Matters to a Vote of Security Holders.            26

Item 5 - Other Information.                                              26

Item 6 - Exhibits.                                                       26

Signatures                                                               28

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                  Zanett, Inc.
                      Condensed Consolidated Balance Sheets

                                                              March 31,       December 31,
                                                                2005              2004
                                                            ------------      ------------
                                                             (Unaudited)
Assets
Current assets:
       Cash and cash equivalents                            $  1,755,352      $  1,877,040
       Accounts receivable net of allowance
         for doubtful accounts of $142,413 and
         $191,204, respectively                                6,216,637         5,024,279
        Unbilled revenue                                         220,187            90,711
        Prepaid expenses and other current assets                954,246           781,995
        Deferred income taxes                                    160,224           156,326
        Income tax receivable                                     51,236                 -
                                                            ------------      ------------
              Total current assets                             9,357,882         7,930,351
Property and equipment, net                                      599,705           556,596
Loans receivable                                                       -                 -
Goodwill                                                      19,901,964        17,911,360
Other intangibles, net                                         1,105,152           972,242
Deferred income taxes                                             11,640            15,519
Other assets                                                      33,702            47,570
                                                            ------------      ------------
              Total assets                                  $ 31,010,045      $ 27,433,638
                                                            ============      ============

Liabilities and stockholders' equity Current liabilities:
       Accounts payable                                     $  1,424,191      $  1,141,857
       Accrued expenses                                        2,289,353         1,993,552
       Short-term debt                                         3,300,000         1,400,000
       Short term renewable unsecured subordinated notes         505,200                 -
       Other current liabilities                               1,013,142         1,692,288
       Income taxes payable                                            -            31,227
       Deferred revenue                                          172,519            37,156
       Capital lease obligations                                  17,864                 -
                                                            ------------      ------------
              Total current liabilities                        8,722,269         6,296,080

Notes payable                                                  6,075,000         6,075,000
Long term renewable unsecured subordinated notes                 477,800                 -
Other non-current liabilities                                  1,446,137         1,075,032
Deferred income taxes                                            541,147           592,090
                                                            ------------      ------------
              Total liabilities                             $ 17,262,353        14,038,202
                                                            ------------      ------------
Commitments and contingencies

Stockholders' equity
       Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                                  -                 -
       Common stock, $0.001 par value;
          50,000,000 shares authorized;
          28,820,563 and 28,564,003 shares
          issued and outstanding, respectively                    28,820            28,564
       Additional paid-in capital                             23,274,138        22,070,707
       Treasury stock, at cost; 50,664 and
          44,175 shares, respectively                           (145,698)         (114,108)
       Notes receivable for stock subscriptions
          and accrued interest                                (1,918,252)       (1,897,656)
       Deferred compensation                                           -                 -
       Accumulated deficit                                    (7,491,316)       (6,692,071)
                                                            ------------       -----------
               Total stockholders' equity                     13,747,692        13,395,436
                                                            ------------       -----------

              Total liabilities and
                stockholders' equity                         $31,010,045       $27,433,638
                                                             ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2005           2004
Revenues:                                               -----------    ------------
Services                                                $ 7,532,698    $  3,949,464
Hardware                                                    845,170       1,635,070
                                                        -----------    ------------
Total revenues                                            8,377,868       5,584,534

Operating expenses:
  Costs of revenues
    Services                                              5,243,685       2,625,619
    Hardware                                                701,553       1,431,247
                                                        -----------    ------------
  Total cost of revenues                                  5,945,238       4,056,866

  Selling and marketing                                     809,003         407,071
  General and administrative (including non-cash
    compensation and consulting expense of
    $235,502, and $179,993)                               2,200,618       1,505,602
                                                        -----------    ------------
    Total operating expenses                              8,954,859       5,969,539
                                                        -----------    ------------
       Operating loss                                      (576,991)       (385,005)
                                                        -----------    ------------

Other income/(expense):
  Interest income                                            22,762          44,267
  Interest expense                                         (238,296)       (205,055)
  Other, net                                                 12,550           7,762
                                                        -----------    ------------
    Total other expense, net                               (202,984)       (153,025)
                                                        -----------    ------------
Loss before income taxes                                   (779,975)       (538,030)

Income tax (provision)/benefit                              (19,270)        214,466
                                                        -----------    ------------
Net loss                                                $  (799,245)   $   (323,564)
                                                        ===========    ============
Loss per share - basic                                  $     (0.03)   $      (0.01)
                                                        ===========    ============
Loss per share - diluted                                $     (0.03)   $      (0.01)
                                                        ===========    ============
Weighted average shares outstanding - basic              29,561,022      28,719,241
                                                        ===========    ============
Weighted average shares outstanding - diluted            29,561,022      28,719,241
                                                        ===========    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2005             2004
                                                                  -----------      -----------
Cash flows from operating activities:
Net loss                                                          $  (799,245)     $ (323,564)
Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                               119,422          73,816
          Stock based compensation and services                       235,502         179,993
          Deferred income taxes                                       (50,962)        (19,000)
          Non-cash interest expense related to acquisitions            13,431               -
          Changes in:
               Accounts receivable                                   (632,353)         90,888
               Unbilled revenue                                       (73,093)          6,090
               Accrued interest on notes receivable
                    for stock subscriptions                           (20,596)        (34,326)
               Interest receivable                                          -               -
               Prepaid expenses and other current assets               35,225          22,867
               Notes receivable                                             -               -
               Other assets                                            13,869           7,084
               Accrued expenses                                       (42,738)        (94,642)
               Accounts payable                                       162,816         267,743
               Other current liabilities                              (25,529)              -
               Income taxes payable                                   (82,463)              -
               Deferred revenue                                       135,363               -
                                                                  -----------      ----------
     Net cash (used in)/provided by operating activities           (1,011,351)        176,949
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired
       of $366,628                                                 (1,459,921)       (271,575)
     Cash paid for contingent consideration related
       to acquisitions                                               (280,000)       (520,000)
     Additions to property and equipment                              (67,441)        (60,673)
                                                                  -----------      ----------
     Cash flows used in by investing activities                    (1,807,362)       (852,248)
                                                                  -----------      ----------
Cash flows from financing activities:
     Repayment of short-term borrowings                                     -        (431,667)
     Payment of debt related issuance costs                          (154,385)              -
     Proceeds from issuance of unsecured subordinated notes           983,000               -
     Short term borrowings                                          1,900,000               -
     Purchase of treasury stock                                       (31,590)        (25,884)
                                                                  -----------      ----------
     Cash flows provided by/(used in) financing activities          2,697,025        (457,551)
                                                                  -----------      ----------
Net decrease in cash and cash equivalents                            (121,688)     (1,132,850)
Cash and cash equivalents, beginning of period                      1,877,040       2,121,291
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $ 1,755,352      $  988,441
                                                                  ===========      ==========

Supplemental cash flow information:
Income taxes paid                                                 $    19,500      $      745
                                                                  -----------      ----------
Interest paid                                                     $   238,296      $  205,055
                                                                  -----------      ----------

Non-cash financing activity:
Shares issued for contingent consideration                        $   398,907      $  367,461
                                                                  -----------      ----------
Shares issued for acquisition                                     $   569,278               -
                                                                  -----------      ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
              Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's
Annual Report on Form 10-KSB. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.     Organization and Business

Zanett Inc. (the "Company") is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. Collectively, the Company and its solutions practices are referred to as The IT Commonwealth TM (the "Commonwealth"). The Commonwealth's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

On March 1, 2005, the Company acquired Whitbread Technology Partners, Inc., ("Whitbread") based in Stoneham, Massachusetts. Whitbread is an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

In September 2004, the Company obtained a senior, secured, $5 million loan accommodation from Fifth Third Bank, the proceeds of which may be used for acquisitions (see Note 5). In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005 (see Note 13). The Company plans to use these sources of capital in 2005 to further its growth-by-acquisition strategy, as well as fund organic growth.

Note 3.     Stock-Based Compensation

The Company records stock based compensation arrangements with employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net loss and basic and diluted loss per common share for the three months ended March 31, 2005 and 2004 would have been changed to the pro forma amounts shown below:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2005             2004
                                                 -----------      -----------
  Net loss, as reported                         $  (799,245)      $ (323,564)
  Add back: Stock-based compensation
    expense for employees included in
    reported net income                             163,379            3,600
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (466,472)        (221,805)
                                                 ----------       ----------
  Pro forma net loss after
    giving effect to SFAS 123                   $(1,102,338)      $ (541,769)
                                                ===========       ==========

Loss per common share:
  As reported - Basic                           $     (0.03)      $    (0.01)
              - Diluted                         $     (0.03)      $    (0.01)
  Pro forma   - Basic                           $     (0.04)      $    (0.02)
              - Diluted                         $     (0.04)      $    (0.02)

Note 4.     Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not give effect to any dilutive potentially issuable common shares outstanding during the period. As a result of the net loss, 2,982,012 and 1,282,036 of stock options outstanding have been excluded from the computation of diluted loss per share since their effect would be anti-dilutive.

Note 5.  Acquisitions

Whitbread Technology Partners, Inc.

Consistent with the Company's plan to continue to grow the number of IT Commonwealth Members, on March 1, 2005 (the "Closing"), Zanett, Inc. entered into a Stock Purchase Agreement (the "Agreement") with Whitbread Technology Partners, Inc. ("Whitbread") and Joel D'Arcy, the sole shareholder of Whitbread (the "Shareholder"). Pursuant to the Agreement, effective as of March 1, 2005, the Company acquired all of the issued and outstanding capital stock of Whitbread from the Shareholder.

Whitbread was founded in January 2000 to offer custom enterprise resource planning solutions to customers using the Oracle E-Business Suite of software applications. Based outside Boston, its service area is predominantly New England. Whitbread's principal solutions include; project management, business and functional consulting, technical services, application support, and training.

The total consideration to be paid by the Company to the Shareholder will be comprised of initial consideration, a purchase price adjustment based on the level of Whitbread's net working capital at Closing, future contingent consideration and a final consideration payment.

The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's common stock ("Common Stock"), of which 19,245 were issued into escrow to secure certain obligations of the Shareholder under the Agreement. The Common Stock issued was valued at $569,278 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing based on the fact that the acquisition was announced after the date of Closing. The initial consideration will be adjusted by the amount that net working capital at Closing was greater than or less than the benchmark level of working capital to have been provided by Whitbread of $350,000 as of March 31, 2005. In the case that the Net Working Capital at Closing is less than $350,000, then any amount of adjustment owing by the Shareholder shall be limited to a maximum of $102,000. For accounting purposes, the value of any Common Stock released from escrow will be determined based on the closing price of the Common Stock upon its release and accounted for as additional consideration at that time.

If Whitbread's baseline earnings before interest, taxes, depreciation and amortization ("EBITDA") is less than $1,000,000, as defined in the Agreement, then the number of shares held in escrow equal to the dollar amount of such shortfall divided by the average closing price of a share of the Common Stock for the 15 trading days ending on the day prior to the Closing date or the closing price the day prior to the Closing, whichever is the lower price per share; provided, however, that the Shareholder's entire liability with respect to any such shortfall shall be limited to the release of the escrow shares to the Company.

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

The final consideration is payable to the Shareholder on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2006. The Company recorded these amounts at their present value of $357,674 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods.

The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at Closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of Whitbread will total approximately $275,000.

The following table sets forth the components of the purchase price:

          Cash paid                                      $1,632,000
          Deferred purchase consideration                   357,674
          Common stock issued                               569,278
          Estimated transaction costs                       275,000
                                                         ----------
          Total purchase price                           $2,833,952
                                                         ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon Whitbread's March 1, 2005 balance sheet:

          Current assets                                 $1,040,673
          Property and equipment                             29,238
          Intangible assets                                 200,000
          Other assets                                          190
          Liabilities assumed, current                     (384,808)
          Liabilities assumed, non current                  (11,396)
                                                         ----------
          Fair value of assets acquired                     873,897
                                                         ----------
          Estimated goodwill                             $1,960,055
                                                         ==========

The Company borrowed $1,900,000 from its senior, secured, $5 million loan accommodation from Fifth Third Bank in order to fund the initial cash consideration and transaction costs.

The goodwill associated with the acquisition of Whitbread is expected to be deductible for tax purposes.

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

In addition to the above payments, additional consideration is payable comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company recorded these amounts at their present value of $1,513,618 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. The transaction costs for the acquisition were $97,696.

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

The Company funded the cash portion of the purchase price paid at Closing from existing cash on hand.

The following table sets forth the components of the purchase price as of March 31, 2005:

         Cash paid                                     $1,018,630
         Consideration payable - current                  423,423
         Consideration payable - non-current            1,037,428
         Transaction costs                                 97,696
                                                       ----------
         Total purchase price                          $2,577,177
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

         Accounts receivable                           $1,625,612
         Unbilled revenue                                  94,820
         Prepaid expenses and other current assets          8,333
         Office equipment and software, net                39,337
         Other intangibles                                476,000
         Accrued expenses                                (125,844)
         Deferred tax liability                          (190,400)
                                                       ----------
         Fair value of net assets acquired              1,927,858
                                                       ----------
         Estimated goodwill                            $  649,319
                                                       ==========

None of the goodwill associated with the acquisition of INRANGE Global Consulting is expected to be deductible for tax purposes.

Note 6.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of INRANGE Global Consulting and Whitbread Technology Partners, Inc. acquired on April 23, 2004, and March 1, 2005 respectively, had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                          Three months ended March 31,
                          ----------------------------
                                2005           2004
                          ------------     -----------
Net Revenues              $  9,112,783    $  8,817,089
Net (loss)/income         $   (637,326)   $    592,968
Net (loss)/income
 per common share
  - Basic                 $      (0.02)   $       0.02
  - Diluted               $      (0.02)   $       0.02


Note 7.       Other Intangibles

Other intangible assets consisted of the following at March 31, 2005 and December 31, 2004:

                              March 31, 2005                          December 31, 2004
                --------------------------------------    --------------------------------------
                Gross         Accumulated     Net         Gross         Accumulated     Net
                Carrying      Amortization    Carrying    Carrying      Amortization    Carrying
                Value         Amount          Value       Value         Amount          Value
                --------      ------------    --------    --------      ------------    --------
Long-term
 Contracts     $  390,000     $(135,000)    $  255,000    $  390,000     $(112,500)    $277,500
Customer
 Relationships    687,000      (120,459)       566,541       587,000       (88,912)     498,088
Non-compete
 Agreement        100,000        (1,667)        98,333             -             -            -
Trade names       208,000       (22,692)       185,308       208,000       (11,346)     196,654
               ----------     ---------     ----------    ----------     ---------     --------
Total          $1,385,000     $(279,818)    $1,105,182    $1,185,000     $(212,758)    $972,242
               ==========     =========     ==========    ==========     =========     ========

Amortization expense was $67,060 and $42,500 for the three month ended March 31, 2005 and 2004, respectively. Based on the Company's amortizable intangible assets as of March 31, 2005, the Company expects related amortization expense for the remainder of 2005 and the four succeeding fiscal years to approximate $221,000, $295,000, $295,000, $212,000 and $74,000.

Note 8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2005, was as follows:

                                 Commercial       Government
                                 Solutions        Solutions         Total
                               -------------    -------------    -----------
Balance at January 1, 2005      $14,681,962      $ 3,229,398     $17,911,360
Whitbread acquisition             1,960,055                -       1,960,055
Adjustment to goodwill
    acquired - INRANGE
    Global Consulting                30,549                -          30,549
                                -----------      -----------     -----------
Balance at March 31, 2005       $16,672,566      $ 3,229,398     $19,901,964
                                ===========      ===========     ===========

Recorded goodwill has not been amortized and no impairment losses have been recognized during the three month period ended March 31, 2005. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 9.    Related Party Transactions

The Company pays a related party for office space, computer equipment, telephone and other administrative support provided by the related party. The related party and the Company have common majority ownership. For the three months ended March 31, 2005 and 2004, the Company recorded administrative expenses in the amount of $45,750 and $53,250, respectively, for these services. Commencing April 8, 2005, the Company relocated its executive offices to a new facility and terminated its administrative arrangement with the related party.

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

For the three months ended March 31, 2005, the Company had one customer that accounted for 10% of total revenue. For the three months ended March 31, 2004, the Company had two customers that accounted for 18% and 11% of total revenue.

At March 31, 2005, the Company had one customer that accounted for 10% of accounts receivable. At December 31, 2004, the Company had one customer that accounted for 14% of accounts receivable.

A significant majority of PDI's revenues and receivables are related to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.

Note 11.    Commitments and Contingencies

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26, 2004 Zanett's complaint against Immunomedics was heard in a non jury trial in U.S. District Court in Wilmington. A decision by the court is currently pending.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impractical to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 12.    Credit Facilities

On September 1, 2004, The Company entered into a Loan and Security Agreement (the "LSA") with Fifth Third Bank of Cincinnati, Ohio (the "Bank"). Under the LSA, the Bank will provide a two year, secured, revolving credit facility in the initial amount of up to $5,000,000. The facility is secured by a first lien on all of the Company's assets. Availability under the facility is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. A commitment fee of $50,000 is payable in two equal installments of $25,000 at the first drawdown and on August 31, 2005. The facility bears interest at Prime plus 2% payable monthly in arrears.

As of March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

As of March 31, 2005, we have outstanding borrowings on this loan of $3,300,000 which due to a subjective acceleration clause in the credit agreement with Fifth Third are required to be classified as a current liability under EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

Note 13.    Renewable Unsecured Subordinated Notes and Notes Payable

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. The table below presents the Company's outstanding notes payable as of March 31, 2005:

                                                                                                     Weighted
                                                         Principal                                   Average
                                   Original Term          Amount               Percentage             Rate %
                                   -------------        ----------             ----------            --------
Renewable unsecured                3 month              $  272,000                27.7%                4.14%
  subordinated notes               6 month                  20,000                 2.0%                4.08%
                                   1 year                  213,200                21.7%                5.43%
                                   2 year                  262,000                26.7%                6.69%
                                   3 year                   55,800                 5.7%                6.84%
                                   4 year                  100,000                10.2%                7.50%
                                   5 year                   20,000                 2.0%                7.95%
                                   10 year                  40,000                 4.0%                8.32%
                                   Total                $  983,000               100.0%                5.84%
Less current portion:                                     (505,200)
                                                        ----------
Long term portion                                       $  477,800
                                                        ==========

Notes payable to principal shareholder,
  11% interest, quarterly interest
  payments, mature May 1, 2006                           4,575,000

Note payable to financial institution,
  15% interest, quarterly interest
  payments, matures January 2, 2007                      1,500,000
                                                        ----------

Notes payable                                           $6,075,000
                                                        ==========

Note 14.    Segments

The Company operates in two segments, Commercial Solutions and Government Solutions.

The Commercial Solutions segment is comprised of BBT, ICC, Delta and Whitbread. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

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

For the three months ended March 31, 2005, there were no inter-segment revenues or allocations of corporate costs to the segments. All of the Company's operations during the first three months of 2005 and 2004 were in the United States.

The table below presents the net revenues and operating income (loss) attributable to the reported segments for the three months ended March 31, 2005 with a reconciliation to consolidated pre-tax income.

                                  Revenue              Operating Income(loss)
                         -------------------------   -------------------------
                            2005          2004           2005         2004
                         -----------   -----------   -----------   -----------
Commercial Solutions     $ 6,299,715   $ 3,780,263   $    12,942   $    12,748
Government Solutions       2,078,153     1,804,271       112,414       308,351
                         -----------   -----------   -----------   -----------
Total segments           $ 8,377,868   $ 5,584,534   $   125,356   $   321,099
                         ===========   ===========
Unallocated corporate operating expense                 (702,347)     (706,104)
                                                     -----------   -----------
Consolidated operating loss                             (576,991)     (385,005)
Interest expense, net                                   (215,534)     (160,788)
Other income                                              12,550         7,762
                                                     -----------   -----------
Consolidated pre-tax income as reported              $  (779,975)  $  (538,030)
                                                     ===========   ===========

The following table presents total assets by segment at March 31, 2005 and December 31, 2004, with a reconciliation of aggregate segment assets to consolidated total assets.

                                      March 31,     December 31,
                                        2005           2004
                                   -------------   ------------
Commercial IT Solutions            $  23,369,696   $ 19,569,587
Government IT Solutions                5,516,488      5,469,282
                                   -------------   ------------
Total segments                     $  28,886,184   $ 25,038,869
Unallocated amounts:
   Prepaid expenses                      509,906        364,924
   Loans receivable                            -              -
   Property and equipment                155,802        156,352
   Deferred taxes - current              160,224        156,326
   Other assets                           66,532         76,737
   Deferred taxes - non current           11,640         15,519
   Cash                                1,219,757      1,624,911
                                   -------------   ------------
Total assets, as reported          $  31,010,045   $ 27,433,638
                                   =============   ============

Note 15.    Recent Accounting Pronouncements

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

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. We serve our customers through two operating segments: Commercial Solutions and Government Solutions. Collectively, the Company and its operating segments and specialty practices are referred to as The IT Commonwealth TM (the "Commonwealth"). The Commonwealth's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

We have a dual-pronged growth and development strategy that consists of both expanding existing operations ("organic growth") and, acquiring additional companies and adding them to the Commonwealth ("acquisitive growth").

Organic Growth

The Company employs a multi-dimensional organic growth strategy that seeks to provide new solutions to existing customers, current solutions to new customers, and new solutions to new customers. It believes all three of these approaches are dependent on three elements:

     o forming deep, trusted relationships between its professional staff and customer management;

     o   constantly broadening the solution and skill sets at its disposal; and
     o unburdening professional staff from those day-to-day operational activities that do not directly relate to solutions delivery.

While the Company provides discrete solutions to specific problems when needed, it seeks to achieve what it refers to as "consultant of record" or "COR Status" with it customers. COR Status means customers come to rely on the Company for continuing advice and help with their most mission critical, "core business" challenges. By acquiring new companies from time to time, the IT Commonwealth enhances these trusted relationships by providing fresh infusions of talent, skill sets, partnership relationships and experience, all of which can be utilized to help customers and strengthen the trust relationship.

The IT Commonwealth further enhances organic growth by centralizing such back office functions as financial reporting, legal review and compliance, and certain aspects of human resource and IT infrastructure. This centralization allows the Company's professional staff to focus on their distinctive competencies and seek to achieve the highest possible standards of service quality for their customers.

Acquisitive Growth

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

From inception in late 2000 through March 31, 2005, we acquired six companies:
Back Bay Technologies ("BBT"), Brandywine Computer Group ("BCG"), Paragon Dynamics ("PDI"), Delta Communications Group ("Delta") and the INRANGE Global Consulting division of Computer Network Technology Corporation. INRANGE Global Consulting was merged with Brandywine Computer Group, and the combined units operate under the name INRANGE Consulting Corporation ("ICC").

On March 1, 2005 we acquired Whitbread Technology Partners, Inc. ("Whitbread"), a leading Oracle enterprise resource planning ("ERP") IT consultancy that complements INRANGE Consulting's existing PeopleSoft, JD Edwards and Oracle practices. (For a more complete discussion of the Whitbread Technology Partners, Inc. acquisition and operations of these business units see Notes 2 and 5 to the Condensed Consolidated Financial Statements included elsewhere in this report.)

At March 31, 2005 our Commercial Solutions segment consisted of our wholly-owned subsidiaries: Back Bay Technologies, Inc., based in Needham, Massachusetts, INRANGE Consulting Corporation, based in Mason, Ohio, Delta Communications Group, Inc., based in Aliso Viejo, California, and, as of March 1, 2005, Whitbread Technology Partners, based in Stoneham, Massachusetts. These businesses provide full lifecycle, high value, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management ("SCM") and customer relationship management ("CRM") systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

The ERP solutions market of the IT services industry has experienced significant consolidation over the last two years. Most notable to our business was the acquisition of J.D. Edwards by PeopleSoft and, more recently, the acquisition of PeopleSoft by Oracle. The acquisition and merger of INRANGE Global Consulting, a leading PeopleSoft consultancy in April 2004 with our J.D. Edwards practice, Brandywine Computer Group, to form ICC, and the addition of the Oracle consultancy Whitbread to the Commonwealth in March 2005, followed this trend in marketplace.

In March 2005 we initiated a project to further consolidate the operations and financial reporting of the Commercial Solutions segment operating units into a new, wholly-owned subsidiary named Zanett Commercial Solutions, Inc., which we anticipate completing in the second quarter of 2005. While we intend to preserve the identities, locations, distinctive competencies and consulting practices of the individual Commonwealth Members BBT, ICC, DCG and Whitbread, this consolidation will help these complementary businesses to provide more comprehensive solutions to our customers, leverage our marketing capabilities and achieve greater back-office economies of scale and efficiencies. The current CEO of ICC, Robert Wise, has been appointed President of Zanett Commercial Solutions, also effective April 1, 2005.

Our Government Solutions segment consists of our wholly-owned subsidiary Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

The following table summarizes and compares our operating performance for the quarter ended March 31, 2005 with the quarter ended March 31, 2004. The predominant factor in the changes between the two periods was the impact of the addition of ICC in April 2004 and Whitbread in March 2005.

                               Quarter Ended March 31,      Increase/(Decrease)

                                 2005           2004            $           %
                              ---------      ---------      ---------      ---
Revenues:
  Commercial                  6,299,715      3,780,263      2,519,452        67%
  Government                  2,078,153      1,804,271        273,882        15%
                              --------------------------------------------------
                              8,377,868      5,584,534      2,793,334        50%

Cost of Revenues:
  Commercial                  4,508,338      2,840,893      1,667,445        59%
  Government                  1,436,900      1,215,973        220,927        18%
                              --------------------------------------------------
                              5,945,238      4,056,866      1,888,372        47%

Gross Profit:
  Commercial                  1,791,377        939,370        852,007        91%
  Government                    641,253        588,298         52,955         9%
                              --------------------------------------------------
                              2,432,630      1,527,668        904,962        59%

Selling and Marketing:
  Commercial                    754,415        359,677        394,738       110%
  Government                     54,588         47,394          7,194        15%
                              --------------------------------------------------
                                809,003        407,071        401,932        99%

General and Administrative
  Commercial                  1,024,020        540,513        483,507        89%
  Government                    474,251        258,985        215,266        83%
                              --------------------------------------------------
                              1,498,271        799,498        698,773        87%

Segment Operating income:
  Commercial                     12,942         39,180        (26,238)      -67%
  Government                    112,414        281,919       (169,505)      -60%
                              --------------------------------------------------
                                125,356        321,099       (195,743)      -61%

  Corporate Expense             702,347        706,104         (3,757)       -1%
                              --------------------------------------------------

Operating loss:                (576,991)      (385,005)      (191,986)       50%

  Interest Expense, Net         215,534        160,788         54,746        34%
  Other (Income) / Expense      (12,550)        (7,762)        (4,788)       62%
  Income tax benefit/(p          19,270       (214,466)       233,736      -109%
                              --------------------------------------------------

Net (loss)/income              (799,245)      (323,564)      (475,681)      147%

Our operating segments generated revenues of $8,377,868 for the three months ended March 31, 2005 versus revenues of $5,584,534 for the three months ended March 31, 2004, an increase of 50%. This increase was primarily attributable to the acquisitions of ICC and Whitbread. While revenues increased 50%, costs of revenues increased only 47%, resulting in a 59% increase in gross profit. With demand for commercial solutions remaining tepid as we began 2005 and the competition for new customers and consulting engagements intensifying in the commercial solutions marketplace, we stepped up our marketing efforts. As a result, selling and marketing expenses increased 99%, from $407,071 in the first three months of last year to $809,003 in the first three months of 2005.

As our company has grown, so too have operating segment general and administrative costs, which rose 87% from the first quarter of 2004 to the first quarter of 2005. Meanwhile, we made the decision in 2005 to invest in our Government Solutions segment by taking billable engineers to fill non-billable managerial positions in connection with high level security issues and project management.

Corporate expense held steady despite our growth and notwithstanding increased accounting, tax and legal costs associated with our acquisitions of ICC and Whitbread and costs related to the move of our corporate headquarters. Nevertheless, our corporate expenditures more than offset the operating income generated by our two operating segments, resulting in an operating loss of $576,991 in 2005 versus a loss of $385,005 in 2004.

As our borrowings were higher in 2005 as a result of the acquisition of Whitbread, our net interest expense rose 34%, from $160,788 in the first quarter of 2004 to $215,534 in the current quarter. In the prior year we recorded an income tax benefit related to our net loss in the amount of $214,466 versus a charge of $19,270 in 2005. As a result of the overall increase in non-operating expenditures our net loss for the current quarter was $799,245 which was significantly higher than the $323,564 loss recorded a year earlier.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $6,299,715 in the quarter ended March 31, 2005, an increase of 67% over the $3,780,263 generated in the first quarter of 2004. This increase was primarily attributable to approximately a $2,540,000 contribution from ICC, acquired in April 2004, approximately $397,000 from Whitbread acquired in March 2005.

Gross profit in the segment increased 91% from $939,370 in 2004 to $1,791,377 in 2005. While revenue increased 67%, costs of revenues increased only 59%, resulting in an improvement in gross margin from 25% in 2004 to 28% in 2005. For the last several quarters we have attempted to replace contract employees with permanent employees. This increased margin is in part, a result of these efforts.

Our growth also caused selling and marketing expenses to increase, year over year, 110%, to $754,415 for the quarter ended March 31, 2005, as compared with $394,738 during the quarter ended March 31, 2004. Continued softness in demand for IT solutions prompted us to increase our marketing activities, and these are also reflected in the increase.

General and administrative expenses for the current quarter were $1,024,020 as compared with $540,513 in 2004, representing an increase of $483,507, or 89%. The bulk of this increase was attributable to the additions of ICC and Whitbread and also includes approximately $163,000 in stock based compensation used to retain key management in the first quarter of 2005.

Operating income in our Commercial Solutions segment was $12,942 in the first quarter of 2005 versus $12,748 in the comparable prior year period.

Government Solutions

Our Government Solutions segment experienced a revenue increase of 15% to $2,078,153 in the first quarter of 2005 from $1,804,271 in the first quarter of 2004.

Costs of revenues, principally compensation costs for professional staff, increased 18% to $1,436,900 during the quarter ended March 31, 2005 versus $1,215,973 in the quarter ended March 31, 2004. The reduction in gross margin from 33% to 31% is primarily due to our using some of our senior consultants in non-billable security issues and project management efforts; however, we believe that doing so has positioned us well to win new business from existing clients and from new clients in the future.

Selling and marketing expenses increased 15% to $54,588 in the quarter ended March 31, 2005 from $47,394 during the quarter ended March 31, 2004, in line with the increase in revenues.

General and administrative expenses for the quarter ended March 31, 2005 were $474,251 as compared with $258,985 in the comparable prior year period, representing an increase of $215,266, or 83%. This increase was primarily due to increases in headcount and the recruiting, relocation and training costs associated with the hiring of additional personnel having the skills and government clearances required for employment in this segment.

As a result primarily of the increased general and administrative expense noted above, operating income in the Government Solutions segment for the quarter ended March 31, 2005 was $112,414, down from $281,919 for the quarter ended March 31, 2004.

We believe that throughout the rest of 2005 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.

Corporate

As noted above corporate general and administrative expenses for the quarter ended March 31, 2005 were $702,347 versus $706,104 in the quarter ended March 31, 2004 representing a small, 1% decrease.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $576,991 for the quarter ended March 31, 2005 compared to $385,005 for the comparable period last year. The difference in profitability for the two periods was largely due to the incurrence of non-cash general and administrative expenditures primarily for depreciation, amortization, outside consultants and retention of key personnel of $355,000 for the quarter ended March 31, 2005, versus only $253,000 for the quarter ended March 31, 2004.

Net interest expense increased $54,746, or 34%, to $215,534 in the quarter ended March 31, 2005 from $160,788 in the quarter ended March 31, 2004. The increase was principally attributable to short term working capital borrowings and interest expense associated with the acquisition of Whitbread (for additional information regarding acquisitions, refer to Note 5 to the Company's Condensed Consolidated Financial Statements included elsewhere in this report).

Other income increased slightly to $12,550 for the quarter ended March 31, 2005 versus $7,762 for the quarter ended March 31, 2004. In the current quarter, we recorded an income tax provision of $19,270 versus a benefit of $214,466 in the same quarter last year.

As a result of the above, for the quarter ended March 31, 2005, we reported a net loss of $799,245 compared to a net loss of $323,564 for the quarter ended March 31, 2004.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-KSB for the year ended December 31, 2004, during the first three months of 2005. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2005 the Company had cash and cash equivalents of $1,755,352, representing a 6% decrease of $121,689 from the December 31, 2004 year-end balance of $1,877,040.

Cash flows used in operating activities was $1,011,351 in the quarter ended March 31, 2005 compared to cash flows provided by operating activities of $176,949 for the same period last year. This was primarily due to the net loss for the period of $(799,245) and an increase in accounts receivable.

The cash flows used in investing activities was $1,807,362 for the period ended March 31, 2005 compared to a cash outflow of $852,248 for the corresponding period in 2004. The outflow primarily reflects the Company's investment in Whitbread and contingent purchase consideration payments of $280,000 for previous acquisitions.

Cash flows provided by financing activities for the three months ended March 31, 2005 were $2,697,025 compared to a cash outflow of $457,551 for the same period in 2004. In the first quarter of 2005, the Company funded the Whitbread acquisition by borrowing $1,900,000 from its revolving credit facility with Fifth Third Bank. In addition, in February 2005 the Company announced that its registration statement filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes had gone effective. As a result, through March 31, 2005, the Company has issued $983,000 in renewable unsecured subordinated notes and incurred debt related issuance costs of $154,385.

We intend to use these funds to retire some of our long term debt, to provide additional funds for acquisitions and to supplement working capital.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At March 31, 2005 we had $1.7 million available under the facility.

Existing operations are expected to continue to generate positive cash flows. We will be required to make cash payments for additional consideration which we believe we will be able to meet from existing cash on hand and our revolving credit facility or from the continuing sale of renewable notes.

Consistent with our strategy, we expect to make additional acquisitions. In order to complete such acquisitions, additional sources of long term financing will be required.

To minimize cash outlays, we will continue to compensate employees with equity incentives where possible. We believe this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, in April 2003 our Board of Directors authorized an increase in the number of equity securities that can be issued under our existing stock plan from 5,000,000 shares to 7,000,000 shares. The Company's stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2003. On April 29, 2005, our Board of Directors authorized a further increase in the number of equity securities that can be issued under our existing stock plan, from 7,000,000 to 10,000,000, subject to the approval of such increase by our shareholders. While these increases will allow management greater flexibility in our use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders.

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of March 31, 2005, we had repurchased 50,664 shares of common stock. These are reflected as treasury stock on the balance sheet.

During the first three months of 2005, we experienced the following changes in our financial commitments:

- For having attained and surpassed PDI's performance objectives, we paid the former shareholders of PDI consideration of $280,000 in cash and 109,291 shares of common stock valued at $398,907, thus reducing the Company's potential financial commitment to the former PDI shareholders to $520,000 in cash and approximately $1,200,000 in common stock.

- On March 1, 2005, the Company acquired all of the issued and outstanding capital stock Whitbread Technology Partners, Inc. from the sole shareholder of Whitbread (the "shareholder"). The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's common stock ("Common Stock"), of which 19,245 were issued into escrow to secure certain obligations of the Shareholder under the Agreement. The initial consideration will be increased or decreased for any difference between the amount of Whitbread's net working capital at closing and $350,000, which was the benchmark level of working capital that was to be available at Closing. The Shareholder is eligible to receive contingent consideration in each of three successive annual performance periods commencing April 1, 2005 based upon Whitbread attaining specified earnings and revenue targets in each period. The contingent consideration in each period consists of a payment of $238,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $238,000 by the average closing price of Common Stock for the 15 trading days immediately preceding the last day of the applicable annual performance period. Pursuant to the Agreement, the total contingent cash payments and contingent stock payments payable to the Shareholder for all annual performance periods shall not exceed $1,428,000 in the aggregate. The final consideration is payable to the Shareholder on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2006. The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at Closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration.

- We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from January 1, 2006 to May 1, 2006.

- As of March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

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

There have been no changes in the Company's internal control over financial reporting during the three month period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART 2   OTHER INFORMATION

Item 1 - Legal Proceedings.

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26, 2004, Zanett's complaint against Immunomedics was heard in a non jury trial in U.S. District Court in Wilmington. A decision by the court is currently pending.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2005, we issued 109,291 unregistered shares of Common Stock valued at $398,907 as part of the consideration paid to former shareholders of PDI as a result of PDI having attained and surpassed its performance objectives. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On March 1, 2005, we issued 128,302 unregistered shares of Common Stock, of which 19,245 were issued into escrow, as part of the consideration for the acquisition of Whitbread, which was valued at $569,278 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the acquisition was announced after the date of closing. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933,as amended.

         The following table summarizes our equity security repurchases during the three months ended March 31, 2005:

                                                     (c)                    (d)
                                                 Total Number          Maximum Number
                  (a)              (b)           of Shares             of Shares that
                 Total           Average         Purchased as          May Yet Be
                 Number of       Price           Part of Publicly      Purchased
                 Shares          Paid per        Announced Plans       Under the Plans
Period           Repurchased     Share           or Programs           or Programs
------------     -----------     ---------       ----------------      ----------------
January 2005         -               -                 -                 105,825
February 2005        -               -                 -                 105,825
March 2005         6,489           $4.58               -                  99,336
                --------           -----             ----                -------
                   6,489           $4.58               -                  99,336
                ========           =====             ====                =======

(1) Effective May 1, 2003, our Board of Directors approved a stock repurchase program to allow us to repurchase up to an aggregate 150,000 shares of our common stock from time to time in the open market. As of March 31, 2005, 50,664 shares of common stock had been repurchased under the program.


Item 3 - Defaults Upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information

None

Item 6 - Exhibits.

1.1(1)        Distribution and Management Agreement between Zanett, Inc. and
              Sumner Harrington Ltd., dated February 1, 2005
2.1(2)        Stock Purchase Agreement by and among Whitbread Technology
              Partners, Inc, Zanett, Inc. and Joel D'Arcy, dated as of March 1,
              2005
4.1(1)        Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
3.1(3)        Certificate of Incorporation
3.2(3)        Bylaws
31.1(4)       Certification by Zanett's Chief Executive Officer, as required by
              Section 302 of the Sarbanes-Oxley Act of 2002
31.2(4)       Certification by Zanett's Chief Financial Officer, as required by
              Section 302 of the Sarbanes-Oxley Act of 2002
32.1(5)       Certification by Zanett's Chief Executive Officer, as required by
              Section 906 of the Sarbanes-Oxley Act of 2002
32.2(5)       Certification by Zanett's Chief Financial Officer, as required by
              Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(2) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed on March 7, 2005.
(3) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4) Filed herewith.
(5) Furnished herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

 Dated: May 23, 2005          /s/ David M. McCarthy
                                  --------------------------------------------
                                  David M. McCarthy, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: May 23, 2005          /s/ Jack M. Rapport
                                  --------------------------------------------
                                  Jack M. Rapport, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)