Form 10QSB
period 2005-06-30
ZANETT INC
filed 2005-08-15
CIK 1133872

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                                     0-32315
                              --------------------
                              (Commission File No.)

                                  ZANETT, INC.
                               -------------------
             (Exact Name of Registrant as specified in its charter)


                Delaware                            56-4389547
-------------------------------               -------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.)


               635 Madison Avenue, 15th Floor, New York, NY 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (646) 502-1800
                                 --------------
                (Issuer's telephone number, including area code)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                CLASS                   Outstanding at July 31, 2005
                -----                   ----------------------------
      Common stock $.001 Par Value              28,871,688


Transitional small business disclosure format (check one): Yes [ ] No [X]

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                            1

         Condensed Consolidated Balance Sheets as of June 30, 2005
           (unaudited) and December 31, 2004                              1

         Condensed Consolidated Statements of Operations for the three
           and six months ended June 30, 2005 and 2004 (unaudited)        2

         Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2005 and 2004 (unaudited)              3

         Notes to Condensed Consolidated Financial Statements             4
             (unaudited)

Item 2 - Management's Discussion and Analysis.                           17

Item 3 - Controls and Procedures.                                        28

PART II   OTHER INFORMATION                                              28

Item 1 - Legal Proceedings.                                              28

Item 2 - Unregistered Sales of Equity Securities.                        29

Item 3 - Defaults upon Senior Securities.                                29

Item 4 - Submission of Matters to a Vote of Security Holders.            29

Item 5 - Other Information.                                              30

Item 6 - Exhibits.                                                       30

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Zanett, Inc.
                      Condensed Consolidated Balance Sheets

                                                                June 30,
                                                                 2005          December 31,
                                                             (Unaudited)           2004
                                                             -----------       -----------
Assets
Current assets:
       Cash and cash equivalents                            $    579,730      $  1,877,040
       Accounts receivable net of allowance                    7,586,698         5,024,279
         for doubtful accounts of $183,282 and
         $191,204, respectively
       Unbilled revenue                                           67,371            90,711
       Prepaid expenses and other current assets               1,141,847           781,995
       Deferred income taxes                                      95,085           156,326
       Income tax receivable                                      30,826                 -
                                                            ------------      ------------
              Total current assets                             9,501,557         7,930,351

Property and equipment, net                                      657,674           556,596
Goodwill                                                      20,617,050        17,911,360
Other intangibles, net                                         1,031,395           972,242
Other assets                                                      23,427            47,570
Deferred income taxes                                              7,760            15,519
                                                            ------------      ------------
              Total assets                                  $ 31,838,863      $ 27,433,638
                                                            ============      ============

Liabilities and stockholders' equity Current liabilities:
       Accounts payable                                     $  1,405,394      $  1,141,857
       Accrued expenses                                        2,599,164         1,993,552
       Short-term debt                                         3,822,000         1,400,000
       Short-term renewable unsecured notes payable              770,400                 -
       Other current liabilities                               1,439,676         1,692,288
       Deferred revenue                                          211,598            37,156
       Income taxes payable                                            -            31,227
       Capital lease obligations                                  23,515                 -
                                                            ------------      ------------
              Total current liabilities                       10,271,747         6,296,080

Long-term renewable unsecured notes payable                    6,836,375         6,075,000
Other non-current liabilities                                  1,077,068         1,075,032
Deferred rent expense                                            104,466                 -
Deferred income taxes                                            523,089           592,090
                                                            ------------      ------------
              Total liabilities                               18,812,745        14,038,202
                                                            ------------      ------------
Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 28,850,563 and 28,564,003 shares
          issued and outstanding, respectively                    28,850            28,564
       Additional paid-in capital                             23,474,456        22,070,707
       Treasury stock, at cost; 55,458 and 44,175
          shares, respectively                                  (165,491)         (114,108)
       Notes receivable for stock subscriptions and
          accrued interest                                    (1,938,848)       (1,897,656)
       Accumulated deficit                                    (8,372,849)       (6,692,071)
                                                            ------------       -----------
               Total stockholders' equity                     13,026,118        13,395,436
                                                            ------------       -----------

              Total liabilities and stockholders' equity     $31,838,863       $27,433,638
                                                            ============       ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  Zanett, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
Revenues:                                                 2005           2004           2005          2004
                                                      -----------    ------------   -----------   -----------
Services                                              $ 8,932,464    $  6,256,883   $16,464,812   $10,206,347
Hardware                                                  900,152       1,283,269     1,745,672     2,918,339
                                                      -----------    ------------   -----------   -----------
Total revenues                                          9,832,616       7,540,152    18,210,484    13,124,686

Operating expenses:
    Costs of revenues
        Services                                        6,318,070       3,835,713    11,561,755     6,461,331
        Hardware                                          757,018       1,117,971     1,458,571     2,549,218
                                                        ---------       ---------     ---------     ---------
    Total cost of revenues                              7,075,088       4,953,684    13,020,326     9,010,549

Selling and marketing                                     898,130         630,366     1,707,133     1,072,273
General and administrative (including non-cash
  compensation and consulting expense of
  $200,348, $180,117, $435,850 and $360,110)            2,334,332       1,646,429     4,534,951     3,117,197
                                                      -----------    ------------   -----------   -----------
    Total operating expenses                            3,232,462       7,230,479     6,242,084    13,200,019
                                                      -----------    ------------   -----------   -----------
       Operating (loss)/income                           (474,934)        309,673    (1,051,926)      (75,333)
                                                      -----------    ------------   -----------   -----------

Other income/(expense):
  Interest income                                          23,156          33,507        45,918        77,774
  Interest expense                                       (345,550)       (207,464)     (583,846)     (412,519)
  Other, net                                                3,999          23,010        16,544        30,773
                                                      -----------    ------------   -----------   -----------
    Total other expense, net                             (318,395)       (150,947)     (521,384)     (303,972)
                                                      -----------    ------------   -----------   -----------
Income/(loss) before income taxes                        (793,329)        158,726    (1,573,310)     (379,305)

Income tax benefit/(provision)                            (88,198)        (61,252)     (107,468)      153,214
                                                      -----------    ------------   -----------   -----------
Net income/(loss)                                     $  (881,527)   $     97,474   $(1,680,778)  $  (226,091)
                                                      ===========    ============   ===========   ===========
Income/(Loss) per share - basic                       $     (0.03)   $       0.00   $     (0.06)  $     (0.01)
                                                      ===========    ============   ===========   ===========
Income/(Loss) per share - diluted                     $     (0.03)   $       0.00   $     (0.06)  $     (0.01)
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - basic            29,051,784      28,403,335    28,966,106    28,469,192
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - diluted          29,051,784      31,035,660    28,966,106    28,469,192
                                                      ===========    ============   ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  Zanett, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                     2005             2004
                                                                  -----------      ----------
Cash flows from operating activities:
Net loss                                                          $(1,680,778)     $ (226,091)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                               267,316         150,059
          Stock based compensation and services                       435,850         360,110
          Deferred income taxes                                             -        (149,282)
          Deferred rent expense                                       104,466               -
          Non-cash interest expense related to acquisitions            31,603          14,583
          Other                                                             -            (811)
          Changes in:
               Accounts receivable                                 (2,002,414)        880,003
               Unbilled revenue                                        79,723        (516,363)
               Interest receivable                                    (41,192)        (66,798)
               Prepaid expenses and other current assets               84,430          44,723
               Other assets                                            24,144          (1,166)
               Accrued expenses                                       411,988         300,027
               Accounts payable                                       144,019         291,497
               Other current liabilities                             (388,341)        270,174
               Income taxes payable                                   (62,053)              -
               Deferred revenue                                       174,442               -
                                                                  -----------      ----------
     Net cash (used in)/provided by operating activities           (2,416,797)      1,350,665
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired of
       of $366,628                                                 (1,784,376)       (681,956)
     Cash paid for contingent consideration related
       to acquisitions                                               (400,000)       (827,604)
     Additions to property and equipment                             (194,796)       (116,291)
                                                                  -----------      ----------
     Cash flows used in investing activities                       (2,379,172)     (1,625,851)
                                                                  -----------      ----------
Cash flows from financing activities:
     Issuance of notes payable to related party                             -         500,000
     Repayment of short term borrowings                                     -        (431,667)
     Payments for debt issuance costs                                (403,733)              -
     Redemptions of un secured notes                                 (200,000)              -
     Proceeds from issuance of unsecured notes                      1,731,775               -
     Proceeds from short term borrowings                            2,422,000               -
     Purchase of treasury stock                                       (51,383)        (25,884)
                                                                  -----------      ----------
     Cash flows provided by financing activities                    3,498,659          42,449
                                                                  -----------      ----------
Net decrease in cash and cash equivalents                          (1,297,310)       (231,926)
Cash and cash equivalents, beginning of period                      1,877,040       2,121,291
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $   579,730      $1,889,365
                                                                  ===========      ==========

Supplemental cash flow information:
Income taxes paid                                                 $    34,362      $   51,555
                                                                  ===========      ==========
Interest paid                                                     $   583,846      $  412,515
                                                                  ===========      ==========

Non-cash financing activity:
Shares issued for contingent consideration                        $   398,907      $  367,461
                                                                  -----------      ----------
Shares issued for acquisition                                     $   569,278               -
                                                                  -----------      ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  Zanett, Inc.
              Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10- QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's
Annual Report on Form 10-KSB, as amended. The results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.


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

To grow by acquisition, the Company utilizes a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement the Commonwealth's existing solutions sets and practices. As the Company adds new entrants to the Commonwealth it seeks to preserve the unique relationships they have with their clients and their core skill sets while expanding the solutions they can provide.

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

On December 4, 2003, the Company acquired DeltaData, Inc. (dba Delta Communications Group), based in Aliso Viejo, California which changed its name to Delta Communications Group, Inc. ("Delta"). Delta is a voice and data communications network integrator that sells IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks and provides related IT security, design and implementation solutions.

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

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net loss and basic and diluted loss per common share for the three and six months ended June 30, 2005 and 2004 would have been changed to the pro forma amounts shown below:

                                                  Three months ended June 30,
                                                 ----------------------------
                                                     2005             2004
                                                 -----------      -----------
  Net (loss)/income, as reported                $  (881,527)      $   97,474
  Add back: Stock-based compensation
    expense for employees included in
    reported net income                             108,000          135,624
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (349,447)        (352,426)
                                                 ----------       ----------
  Pro forma net loss after
    giving effect to SFAS 123                   $(1,122,974)      $ (119,328)
                                                 ==========       ==========

  Loss per common share:
   As reported - Basic                           $    (0.03)     $      0.00
               - Diluted                         $    (0.03)     $      0.00
   Pro forma   - Basic                           $    (0.04)     $      0.00
               - Diluted                         $    (0.04)     $      0.00


                                                  Six months ended June 30,
                                                 ----------------------------
                                                     2005             2004
                                                 -----------      -----------
  Net loss, as reported                         $(1,680,778)      $ (226,090)
  Add back: Stock based compensation
    expense for employees included in
    reported net loss                               271,379          139,224
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (788,066)        (574,231)
                                                 ----------       ----------
  Pro forma net loss after giving
    effect to SFAS 123                          $(2,197,465)      $ (661,097)
                                                 ==========       ==========

  Loss per common share:
   As reported - Basic                          $     (0.06)      $    (0.01)
               - Diluted                        $     (0.06)      $    (0.01)
   Pro forma   - Basic                          $     (0.07)      $    (0.02)
               - Diluted                        $     (0.07)      $    (0.02)


Note 4.     Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share do not give effect to any dilutive potentially issuable common shares outstanding during the period. As a result of the net loss, 2,098,017 and 2,596,788 of stock related to options outstanding have been excluded from the computation of loss per share for the three month and six month periods ended June 30, 2005 since their effect would be anti-dilutive.

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

The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's common stock ("Common Stock"), of which 19,245 were issued into escrow to secure certain obligations of the Shareholder under the Agreement. The Common Stock issued was valued at $569,278 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing based on the fact that the acquisition was announced after the date of Closing. The initial consideration was adjusted by $475,531 which represented the amount that the net working capital at Closing was greater than the benchmark level of working capital to have been provided by Whitbread of $350,000 as of March 1, 2005.

Whitbread's baseline earnings before interest, taxes, depreciation and amortization ("EBITDA") was $979,656 at December 31, 2004. Since their EBITDA was less than $1,000,000, as defined in the Agreement, 3,838 shares held in escrow will be returned to the Company which is an amount equal to the dollar amount of the $20,344 shortfall divided by $5.30 which was the closing price the day prior to the Closing. For accounting purposes, the value of the Common Stock held in escrow will be determined based on the closing price of the Common Stock upon its release which is still pending.

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

The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at Closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration. The Company estimates that transaction costs associated with the acquisition of Whitbread will total approximately $330,000.

The following table sets forth the components of the purchase price:

            Cash paid                                    $1,632,000
            Consideration payable - current                 475,531
            Deferred purchase consideration                 357,674
            Common stock issued                             569,278
            Estimated transaction costs                     330,000
                                                         ----------
            Total purchase price                         $3,364,483
                                                         ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon Whitbread's March 1, 2005 balance sheet:

          Current assets                               $1,135,477
          Property and equipment                           29,238
          Intangible assets                               200,000
          Other assets                                        190
          Liabilities assumed, current                   (352,270)
          Liabilities assumed, non current                (18,753)
                                                       ----------
          Fair value of assets acquired                   993,882
                                                       ----------
          Estimated goodwill                           $2,370,601
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

In addition to the above payments, additional consideration is comprised of a payment of $457,258 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company recorded these amounts at their present value of $1,513,618 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. The transaction costs for the acquisition were $95,241.

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. The Company has accrued $6,786 in consideration payable for the second annual period through June 30, 2005.

On December 31, 2004 the Company recorded a purchase price adjustment for overstated receivables that reduced the first anniversary payment to CNT in connection with the final net asset calculation in the amount of $123,781.

On June 30, 2005 the Company paid $456,258 to CNT. Of that amount, $364,649 represented the additional consideration due on the first anniversary, $58,664 represented contingent consideration based on net income and $33,945 represented net receivables that we received from clients that were owed to CNT less certain expenses we paid on behalf of CNT.

The Company funded the cash portion of the purchase price paid at Closing from existing cash on hand.

The following table sets forth the components of the purchase price as of June 30, 2005:

         Cash paid                                     $1,441,943
         Consideration payable - current                  369,598
         Consideration payable - non-current              674,616
         Transaction costs                                 95,241
                                                       ----------
         Total purchase price                          $2,581,398
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

          Accounts receivable                          $1,625,612
          Unbilled revenue                                 94,820
          Prepaid expenses and other current assets         8,333
          Office equipment and software, net               39,337
          Other intangibles                               476,000
          Accrued expenses                               (125,844)
          Deferred tax liability                         (190,400)
                                                       ----------
          Fair value of net assets acquired             1,927,858
                                                       ----------
          Goodwill                                     $  653,540
                                                       ==========

None of the goodwill associated with the acquisition of INRANGE Global Consulting is expected to be deductible for tax purposes.


Note 6.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of INRANGE Global Consulting and Whitbread Technology Partners, Inc. acquired on April 23, 2004, and March 1, 2005, respectively, had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.


                           Three months ended June 30,  Six months ended June 30,
                           ---------------------------  -------------------------
                               2005            2004         2005          2004
                           -----------     -----------  -----------   -----------
Revenues                   $ 9,832,616     $ 8,296,748  $18,945,399   $17,849,567
Net (loss)/income          $  (881,527)    $    78,782  $(1,587,962)  $   646,814
Net loss per common share
  - Basic                  $     (0.03)    $      0.00  $     (0.05)  $      0.02
  - Diluted                $     (0.03)    $      0.00  $     (0.05)  $      0.02


Note 7.       Other Intangibles

Intangibles and long-lived assets consisted of the following at June 30, 2005 and December 31, 2004:

                       June 30, 2005                 December 31, 2004
              -------------------------------   --------------------------
               Gross    Accumulated  Net        Gross    Accumulated  Net
               Carrying Amortization Carrying   Carrying Amortization Carrying
               Value    Amount       Value      Value    Amount       Value
               -------- ------------ --------   -------- ------------ -------
Long-term
 Contracts    $390,000  $(157,500)   $232,500   $390,000  $(112,500) $277,500
Customer
 Relationships 687,000   (155,402)    531,598    587,000    (88,912)  498,088
Non-compete
 Agreement     100,000     (6,667)     93,333          -          -         -
Trade names    208,000    (34,036)    173,964    208,000    (11,346)  196,654
              --------   ---------   --------   -------    --------   -------
Total       $1,385,000  $(353,605) $1,031,395 $1,185,000  $(212,758) $972,242
              ========  =========    ========  =========  =========  ========

Amortization expense was $73,787 and $41,500 for the three month ended June 30, 2005 and 2004, respectively and $140,847 and $64,000 for the six months ended June 30, 2005 and 2004, respectively. Based on the Company's amortizable intangible assets as of March 31, 2005, the Company expects related amortization expense for the remainder of 2005 and the four succeeding fiscal years to approximate $147,000, $295,000, $295,000, $212,000 and $74,000.


Note 8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2005, was as follows:

                                 Commercial       Government
                                 Solutions        Solutions         Total
                               -------------    -------------    -----------
Balance at January 1, 2005      $14,681,962      $ 3,229,398     $17,911,360
Whitbread acquisition             2,670,920                -       2,670,920
Adjustment to goodwill
    acquired - INRANGE
    Global Consulting                34,770                -          34,770
                                -----------      -----------     -----------
Balance at June 30, 2005        $17,387,652      $ 3,229,398     $20,617,050
                                ===========      ===========     ===========

Recorded goodwill has not been amortized and no impairment losses have been recognized during the six month period ended June 30, 2005. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 9.    Related Party Transactions

The Company paid a related party for office space, computer equipment, telephone and other administrative support provided by the related party through March 2005. The related party and the Company have common majority ownership. In April 2005, the Company moved its corporate headquarters which effectively ended this arrangement. For the three months ended June 30, 2005 and 2004, the Company recorded administrative expenses in the amounts of $0 and $53,250 respectively, for those services.

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

For the three months ended June 30, 2005, the Company had one customer that accounted for 10% of total revenue. For the six months ended June 30, 2005, the Company also had one customer that accounted for approximately 10% of total revenue.

For the three months ended June 30, 2004, the Company had one customer that accounted for 14% of total revenue. For the six months ended June 30, 2004, the Company had two customers that accounted for approximately 15% and 10% of total revenue.

At June 30, 2005, the Company had one customer that accounted for 10% of accounts receivable. At December 31, 2004, the Company had one customer that accounted for 14% of accounts receivable.

At June 30, 2004, the Company had one customer that accounted for 10% of accounts receivable. At December 31, 2003, the Company had two customers that accounted for 16% and 14% of accounts receivable.

A significant amount of PDI's revenue and receivables relate to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.


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

As of June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

As of June 30, 2005, we have outstanding borrowings on this loan of $3,822,000 which due to a subjective acceleration clause in the credit agreement with Fifth Third are required to be classified as a current liability under EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

Note 13.    Notes Payable

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. The table below presents the Company's outstanding notes payable as of June 30, 2005:


                                            Principal                           Weighted
                           Original Term    Amount           Percentage        Average Rate
Renewable unsecured        3 months          $158,752          10.4%              5.21%
subordinated notes         6 months            95,150           6.2%              4.85%
                           1 year             516,498          33.7%              6.08%
                           2 years            313,075          20.4%              6.79%
                           3 years            224,800          14.7%              7.38%
                           4 years            126,000           8.2%              7.75%
                           5 years             20,000           1.3%              7.95%
                           10 years            77,500           5.1%              8.66%
                           Total           $1,531,775         100.0%              6.55%

Less current portion of notes payable:       (770,400)
                                           ----------
Long-term portion                            $761,375
Notes payable to principal shareholder,
       11% interest, quarterly interest
       payments, matures August 1, 2006     4,575,000
Note payable to financial institution,
       15% interest, quarterly interest
       payments, matures January 2, 2007    1,500,000
                                           ----------
Total long-term notes payable              $6,836,375
                                           ----------

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

There were no allocations of corporate costs to the segments. All of the Company's operations during the first six months of 2005 and 2004 were in the United States.

The table below presents the revenue and operating income (loss) attributable to the reported segments for the six months ended June 30, 2005 and 2004 with a reconciliation to consolidated pre-tax income.

                                     Revenues                Operating Income
                             -------------------------   -------------------------
                                2005          2004           2005         2004
                             -----------   -----------   -----------   -----------
Commercial Solutions         $13,827,468   $ 9,305,998   $   109,694   $   477,953
Government Solutions           4,383,016     3,818,688       462,787       601,375
                             -----------   -----------   -----------   -----------
Total segments               $18,210,484   $13,124,686       572,481     1,079,329
                             ===========   ===========
Unallocated corporate operating expenses                  (1,624,407)   (1,154,661)
                                                         -----------   -----------
Consolidated operating loss                               (1,051,926)      (75,333)
Interest expense, net                                       (537,928)     (334,745)
Other income                                                  16,544        30,773
                                                         -----------   -----------
Consolidated pre-tax loss, as reported                   $(1,573,310)  $  (379,305)
                                                         ===========   ===========


The table below presents information about the reported segments for the three months ended June 30, 2005 and 2004 with a reconciliation to consolidated pre-tax income.


                                      Revenue                Operating Income
                             -------------------------   -------------------------
                                2005          2004           2005          2004
                             -----------   -----------   -----------   -----------
Commercial Solutions         $ 7,527,753   $ 5,525,735   $    96,752   $   485,786
Government Solutions           2,304,863     2,014,417       350,373       346,465
                             -----------   -----------   -----------   -----------
Total segments               $ 9,832,616   $ 7,540,152   $   447,125   $   832,251
                             ===========   ===========
Unallocated corporate operating expenses                    (922,059)     (522,578)
                                                         -----------   -----------
Consolidated operating (loss)/gain                          (474,934)      309,673
Interest (expense)/income, net                              (322,394)     (172,875)
Other income                                                   3,999        21,928
                                                         -----------   -----------
Consolidated pre-tax (loss)/income as reported           $  (793,329)  $   158,726
                                                         ===========   ===========


The following table presents total assets by segment at June 30, 2005 and December 31, 2004, with a reconciliation of aggregate segment assets to consolidated total assets.


                                June 30,     December 31,
                                  2005           2004
                              ------------   ------------
Commercial IT Solutions       $ 24,315,802   $ 19,569,587
Government IT Solutions          5,784,149      5,469,282
                              ------------   ------------
Total segments                $ 30,099,951   $ 25,038,869
Unallocated amounts:
   Prepaid expenses                671,218        364,924
   Fixed assets                    169,298        156,352
   Deferred taxes - current         95,085        156,326
   Other assets                    148,917         76,737
   Income tax receivable            30,826              -
   Deferred taxes - non current      7,760         15,519
   Cash                            615,808      1,624,911
                              ------------   ------------
Total assets as reported      $ 31,838,863   $ 27,433,638
                              ============   ============


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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements from the adoption of SFAS 154 since it currently does not anticipate any voluntary changes to its accounting policies.

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

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, as filed with the Securities and Exchange Commission.

Overview

Our second quarter was characterized by transformation in both our government and commercial solutions segments. Our Government Solutions segment consists of our wholly-owned subsidiary Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. Our Commercial Solutions segment, consisting of the practices that evolved from the acquisitions of Back Bay Technologies ("BBT"), Brandywine Computer Group ("BCG"),Delta Communications Group ("Delta"),the INRANGE Global Consulting division of Computer Network Technology Corporation which was merged with BCG, and the combined units operated under the name INRANGE Consulting Corporation ("ICC"), and Whitbread Technology Partners, Inc. ("Whitbread"), provides full lifecycle, end-to-end business solutions based principally on the Oracle suite of software products, to Fortune 500 class companies and large government agencies.

During the second quarter we launched an initiative to significantly expand our Government Solutions business. To aid us in this effort, we recruited R. Evans Hineman to our board of directors. Mr. Hineman was the former Deputy Director for Science and Technology of the United States Central Intelligence Agency, the former President of TASC, which was acquired by Litton Industries and subsequently by Northrop Grumman, and president of the National Security Solutions Group of ManTech International Corporation. We believe Mr. Hineman will be instrumental in advancing our growth strategy, which continues to focus on providing comprehensive data exploitation, analysis and representation, and C4 solutions to the defense and intelligence communities ("DEXARC4"). While there can be no assurance that our strategy will be successful, we are aggressively pursuing acquisitions in this area that will complement and supplement our existing government operations. Our objective is to become a premier, mid-tier contractor in the DEXARC4 space, remaining small enough to be innovative, agile, cost competitive and responsive to customer needs, while also being large enough to serve as a DEXARC4 prime contractor for an increasing number of mid-sized contracts that we anticipate will result from the current transformation underway in the intelligence and defense communities.

During the first quarter of 2005 we initiated a project to consolidate the operations of the Commercial Solutions segment units into a subsidiary named Zanett Commercial Solutions, Inc., which we anticipate completing in the third quarter of 2005. While we intend to preserve the distinctive competencies and customer relationships of the individual Commonwealth Members BBT, ICC, Delta and Whitbread, this consolidation will help these complementary businesses to provide more comprehensive solutions to our customers, leverage our marketing capabilities and achieve greater back-office economies of scale and efficiencies. The CEO of ICC, Robert Wise, was appointed President of Zanett Commercial Solutions effective April 1, 2005. During the second quarter of 2005, demand for commercial solutions, particularly in the core business systems space in which this segment operates, remained anemic. This problem was exacerbated by the confusion and hesitation among potential customers produced by the consolidation of the Oracle, PeopleSoft and JD Edwards companies. Demand for the kinds of integration and new application development we provide, that are typically fueled by purchases of new software, was thus adversely affected. These conditions notwithstanding, our Commercial Segment won several new customer relationships during the first half of 2005, the most notable of which was the State of Indiana Government Management Information Systems Office, for whom we will provide PeopleSoft implementation services. While there can be no assurance that we will continue to win new business of this nature, or obtain repeat business from our existing customers, we believe that stepped up marketing efforts and the coordination and joint delivery of our now complementary JD Edwards - PeopleSoft - Oracle skillsets will result in an improved climate for this segment during the latter part of the year.

Three months 2005 versus 2004

The following table summarizes and compares our operating performance for the three month periods ended June 30, 2005 and June 30, 2004.

                                  Quarter Ended June 30,       Increase/(Decrease)
                                     2005             2004         $            %
Revenues:
  Commercial                      7,527,753         5,525,735   2,002,018       36%
  Government                      2,304,863         2,014,417     290,446       14%
                                  -------------------------------------------------
                                  9,832,616         7,540,152   2,292,464       30%

Cost of Revenues:
  Commercial                      5,631,008         3,711,207   1,919,801       52%
  Government                      1,444,080         1,242,477     201,603       16%
                                  -------------------------------------------------
                                  7,075,088         4,953,684   2,121,404       43%

Selling and Marketing:
  Commercial                        843,302           568,832     274,470       48%
  Government                         54,828            61,534      (6,706)     -11%
                                  -------------------------------------------------
                                    898,130           630,366     267,764       42%

General and Administrative
  Commercial                        956,691           759,910     196,781       26%
  Government                        455,582           363,941      91,641       25%
                                  -------------------------------------------------
                                  1,412,273         1,123,851     288,422       26%

Segment Operating Income:
  Commercial                         96,752           485,786    (389,034)     -80%
  Government                        350,373           346,465       3,908        1%
                                  -------------------------------------------------
                                    447,125           832,251    (385,126)     -46%

  Corporate Expense                 922,059           522,577     399,482       76%
                                  -------------------------------------------------

Operating (loss)/income:           (474,934)          309,673    (784,607)    -253%

  Interest Expense, Net             322,394           172,875     149,519       86%
  Other (Income) / Expense           (3,999)          (21,928)     17,929      -82%
  Income tax provision/(benefit)     88,198            61,252      26,946       44%
                                  -------------------------------------------------

Net (loss)/income                  (881,527)           97,474    (979,001)   -1004%

Our operating segments generated revenues of $9,832,616 for the three months ended June 30, 2005 versus revenues of $7,540,152 for the three months ended June 30, 2004, an increase of 30%. This increase was attributable to the acquisition of Whitbread and the inclusion of ICC for the full quarter as compared to only two months in the prior year. While revenues increased 30%, costs of revenues also increased by 43% resulting in a decrease in gross margin from 34% in the second quarter of 2004 to 28% in the second quarter of 2005. With demand for commercial solutions remaining tepid during the second quarter of 2005 and the competition for new customers and consulting engagements intensifying in the commercial solutions marketplace, we stepped up our marketing efforts primarily in the commercial segment. As a result, selling and marketing expenses increased 42%, from $630,366 in the quarter ended June 30, 2004 to $898,130 for the second quarter of 2005.

As our company has grown, so too have general and administrative costs, which, excluding corporate expenses' rose 26% in the second quarter of 2005 compared to the second quarter of 2004. This increase was primarily due to our decision in 2005 to invest in our Government Solutions segment by taking billable engineers to fill non-billable managerial positions in connection with high-level, classified government contract opportunities, and an increase in non-cash expenditures primarily for depreciation and stock based compensation for the retention of key management.

Corporate expense also rose in connection with our growth. Professional fees for accounting, tax and legal assistance increased because of the acquisitions of ICC and Whitbread, in particular. These increased expenses, as well as the move of our corporate headquarters in New York in April 2005 and the addition of corporate staff all resulted in an 76% increase in total corporate expenses for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. These increased corporate expenditures more than offset the operating income generated by our two operating segments, resulting in an operating loss of $474,934 in the second quarter of 2005 versus operating income of $309,673 in the second quarter of 2004.

Our borrowings are higher in 2005 as a result of the acquisition of Whitbread and the issuance of our Renewable Unsecured Subordinated Notes. Our net interest expense rose 86%, from $172,875 in the second quarter of 2004 to $322,394 in the second quarter of 2005. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report).

In the second quarter of 2005 we recorded an income tax provision related to our net loss in the amount of $88,198 versus a charge of $61,252 in the second quarter of 2004. The provision relates to state taxes. We have not recognized an income tax benefit related to our losses for federal taxes because we don't believe it is more likely than not that the losses will be realized. As a result of the overall increase in non-operating expenditures and the income and expense results noted above, our net loss for the second quarter of 2005 was $881,527 versus net income of $97,474 recorded for the second quarter of 2004.


Commercial Solutions

Our Commercial Solutions segment generated revenues of $7,527,753 in the quarter ended June 30, 2005, an increase of 36% over the $5,525,735 generated in the second quarter of 2004. This increase was primarily attributable to approximately a $1,544,000 contribution from Whitbread, which was acquired in March 2005.

While revenue increased 36%, costs of revenues increased 52%, resulting in a decrease in gross margin from 33% in the second quarter of 2004 to 25% in the second quarter of 2005 primarily due to increased costs related to contract employees and cost overruns on two fixed-price contracts which were absorbed in order to maintain a key customer relationship. Our decision to absorb these cost overruns successfully positioned ourselves with the customer and as a result we have subsequently received additional work from them.

Our growth also caused selling and marketing expenses to increase, year over year, 48%, to $843,302 for the quarter ended June 30, 2005, as compared with $568,832 during the quarter ended June 30, 2004. Continued softness in demand for IT solutions prompted us to increase our marketing activities, and these are also reflected in the increase.

General and administrative expenses for the second quarter of 2005 were $956,691 as compared with $759,910 in the second quarter of 2004, representing an increase of $196,781, or 26%. The bulk of this increase was attributable to the addition of Whitbread.

Operating income in our Commercial Solutions segment was $96,752 in the second quarter of 2005 versus $485,786 in the comparable prior year period.


Government Solutions

Our Government Solutions segment continued to grow organically in the second quarter. PDI experienced a revenue increase of 14% to $2,304,863 in the second quarter of 2005 from $2,014,417 in the second quarter of 2004.

Costs of revenues, principally compensation costs for professional staff, increased 16% to $1,444,080 during the quarter ended June 30, 2005 versus $1,242,477 in the quarter ended June 30, 2004. PDI's gross margins decreased from 38% in the second quarter of 2004 to 37% in the second quarter of 2005 primarily due to using some of our senior, billable consultants to respond to requests for proposals for new business opportunities; however, we believe that doing so has positioned us well to win new business from existing clients and from new clients in the future.

Selling and marketing expenses decreased 11% to $54,828 in the quarter ended June 30, 2005 from $61,534 during the quarter ended June 30, 2004.

General and administrative expenses for the quarter ended June 30, 2005 were $455,582 as compared with $363,941 in the comparable prior year period, representing an increase of $91,641, or 25%. This increase was primarily due to increases in headcount and the recruiting, relocation and training costs associated with the hiring of additional personnel having the skills and government clearances required for employment in this segment.

Operating income in the Government Solutions segment for the quarter ended June 30, 2005 was $350,373, up from $346,465 for the quarter ended June 30, 2004.


Corporate

Corporate general and administrative expenses for the quarter ended June 30, 2005 were $922,059 versus $522,577 in the quarter ended June 30, 2004. The increase was primarily attributable to an increase in audit and tax planning activities, and expenses associated with the move of our corporate headquarters in Manhattan. In addition, we have hired additional staff in our New York headquarters to improve our oversight capabilities.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $474,934 for the quarter ended June 30, 2005 compared to income of $309,673 for the comparable period last year. The difference in profitability for the two periods was largely due to cost overruns on two projects and the incurrence of non-cash general and administrative expenditures primarily for depreciation, amortization, outside consultants and retention of key personnel of $339,000 for the quarter ended June 30, 2005, versus only $256,000 for the quarter ended June 30, 2004.

Net interest expense increased $149,519, or 86%, to $322,394 in the quarter ended June 30, 2005 from $172,875 in the quarter ended June 30, 2004. The increase was principally attributable to short term working capital borrowings, the issuance of our Renewable Unsecured Subordinated Notes and interest expense associated with the acquisition of Whitbread (for additional information regarding this acquisition, refer to Note 5 to the Company's Condensed Consolidated Financial Statements included elsewhere in this report).

Other income decreased to $3,999 for the quarter ended June 30, 2005 versus $21,928 for the quarter ended June 30, 2004. In the second quarter of 2005, we recorded an income tax provision of $88,198 versus a provision of $61,252 in the same quarter last year.

As a result of the above, for the quarter ended June 30, 2005, we reported a net loss of $881,527 compared to net income of $97,474 for the quarter ended June 30, 2004.


Six months 2005 versus 2004

                                    Six Months Ended June 30,  Increase/(Decrease)
                                     2005             2004         $            %
Revenues:
  Commercial                      13,827,468        9,305,998   4,521,470       49%
  Government                       4,383,016        3,818,688     564,328       15%
                                  -------------------------------------------------
                                  18,210,484       13,124,686   5,085,798       39%

Cost of Revenues:
  Commercial                      10,139,346        6,552,100   3,587,246       55%
  Government                       2,880,980        2,458,449     422,531       17%
                                  -------------------------------------------------
                                  13,020,326        9,010,549   4,009,777       45%

Selling and Marketing:
  Commercial                       1,597,717          975,903     621,814       64%
  Government                         109,416           96,370      13,046       14%
                                  -------------------------------------------------
                                   1,707,133        1,072,273     634,860       59%

General and Administrative
  Commercial                       1,980,711        1,300,041     680,670       52%
  Government                         929,833          662,494     267,339       40%
                                  -------------------------------------------------
                                   2,910,544        1,962,535     948,009       48%

Segment Operating Income:
  Commercial                         109,964          477,954    (368,260)     -77%
  Government                         462,787          601,375    (138,588)     -23%
                                  -------------------------------------------------
                                     572,481        1,079,329    (506,848)     -47%

  Corporate Expense                1,624,407        1,154,662     469,745       41%
                                  -------------------------------------------------

Operating (loss)/income:          (1,051,926)         (75,333)   (976,593)    1296%

  Interest Expense, Net              537,928          334,745     203,183       61%
  Other (Income) / Expense           (16,544)         (30,773)     14,229      -46%
  Income tax provision/(benefit)     107,468         (153,214)    260,682     -170%
                                  -------------------------------------------------

Net (loss)/income                 (1,680,778)        (226,091) (1,454,687)    643%

Our operating segments generated revenues of $18,210,484 for the six months ended June 30, 2005 versus revenues of $13,124,686 for the six months ended June 30, 2004, an increase of 39%. This increase was primarily attributable to the acquisition of Whitbread and the inclusion of ICC for the full six months as compared to only two months in the prior year. Revenues increased 39% while costs of revenues increased by 45% resulting in a decrease in gross margin from 31% in the first six months of 2004 to 29% in the first six months of 2005. With demand for commercial solutions remaining tepid as we began 2005 and the competition for new customers and consulting engagements intensifying in the commercial solutions marketplace, we stepped up our marketing efforts. As a result, selling and marketing expenses increased 59%, from $1,072,273 in the six months ended June 30, 2004 to $1,707,133 for the same period in 2005.

General and administrative costs, excluding corporate expenses, rose 48% in the six month period ending June 30, 2005 compared to the six months ended June 30, 2004. This increase was primarily due to the inclusion of ICC for the full six months as compared to only two months in the prior year and the acquisition of Whitbread which accounted for approximately $276,000 in costs or 46% of the increase in the current year.

Corporate expenses also rose in connection with our growth. Professional fees for accounting, tax and legal assistance increased because of the acquisitions of ICC and Whitbread, in particular. These increased expenses, as well as the move of our corporate headquarters in New York in April 2005 and the addition of corporate staff all resulted in a 41% increase in total corporate expenses. These increased corporate expenditures more than offset the operating income generated by our two operating segments, resulting in an operating loss of $1,051,926 for the first six months of 2005 versus an operating loss of $75,333 for the first six months of 2004.

Our borrowings are higher in 2005 as a result of the acquisition of Whitbread and the issuance of Renewable Unsecured Subordinated Notes. Our net interest expense rose 61%, from $334,745 during the first six months of 2004 to $537,928 for the same period this year. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report).

For the six months ended June 30, 2005 we recorded an income tax provision related to our net loss in the amount of $107,468 versus a tax benefit of $153,214 in the comparable period of 2004. As a result of the overall increase in non-operating expenditures our net loss for the first six months of 2005 was $1,680,778 versus a loss of $226,901 for the same period last year.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $13,827,468
For the six months ended June 30, 2005, an increase of 49% over the $9,305,998 generated in the same period in 2004. This increase was primarily attributable to approximately a $1,544,000 contribution from Whitbread acquired in March 2005 and the inclusion of ICC for the full six months as compared to only two months in the prior year.

Revenue increased 49% while costs of revenues increased 55%, resulting in a decrease in gross margin from 30% in the first six months of 2004 to 27% in the first six months of 2005 primarily due to increased costs related to contract employees and cost overruns on two fixed-price contracts which were absorbed in order to maintain the customer relationship. Our decision to absorb these cost overruns successfully positioned ourselves with the customer and as a result we have subsequently received additional work from them.

Our growth also caused selling and marketing expenses to increase, year over year, 64%, to $1,597,717 for the six months ended June 30, 2005, as compared with $975,903 for the first six months of 2004. Continued softness in demand for IT solutions prompted us to increase our marketing activities, and these are also reflected in the increase.

General and administrative expenses for the first six months of 2005 were $1,980,711 as compared with $1,300,041 in the comparable period of 2004, representing an increase of $680,670, or 52%. The bulk of this increase was attributable to the addition of Whitbread and the inclusion of ICC for the full six months as compared to only two months in the prior year period.

As a result of the above, operating income in our Commercial Solutions segment was $109,694 in the first six months of 2005 versus $477,953 in the comparable prior year period.

Government Solutions

Our Government Solutions segment experienced a revenue increase of 15% to $4,383,016 in the first six months of 2005 from $3,818,688 in the comparable prior year period.

Costs of revenues, principally compensation costs for professional staff, increased 17% to $2,880,980 during the six months ended June 30, 2005 versus $2,458,449 in the first six months of 2004. Our gross margins decreased from 36% to 34% primarily due to our using some of our senior consultants in non-billable security issues and project management efforts; however, we believe that doing so has positioned us well to win new business from existing clients and from new clients in the future.

Selling and marketing expenses increased 14% to $109,416 in the first six months of 2005 from $96,370 in the comparable prior year period.

General and administrative expenses for the six months ended June 30, 2005 were $929,833 as compared with $662,494 in the comparable prior year period, representing an increase of $267,339, or 40%. This increase was primarily due to increases in headcount and the recruiting, relocation and training costs associated with the hiring of additional personnel having the skills and government clearances required for employment in this segment.

As a result of the above, operating income in the Government Solutions segment for the first six months of 2005 was $462,787, down from $601,375 for the six months ended June 30, 2004.

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

Corporate

Corporate general and administrative expenses for the six months ended June 30, 2005 were $1,624,407 versus $1,154,662 for the six months ended June 30, 2004. The increase was primarily attributable to an increase in audit and tax planning activities, and expenses associated with the move of our corporate headquarters in Manhattan. In addition, we have hired additional staff in our New York headquarters to improve our oversight capabilities.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $1,051,926 for the six months ended June 30, 2005 compared to a loss of $75,333 for the comparable period last year. The operating loss for the six months ended June 30, 2005 was largely due to the cost overruns on two projects, an increase in selling and marketing costs of approximately a $634,000, approximately $250,000 in additional professional fees, approximately $114,000 in depreciation and amortization charges primarily for acquired intangible assets and approximately $76,000 in stock based compensation for public relations work and the retention of key management.

Net interest expense increased $203,183, or 61%, to $537,928 for the six months ended June 30, 2005 from $334,745 in the comparable prior year period. The increase was due to higher borrowings in 2005 as a result of the acquisition of Whitbread and the issuance of our Renewable Unsecured Subordinated Notes. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report).

Other income decreased to $16,544 for the six months ended June 30, 2005 versus $30,773 for the same period last year. In the current year, we recorded an income tax provision of $107,468 versus a benefit of $153,214 for the period last year. We have not recognized an income tax benefit related to our losses for federal taxes because we don't believe it is more likely than not, that the losses will be realized.

As a result of the above, for the six months ended June 30, 2005, we reported a net loss of $1,680,778 compared to a net loss of $226,091 for the six months ended June 30, 2004.


Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, during the first six months of 2005. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.


Liquidity and Capital Resources

At June 30, 2005 the Company had cash and cash equivalents of $579,730, representing a 69% decrease of $1,297,310 from the December 31, 2004 year-end balance of $1,877,040.

Cash flows used in operating activities was $2,416,797 for the six months ended June 30, 2005 compared to cash flows provided by operating activities of $1,350,665 for the same period last year. This was primarily due to the net loss for the period of $1,680,778 and the increase in accounts receivable.

The cash flows used in investing activities was $2,379,172 for the six month period ended June 30, 2005 compared to a cash outflow of $1,625,851 for the corresponding period in 2004. The outflow primarily reflects the Company's acquisition of Whitbread and contingent purchase consideration payments of $400,000.

Cash flows provided by financing activities for the six months ended June 30, 2005 were $3,498,659 versus $42,449 for the same period in 2004. In the first six months of 2005, the Company funded the Whitbread acquisition by borrowing $1,900,000 from its revolving credit facility with Fifth Third Bank. In addition, in February 2005 the Company announced that its registration statement filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes had gone effective. Through June 30, 2005, the Company has issued $1,731,775 in renewable unsecured subordinated notes net of redemptions and incurred debt related issuance costs of $403,733.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At June 30, 2005 we had $1.178 million available under the facility.

We will be required to make cash payments for additional consideration which we believe we will be able to meet from existing cash on hand and our revolving credit facility or from the continuing sale of renewable notes.

Consistent with our strategy, we expect to make additional acquisitions. In order to complete such acquisitions, additional sources of long term financing will be required.

To minimize cash outlays, we will continue to compensate employees with equity incentives where possible. We believe this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. On April 29, 2005, our Board of Directors authorized a further increase in the number of equity securities that can be issued under our existing stock plan, from 7,000,000 to 10,000,000, subject to the approval of such increase by our shareholders. The Company's stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2005. While these increases will allow management greater flexibility in our use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders.

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of June 30, 2005, we had repurchased 55,458 shares of common stock. These are reflected as treasury stock on the balance sheet.

During the first six months of 2005, we experienced the following changes in our financial commitments:

- For having attained and surpassed PDI's performance objectives, we paid the former shareholders of PDI consideration of $400,000 in cash and 109,291 shares of common stock valued at $398,907, thus reducing the Company's potential financial commitment to the former PDI shareholders to $400,000 in cash and approximately $1,200,000 in common stock.

- On March 1, 2005, the Company acquired all of the issued and outstanding capital stock Whitbread Technology Partners, Inc. from the sole shareholder of Whitbread (the "shareholder"). The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's common stock ("Common Stock"), of which 19,245 were issued into escrow to secure certain obligations of the Shareholder under the Agreement. The initial consideration was adjusted for at June 30, 2005 in the amount of $475,531. This adjustment represented the amount that the net working capital at Closing was greater than the benchmark level of working capital to have been provided by Whitbread of $350,000 as of March 1, 2005. The Shareholder is eligible to receive contingent consideration in each of three successive annual performance periods commencing April 1, 2005 based upon Whitbread attaining specified earnings and revenue targets in each period. The contingent consideration in each period consists of a payment of $238,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $238,000 by the average closing price of Common Stock for the 15 trading days immediately preceding the last day of the applicable annual performance period. Pursuant to the Agreement, the total contingent cash payments and contingent stock payments payable to the Shareholder for all annual performance periods shall not exceed $1,428,000 in the aggregate. The final consideration is payable to the Shareholder on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2006. The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at Closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration.

- We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from May 1, 2006 to August 1, 2006.

- As of June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.


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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its consolidated financial statements from the adoption of SFAS 154 since it currently does not anticipate any voluntary changes to its accounting policies.


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

There have been no changes in the Company's internal control over financial reporting during the six month period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.



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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         The following table summarizes our equity security repurchases during the six months ended June 30, 2005:

                                            (c) (d) Total Number Maximum Number
                  (a) (b) of Shares of Shares that Total Average Purchased as
                 May Yet Be Number of Price Part of Publicly Purchased Shares Paid per Announced Plans Under the Plans

Period           Repurchased  Share     or Programs        or Programs
-------------   ---------    --------- -----------------  ----------------
January 2005         -           -            -                 105,825
February 2005        748       $5.35          -                 105,077
March 2005         7,258       $4.70          -                  97,819
April 2005           -           -            -                  97,819
May 2005           1,712       $3.94          -                  96,107
June 2005          1,565       $3.23          -                  94,542
                ---------    --------- -----------------  ----------------
                  11,283       $4.58          -                  94,542
                =========   =========  =================  ================

(1) Effective May 1, 2003, our Board of Directors approved a stock repurchase program to allow us to repurchase up to an aggregate 150,000 shares of our common stock from time to time in the open market. As of June 30, 2005, 55,458 shares of common stock had been repurchased under the program.


Item 3 - Defaults Upon Senior Securities.

None


Item 4 - Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 17, 2005, at the Company's offices at 635 Madison Avenue, New York, New York, 10022. The following three matters were submitted to a vote of the Company's shareholders:

1. The election to the Board of Directors of David M. McCarthy, Claudio Guazzoni, L. Scott Perry, Mohan Trikha, Leonard Goldstein, William H. Church and General Jay Kelley; and,
2. The ratification of the amendment and restatement of the Zanett Stock Plan, under which amendment the total number of shares of common stock available under the Plan was increased form 7,000,000 to 10,000,000.
3. The ratification of the appointment of the Company's independent auditors, Deloitte & Touche LLP.

Shareholders' votes were received in person at the meeting and by proxy. All three proposals were approved by the shareholders. Of the 28,716,869 shares of record for the meeting, 25,562,631 shares were voted. The table below presents the results of the voting for each matter.

                          Votes For    Votes Against  Abstentions     Unvoted
                          ----------   -------------  -----------    ---------
Election of Directors:
  William Church          24,685,327               -       14,298    4,378,520
  David M. McCarthy       24,683,925               -       15,700    4,378,520
  Leonard Goldstein       24,688,472               -       11,153    4,378,520
  Claudio M. Guazzoni     24,684,075               -       15,500    4,378,520
  General Jay Kelley      24,688,472               -       11,153    4,378,520
  L. Scott Perry          24,688,455               -       11,170    4,378,520
  Mohan Trikha            24,688,430               -       11,195    4,378,520

Zanett Stock Plan         23,840,782          47,470       21,174    5,168,719

Independent Auditors      24,688,543           5,874        5,208    2,208,557


Item 5 - Other Information

None

Item 6 - Exhibits.

2.1(2) Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation, dated as of April 23, 2004.
2.2(3) Stock Purchase Agreement by and among Whitbread Technology Partners, Inc, Zanett, Inc. and Joel D'Arcy, dated as of March 1, 2005
4.1(1) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
3.1(4)   Certificate of Incorporation
3.2(4)   Bylaws
31.1(5) Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2(5) Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32.1(6) Certification by the Chief Executive Officer, pursuant to Section 1350 32.2(6) Certification by the Chief Financial Officer, pursuant to Section 1350

(1) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(2) Incorporated herein by reference to Exhibit 21 to the Company's Current Report on Form 8-K, as files on May 6, 2004. (3) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed on March 7, 2005. (4) Incorporated by reference to Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. (5) Filed herewith.
(6)    Furnished herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ZANETT, INC.

 Dated: August 15, 2005          /s/ David M. McCarthy
                                 ------------------------------------------
                                 David M. McCarthy, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: August 15, 2005          /s/ Jack M. Rapport
                                 --------------------------------------------
                                 Jack M. Rapport, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)