Form 10QSB
period 2005-09-30
ZANETT INC
filed 2005-11-15
CIK 1133872

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                                     1-32589
                              --------------------
                              (Commission File No.)

                                  ZANETT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


            Delaware                                             56-4389547
 --------------------------------                            -------------------
 (State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                             Identification No.)


               635 Madison Avenue, 15th Floor, New York, NY 10022
               ----------------------------------------------------
                    (Address of principal executive offices)

                                 (646) 502-1800
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                CLASS                   Outstanding at October 31, 2005
                -----                   ----------------------------
      Common stock $.001 Par Value                28,907,851


Transitional small business disclosure format (check one): Yes [ ] No [X]

TABLE OF CONTENTS


                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                                1

         Condensed Consolidated Balance Sheets as of September 30, 2005
           (unaudited) and December 31, 2004                                  1

         Condensed Consolidated Statements of Operations for the three
           and nine months ended September 30, 2005 and 2004 (unaudited)      2

         Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2005 and 2004 (unaudited)              3

         Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       4

Item  2 - Management's Discussion and Analysis.                              17

Item 3 - Controls and Procedures.                                            27

PART II   OTHER INFORMATION                                                  27

Item 1 - Legal Proceedings.                                                  27

Item 2 - Unregistered Sales of Equity Securities.                            28

Item 6 - Exhibits.                                                           28

Signatures                                                                   30

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Zanett, Inc.
                      Condensed Consolidated Balance Sheets

                                                            September 30,
                                                                 2005         December 31,
                                                             (Unaudited)          2004
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $    172,401      $  1,877,040
       Accounts receivable net of allowance                    7,690,660         5,024,279
         for doubtful accounts of $226,587 and
         $191,204, respectively
       Unbilled revenue                                          653,888            90,711
       Prepaid expenses and other current assets               1,654,067           781,995
       Deferred income taxes                                      95,085           156,326
       Income tax receivable                                      87,840                 -
                                                            ------------      ------------
              Total current assets                            10,353,941         7,930,351

Property and equipment, net                                      716,589           556,596
Goodwill                                                      21,232,887        17,911,360
Other intangibles, net                                         1,079,649           972,242
Other assets                                                      27,826            47,570
Deferred income taxes                                              7,760            15,519
                                                            ------------      ------------
              Total assets                                  $ 33,418,652      $ 27,433,638
                                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $  1,209,382      $  1,141,857
       Accrued expenses                                        2,635,207         1,993,552
       Short-term debt                                         5,000,000         1,400,000
       Short-term renewable unsecured notes payable              749,549                 -
       Other current liabilities                               1,760,783         1,692,288
       Deferred revenue                                          265,892            37,156
       Income taxes payable                                            -            31,227
       Capital lease obligations                                   8,403                 -
                                                            ------------      ------------
              Total current liabilities                       11,629,216         6,296,080

Long-term notes payable                                        7,478,491         6,075,000
Other non-current liabilities                                  1,078,657         1,075,032
Deferred rent expense                                            105,367                 -
Deferred income taxes                                            523,089           592,090
Capital lease obligations                                         58,100                 -
                                                            ------------      ------------
              Total liabilities                               20,872,920        14,038,202
                                                            ------------      ------------
Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 28,887,851 and 28,564,003 shares
          issued and outstanding, respectively                    28,887            28,564
       Additional paid-in capital                             23,631,393        22,070,707
       Treasury stock, at cost; 59,658 and 44,175
          shares, respectively                                  (179,015)         (114,108)
       Notes receivable for stock subscriptions and
          accrued interest                                    (1,959,444)       (1,897,656)
       Accumulated deficit                                    (8,976,089)       (6,692,071)
                                                            ------------       -----------
               Total stockholders' equity                     12,545,732        13,395,436
                                                            ------------       -----------

              Total liabilities and stockholders' equity     $33,418,652       $27,433,638
                                                            ============       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   -------------------------
Revenues:                                                 2005           2004           2005          2004
                                                      -----------    ------------   -----------   -----------
Services                                              $ 9,182,752    $  7,722,720   $25,647,564   $17,929,067
Hardware                                                  968,280       1,349,032     2,713,952     4,267,371
                                                      -----------    ------------   -----------   -----------
Total revenues                                         10,151,032       9,071,752    28,361,516    22,196,438

Operating expenses:
    Costs of revenues
        Services                                        6,596,728       4,936,923    18,158,483    11,398,254
        Hardware                                          813,178       1,145,011     2,271,749     3,694,230
                                                        ---------       ---------     ---------     ---------
    Total cost of revenues                              7,409,906       6,081,934    20,430,232    15,092,484

Selling and marketing                                     951,520         727,219     2,658,653     1,809,870
General and administrative (including non-cash
  compensation and non-cash consulting expense
  of $220,424, $108,797, $656,274 and $468,907,
  respectively)                                         2,067,568       1,845,688     6,602,520     4,952,505
                                                      -----------    ------------   -----------   -----------
    Total operating expenses                           10,428,994       8,654,841    29,691,405    21,854,859
                                                      -----------    ------------   -----------   -----------
       Operating (loss)/income                           (277,962)        416,911    (1,329,889)      341,579
                                                      -----------    ------------   -----------   -----------

Other income/(expense):
  Interest income                                          26,387          15,873        72,305        93,647
  Interest expense                                       (349,204)       (222,062)     (933,051)     (634,580)
  Other, net                                                1,000          94,131        17,550       124,904
                                                      -----------    ------------   -----------   -----------
    Total other expense, net                             (321,817)       (112,058)     (843,196)     (416,029)
                                                      -----------    ------------   -----------   -----------
(Loss)/income before income taxes                        (599,779)        304,853    (2,173,085)      (74,450)

Income tax (provision)/benefit                             (3,465)       (200,191)     (110,933)       46,977
                                                      -----------    ------------   -----------   -----------
Net (loss)/income                                     $  (603,244)   $    104,662   $(2,284,018)  $  (121,427)
                                                      ===========    ============   ===========   ===========
(Loss)/Income per share - basic                       $     (0.02)   $       0.00   $     (0.08)  $     (0.00)
                                                      ===========    ============   ===========   ===========
(Loss)/Income per share - diluted                     $     (0.02)   $       0.00   $     (0.08)  $     (0.00)
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - basic            29,078,704      29,248,401    29,001,675    28,966,568
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - diluted          29,078,704      31,465,204    29,001,675    28,966,568
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

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                     2005             2004
                                                                  -----------      ----------
Cash flows from operating activities:
Net loss                                                          $(2,284,018)     $ (121,427)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                               427,402         216,187
          Stock based compensation and services                       656,274         468,907
          Deferred income taxes                                             -          89,003
          Deferred rent expense                                       105,367               -
          Non-cash interest expense related to acquisitions            46,150          34,313
          Gain on sale of investment                                        -         (94,982)
          Changes in:
               Accounts receivable                                 (1,955,610)     (1,176,266)
               Unbilled revenue                                      (394,947)       (167,441)
               Interest receivable                                    (61,788)        (75,519)
               Prepaid expenses and other current assets             (303,480)        (12,096)
               Other assets                                            19,935           8,154
               Accrued expenses                                       415,374         362,245
               Accounts payable                                       (34,220)        386,326
               Other current liabilities                             (144,796)         32,963
               Income taxes payable                                  (119,067)              -
               Deferred revenue                                       118,512           5,395
                                                                  -----------      ----------
     Net cash used in operating activities                         (3,508,912)        (44,238)
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired of
       of $180,030 and 0, respectively                             (2,717,160)       (565,089)
     Cash paid for contingent consideration related
       to acquisitions                                               (458,664)       (827,640)
     Additions to property and equipment                             (273,958)       (224,981)
     Sale of investment in affiliate company                                -          94,982
     Collection of loan receivable                                          -         394,614
                                                                  -----------      ----------
     Cash flows used in investing activities                       (3,449,782)     (1,128,114)
                                                                  -----------      ----------
Cash flows from financing activities:
     Issuance of notes payable to related party                             -         500,000
     Repayment of short term borrowings                                     -        (431,667)
     Payments for debt issuance costs                                (420,862)              -
     Payments for redemptions of unsecured notes                     (274,500)              -
     Proceeds from issuance of unsecured notes                      2,427,540               -
     Proceeds from short term borrowings                            3,600,000               -
     Purchase of treasury stock                                       (64,907)        (58,182)
     Capital lease payments                                           (13,216)              -
                                                                  -----------      ----------
     Cash flows provided by financing activities                    5,254,055          10,151
                                                                  -----------      ----------
Net decrease in cash and cash equivalents                          (1,704,639)     (1,162,201)
Cash and cash equivalents, beginning of period                      1,877,040       2,121,291
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $   172,401      $  959,090
                                                                  ===========      ==========
Supplemental cash flow information:
Income taxes paid                                                 $    96,952      $   68,878
                                                                  ===========      ==========
Interest paid                                                     $   839,579      $  496,392
                                                                  ===========      ==========
Non-cash financing activity:
Shares issued for contingent consideration                        $   398,907      $  367,461
                                                                  -----------      ----------
Shares issued for acquisition                                     $   626,284               -
                                                                  -----------      ----------
Non-cash investing activity:
Accrual for additional contingent consideration payable           $   650,000      $  400,000
                                                                  -----------      ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
              Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-KSB, as amended. The results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.     Organization and Business

Zanett Inc. (the "Company") is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

To grow by acquisition, the Company utilizes a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement the Company's existing solutions sets and practices. As the Company adds new entrants to the our existing solutions it seeks to preserve the unique relationships they have with their clients and their core skill sets while expanding the solutions they can provide.

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

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net loss and basic and diluted loss per common share for the three and nine months ended September 30, 2005 and 2004 would have been changed to the pro forma amounts shown below:

                                                     Three months ended
                                                        September 30,
                                                 ----------------------------
                                                     2005             2004
                                                 -----------      -----------
  Net (loss)/income, as reported                $  (603,244)      $  104,662
  Add back: Stock-based compensation
    expense for employees included in
    reported net (loss)/income                       72,800            3,600
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees             (430,139)        (255,960)
                                                 ----------       ----------
  Pro forma net loss after
    giving effect to SFAS 123                   $  (960,583)      $ (147,698)
                                                 ==========       ==========

  Loss per common share:
   As reported - Basic                           $    (0.02)     $     (0.00)
               - Diluted                         $    (0.02)     $     (0.00)
   Pro forma   - Basic                           $    (0.03)     $     (0.00)
               - Diluted                         $    (0.03)     $     (0.00)


                                                     Nine months ended
                                                        September 30,
                                                 ----------------------------
                                                     2005             2004
                                                 -----------      -----------
  Net loss, as reported                         $(2,284,018)      $ (121,427)
  Add back: Stock based compensation
    expense for employees included in
    reported net loss                               344,179           142,823
  Deduct: Stock based compensation expense
    determined under the fair value based
    method for all awards to employees           (1,443,584)        (830,190)
                                                 ----------       ----------
  Pro forma net loss after giving
    effect to SFAS 123                          $(3,383,423)      $ (808,794)
                                                 ==========       ==========

  Loss per common share:
   As reported - Basic                          $     (0.08)      $    (0.00)
               - Diluted                        $     (0.08)      $    (0.00)
   Pro forma   - Basic                          $     (0.12)      $    (0.03)
               - Diluted                        $     (0.12)      $    (0.03)


Note 4.     Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share do not give effect to any dilutive potentially issuable common shares outstanding during the period. As a result of the net loss, 2,110,164 and 2,086,216 of shares related to options outstanding have been excluded from the computation of loss per share for the three month and nine month periods ended September 30, 2005 since their effect would be anti-dilutive. For the nine month period ended September 30, 2004, there were 1,210,097 of shares related to options outstanding that were excluded from the computation of loss per share since their effect was anti-dilutive, however; for the three month period ended September 30, 2004, there were 2,216,803 of shares related to options that were included in the computation.

Note 5.  Acquisitions

Whitbread Technology Partners, Inc.

On March 1, 2005 (the "Closing"), Zanett, Inc. entered into a Stock Purchase Agreement (the "Whitbread Agreement") with Whitbread and Joel D'Arcy, the sole shareholder of Whitbread (the "Shareholder"). Pursuant to the Whitbread Agreement, effective as of March 1, 2005, the Company acquired all of the issued and outstanding capital stock of Whitbread from the Shareholder.

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

The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's common stock ("Common Stock"), of which 19,245 were issued into escrow subject to the determination of the December 31, 2004 baseline earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Common Stock issued (excluding the shares placed into escrow) was valued at $569,278 based on the average closing price of the Common Stock for the three trading days immediately preceding the Closing based on the fact that the acquisition was announced after the date of Closing. The initial consideration was adjusted by $442,350 which represented the amount that the net working capital at Closing was greater than the benchmark level of working capital to have been provided by Whitbread of $350,000 as of March 1, 2005.

Whitbread's baseline EBITDA was $979,656 for the twelve months ended December 31, 2004. Since their EBITDA was less than $1,000,000, as defined in the Whitbread Agreement, 3,838 shares held in escrow were returned to the Company which is an amount equal to the $20,344 baseline EBITDA shortfall divided by $5.30 which was the closing price the day prior to the Closing. The balance of the shares placed into escrow were released to the Shareholder. For accounting purposes, the value of the 15,407 shares of Common Stock released to the Shareholder out of escrow that is now included in goodwill was $57,006 which was calculated based on the closing price of the Common Stock on July 17, 2005, which was the date the contingency was resolved.

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

The annual contingent consideration will be paid to the Shareholder only if Whitbread's EBITDA and revenue equal or exceed certain thresholds specified in the Whitbread Agreement. Pursuant to the Whitbread Agreement, the total contingent cash payments and contingent stock payments payable to the Shareholder for all annual performance periods shall not exceed $1,428,000 in the aggregate.

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

The following table sets forth the components of the purchase price:

            Cash paid                                    $2,074,350
            Deferred purchase consideration                 348,532
            Common stock issued                             626,284
            Estimated transaction costs                     330,000
                                                         ----------
            Total purchase price                         $3,379,166
                                                         ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed based upon Whitbread's March 1, 2005 balance sheet:

          Current assets                               $1,135,287
          Property and equipment                           29,878
          Intangible assets                               330,000
          Other assets                                        190
          Liabilities assumed, current                   (352,249)
          Liabilities assumed, non current                (18,753)
                                                       ----------
          Fair value of assets acquired                 1,124,353
                                                       ----------
          Estimated goodwill                           $2,254,813
                                                       ==========

The Company borrowed $1,900,000 from its senior, secured, $5 million loan accommodation from Fifth Third Bank in order to fund the initial cash consideration and transaction costs.

The goodwill associated with the acquisition of Whitbread is expected to be deductible for tax purposes.

The valuation of the intangible assets acquired is based on a preliminary valuation prepared by an independent valuation firm. The Company is currently reviewing the valuation and expects it to be finalized without material adjustment in the fourth quarter.

In connection with the Whitbread Agreement, the Shareholder also entered into a non-competition agreement with Whitbread.

INRANGE Global Consulting

On April 23, 2004 (the "Closing"), BCG acquired INRANGE Global Consulting, a professional services business unit of CNT, pursuant to the terms of an Asset Purchase Agreement (the "INRANGE Agreement") between BCG and CNT.

INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest.

After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and began operating under the name "INRANGE Consulting Corporation".

Initial consideration of $300,000 was paid at Closing. The initial consideration was adjusted as a result of a purchase price adjustment, which was based on the amount at Closing by which the final net assets, as defined by the INRANGE Agreement, was greater than or less than the required $1,000,000 benchmark level of net assets to be provided by CNT. As a result, the Company paid an additional $718,630 to CNT on October 1, 2004, as a purchase price adjustment to the initial consideration.

In addition to the above payments, additional consideration is comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The Company recorded these amounts at their present value of $1,513,618 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods. The transaction costs for the acquisition were $95,241.

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. The Company has accrued $12,540 in consideration payable for the second annual period through April 30, 2006.

On December 31, 2004 the Company recorded a purchase price adjustment for overstated receivables that reduced the first anniversary payment to CNT in connection with the final net asset calculation in the amount of $135,351.

On June 30, 2005 the Company paid $423,313 to CNT. Of that amount, $364,649 represented the additional consideration due on the first anniversary and $58,664 represented contingent consideration based on net income.

The Company funded the cash portion of the purchase price paid at Closing from existing cash on hand.

The following table sets forth the components of the purchase price as of September 30, 2005:

         Cash paid                                     $1,418,133
         Consideration payable - current                  375,352
         Consideration payable - non-current              674,616
         Transaction costs                                 95,241
                                                       ----------
         Total purchase price                          $2,563,342
                                                       ==========

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

          Accounts receivable                          $1,625,612
          Unbilled revenue                                 94,820
          Prepaid expenses and other current assets         8,333
          Office equipment and software, net               39,337
          Other intangibles                               476,000
          Accrued expenses                               (125,844)
          Deferred tax liability                         (190,400)
                                                       ----------
          Fair value of net assets acquired             1,927,858
                                                       ----------
          Goodwill                                     $  635,484
                                                       ==========

None of the goodwill associated with the acquisition of INRANGE Global Consulting is expected to be deductible for tax purposes.


Note 6.     Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of INRANGE Global Consulting and Whitbread acquired on April 23, 2004, and March 1, 2005, respectively, had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                               Three months ended           Nine months ended
                                   September 30,              September 30,
                           ---------------------------  -------------------------
                               2005            2004         2005          2004
                           -----------     -----------  -----------   -----------
Revenues                   $10,151,032     $10,100,835  $29,096,431   $27,950,402
Net (loss)/income          $  (603,244)    $   192,545  $(2,196,384)  $   823,816
Net loss per common share
  - Basic                  $     (0.02)    $      0.01  $     (0.08)  $      0.03
  - Diluted                $     (0.02)    $      0.01  $     (0.08)  $      0.03


Note 7.       Other Intangibles

Intangibles and long-lived assets consisted of the following at September 30, 2005 and December 31, 2004:

                    September 30, 2005              December 31, 2004
              -------------------------------   ------------------------------
               Gross    Accumulated  Net        Gross    Accumulated  Net
               Carrying Amortization Carrying   Carrying Amortization Carrying
               Value    Amount       Value      Value    Amount       Value
               -------- ------------ --------   -------- ------------ --------
Long-term
 Contracts    $390,000  $(180,000)   $210,000   $390,000  $(112,500) $277,500
Customer
 Relationships 847,000   (205,196)    641,804    587,000    (88,912)  498,088
Non-compete
 Agreement      70,000     (4,773)     65,227          -          -         -
Trade names    208,000    (45,382)    162,618    208,000    (11,346)  196,654
            ----------  ---------  ---------- ----------  ---------  --------
Total       $1,515,000  $(435,351) $1,079,649 $1,185,000  $(212,758) $972,242
            ==========  =========  ========== ==========  =========  ========

Amortization expense was $81,746 and $22,500 for the three month ended September 30, 2005 and 2004, respectively and $222,593 and $106,500 for the nine months ended September 30, 2005 and 2004, respectively. Based on the Company's amortizable intangible assets as of September 30, 2005, the Company expects related amortization expense for the remainder of 2005 and the four succeeding fiscal years to approximate $62,000, $327,000, $327,000, $244,000 and $91,000.


Note 8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2005, was as follows:

                                 Commercial       Government
                                 Solutions        Solutions         Total
                               -------------    -------------    -----------
Balance at January 1, 2005      $14,681,962      $ 3,229,398     $17,911,360
Whitbread acquisition             2,254,813                -       2,254,813
Adjustment to goodwill
    acquired - INRANGE
    Global Consulting                16,714                -          16,714
BBT Contingent Consideration        250,000                -         250,000
PDI Contingent Consideration              -          800,000         800,000
                                -----------      -----------     -----------
Balance at September 30, 2005   $17,203,489      $ 4,029,398     $21,232,887
                                ===========      ===========     ===========

Recorded goodwill has not been amortized and no impairment losses have been recognized during the nine month period ended September 30, 2005. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 9.    Related Party Transactions

The Company paid a related party for office space, computer equipment, telephone and other administrative support provided by the related party through March 2005. The related party and the Company have common majority ownership. In April 2005, the Company moved its corporate headquarters which effectively ended this arrangement. For the three months and nine months ended September 30, 2005 the Company recorded administrative expenses in the amounts of $0 and $53,250 for those services versus expenses of $53,250 and $159,750 for the three and nine months ended September 30, 2004.

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

For the three months ended September 30, 2005, the Company did not have any customers that accounted for more than 10% of total revenue. For the nine months ended September 30, 2005, the Company had one customer that accounted for approximately 10% of total revenue.

For the three months ended September 30, 2004, the Company had two customers that accounted for approximately 11% and 10% of total revenue. For the nine months ended September 30, 2004, the Company had two customers that accounted for approximately 14% and 10% of total revenue.

At September 30, 2005, the Company did not have any customers that accounted for more than 10% of accounts receivable. At December 31, 2004, the Company had one customer that accounted for 14% of accounts receivable.

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

Note 12.    Credit Facilities

On September 1, 2004, The Company entered into a Loan and Security Agreement (the "LSA") with Fifth Third Bank of Cincinnati, Ohio (the "Bank"). Under the LSA, the Bank will provide a two year, secured, revolving credit facility in the initial amount of up to $5,000,000. The facility is secured by a first lien on all of the Company's assets. Availability under the facility is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. A commitment fee of $50,000 was payable in two equal installments of $25,000 at the first drawdown and on August 31, 2005. The facility bears interest at Prime plus 2% payable monthly in arrears. At September 30, 2005, the prime rate was 6.75%.

As of September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

As of September 30, 2005, the Company has outstanding borrowings on this loan of $5,000,000 which due to a subjective acceleration clause in the credit agreement with Fifth Third are required to be classified as a current liability under EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".


Note 13.    Notes Payable

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through September 30, 2005, the Company has issued $2,153,040 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company's outstanding notes payable as of September 30, 2005:

                                                                                 Weighted
                                                 Principal                     Average Rate
                              Original Term        Amount        Percentage          %
                              --------------     ---------       ----------    -------------
Renewable unsecured             3 months          112,401           5.22%          5.68%
 subordinated notes             6 months          116,150           5.39%          5.44%
                                1 year            520,998          24.20%          6.09%
                                2 years           370,575          17.21%          7.14%
                                3 years           794,866          36.92%          8.81%
                                4 years           126,000           5.85%          7.75%
                                5 years            30,000           1.39%          8.55%
                                10 years           82,050           3.81%          8.85%
                                               -----------------------------------------
                                Total           2,153,040         100.00%          7.46%
Less current portion of notes payable:           (749,549)
                                               ----------
Long-term portion                              $1,403,491

Notes payable to principal shareholder,
 11% interest, quarterly interest
 payments, matures October 31, 2006             4,575,000

Note payable to financial institution,
 15% interest, quarterly interest
 payments, matures January 2, 2007              1,500,000
                                               ----------

Total long-term notes payable                  $7,478,491
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

There were no allocations of corporate costs to the segments. All of the Company's operations during the first nine months of 2005 and 2004 were in the United States.

The table below presents the revenue and operating loss attributable to the reported segments for the nine months ended September 30, 2005 and 2004 with a reconciliation to consolidated pre-tax income.

                                     Revenues              Operating Income/(Loss)
                             -------------------------   -------------------------
                                2005          2004           2005         2004
                             -----------   -----------   -----------   -----------
Commercial Solutions         $21,931,969   $16,100,720   $   446,295   $ 1,168,232
Government Solutions           6,429,547     6,095,718       681,710       979,857
                             -----------   -----------   -----------   -----------
Total segments               $28,361,516   $22,196,438     1,128,005     2,148,088
                             ===========   ===========
Unallocated corporate operating expenses                  (2,457,894)   (1,806,510)
                                                         -----------   -----------
Consolidated operating (loss)/income                      (1,329,889)      341,579
Interest expense, net                                       (860,746)     (540,933)
Other income                                                  17,550       124,904
                                                         -----------   -----------
Consolidated pre-tax loss, as reported                   $(2,173,085)  $   (74,450)
                                                         ===========   ===========

The table below presents information about the reported segments for the three months ended September 30, 2005 and 2004 with a reconciliation to consolidated pre-tax income.

                                      Revenue              Operating Income/(Loss)
                             -------------------------   -------------------------
                                2005          2004           2005          2004
                             -----------   -----------   -----------   -----------
Commercial Solutions         $ 8,104,501   $ 6,794,722   $   336,603   $   690,279
Government Solutions           2,046,531     2,277,030       218,923       378,480
                             -----------   -----------   -----------   -----------
Total segments               $10,151,032   $ 9,071,752   $   555,526   $ 1,068,759
                             ===========   ===========
Unallocated corporate operating expenses                    (833,488)     (651,848)
                                                         -----------   -----------
Consolidated operating (loss)/income                        (277,962)      416,911
Interest (expense)/income, net                              (322,817)     (206,189)
Other income                                                   1,000        94,131
                                                         -----------   -----------
Consolidated pre-tax (loss)/income as reported           $  (599,779)  $   304,853
                                                         ===========   ===========

The following table presents total assets by segment at September 30, 2005 and December 31, 2004, with a reconciliation of aggregate segment assets to consolidated total assets.


                                          September 30,      December 31,
                                              2005               2004
                                          ------------       ------------
Commercial IT Solutions                   $ 25,808,734       $ 19,569,587
Government IT Solutions                      6,034,292          5,469,282
                                          ------------       ------------
Total segments                            $ 31,843,026       $ 25,038,869
Unallocated amounts:
   Prepaid expenses                            688,767            364,924
   Fixed assets                                163,382            156,352
   Deferred taxes - current                     95,085            156,326
   Other assets                                232,763             76,737
   Income tax receivable                        87,840                  -
   Deferred taxes - non current                  7,760             15,519
   Cash                                        300,029          1,624,911
                                          ------------       ------------
Total assets as reported                  $ 33,418,652       $ 27,433,638
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

The Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is the current practice. As a result, the Company will incur stock based compensation expense from January 1, 2006 for options issued prior to that date but which were not fully vested at the time. The Company will incur additional compensation expense as new awards are made after that date. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

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


Note 16.    Subsequent Event

In November 2005, the Company entered into a definitive agreement with the two former shareholders of BBT in connection with their third and final earn-out payment. As a result of the agreement, the Company has agreed to make a cash payment of $250,000. The BBT Shareholders have agreed to extend their respective lock-up agreement through December 1, 2008 in exchange for the right to each sell up to 10,000 shares per month through that date.

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

Overview

Revenues exceeded $10 million in the recently completed quarter for the first time in the Company's history. The growth over second quarter revenue of $9,832,616 came primarily from revenue in the Commercial Segment, which grew by $576,748 to revenue of $8,104,501 in the current quarter from $7,527,753 in the quarter ended June 30, 2005. This advance in the Commercial Segment was tempered by a decline, however, in Government Solutions revenues of $258,332, from $2,304,863 in the quarter ended June 30, 2005 to $2,046,531 in the current quarter. This decline stemmed from the expiration of certain contracts in June that were not offset by new business opportunities until later in the quarter. We believe the pause in the growth of our Government Solutions Segment to have been a temporary one, as this Segment has won new contracts that we expect will return it to its former growth path.

During the quarter, we continued the transformation of our Commercial Segment, including the assimilation of Whitbread Technology Partners. We continue to consolidate back-office functions, benefit plans, and office space which we estimate will reduce our costs over the next twelve months.

Project Enduring Value, the name given to our expansion strategy in the Government Solutions Segment, while not reflected in the operating results of the current quarter, nevertheless advanced considerably during the quarter, with the formation of an Advisory Council of outside industry advisors and the Company's joining several industry associations, including the United States Geospatial Intelligence Foundation ("USGIF") of which it has became a sponsor. Together with the appointments of two new prominent Board of Directors members:
R. Evans Hinemen, former Deputy Director for Science and Technology of the Central Intelligence Agency and President of TASC, Inc. (now a division of Northrup Grumman Corporation) and Dr. Leonard Goldstein, former Chief Technology Officer for all aspects of the Electronic Research Delivery Group in the Investment Research Department of Goldman Sachs & Co., Chief Information Officer of Pequot Capital Management, Inc., member of the US Secret Service Electronic Crimes Task Force and a US Government (Navy) Fellow, we have positioned ourselves to participate in the DExARC(4) (Date Exploitation, Analysis, Representation, Command Control, Computing and Communications) sub-segment of the technology industry serving Homeland Defense, Security and the greater Intelligence Community.

Three months ended September 30, 2005 versus 2004

The following table summarizes and compares our operating performance for the three month periods ended September 30, 2005 and September 30, 2004.

                                               Quarter ended September 30,      Increase/(Decrease)
                                               ---------------------------      -------------------
                                                   2005             2004            $         %
                                               -----------        --------       -------   -------
Revenues:
  Commercial                                   8,104,501          6,794,722     1,309,779     19%
  Government                                   2,046,531          2,277,030      (230,499)   -10%
                                              ----------------------------------------------------
                                              10,151,032          9,071,752     1,079,280     12%

Cost of Revenues:
  Commercial                                   6,040,526          4,580,082     1,460,444     32%
  Government                                   1,369,380          1,501,852      (132,472)    -9%
                                              ----------------------------------------------------
                                               7,409,906          6,081,934     1,327,972     22%

Selling and Marketing:
  Commercial                                     934,608            660,840       273,768     41%
  Government                                      16,912             66,379       (49,467)   -75%
                                              ----------------------------------------------------
                                                 951,520            727,219       224,301     31%

General and Administrative
  Commercial                                     792,764            863,521       (70,757)    -8%
  Government                                     441,316            330,319       110,997     34%
                                              ----------------------------------------------------
                                               1,234,080          1,193,840        40,240      3%

Segment Operating income:
  Commercial                                     336,603            690,279      (353,676)   -51%
  Government                                     218,923            378,480      (159,557)   -42%
                                              ----------------------------------------------------
                                                 555,526          1,068,759      (513,233)   -48%

  Corporate Expense                              833,488            651,848       181,640     28%
                                              ----------------------------------------------------

Operating (loss)/income:                        (277,962)           416,911      (694,873)  -167%

  Interest Expense, Net                          322,817            206,189       116,628     57%
  Other (Income)/Expense                          (1,000)           (94,131)       93,131    -99%
  Income tax provision                             3,465            200,191      (196,726)   -98%
                                              ----------------------------------------------------

Net (loss)/income                               (603,244)           104,662      (707,906)  -676%

Our operating segments generated revenues of $10,151,032 for the three months ended September 30, 2005 versus revenues of $9,071,752 for the three months ended September 30, 2004, an increase of 12%. This increase was primarily attributable to the acquisition of Whitbread. While revenues increased 12%, costs of revenues increased by 22% resulting in a decrease in gross margin from 33% in the third quarter of 2004 to 27% in the third quarter of 2005. While we saw demand for commercial solutions beginning to increase during the third quarter of 2005, the competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, therefore we continued to step up our marketing efforts in the Commercial Segment. As a result, selling and marketing expenses increased 31%, from $727,219 in the quarter ended September 30, 2004 to $951,520 for the third quarter of 2005.

General and administrative costs, excluding corporate expenses, rose 3% in the third quarter of 2005 compared to the third quarter of 2004. This increase was primarily due to our decision in 2005 to invest in our Government Solutions segment by using billable engineers to fill non-billable managerial positions in connection with high-level, classified government contract opportunities, and an increase in non-cash expenditures primarily for depreciation and stock based compensation for the retention of key management.

Corporate expense also rose during the third quarter of 2005 in connection with our growth. Professional fees for accounting, tax and legal assistance increased due to our growth and the 2002 Sarbanes-Oxley Act. These increased expenses, as well as an increase in stock based compensation paid to consultants all resulted in a 28% increase in total corporate expenses for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. These increased corporate expenditures more than offset the operating income generated by our two operating segments, resulting in an operating loss of $277,962 in the third quarter of 2005 versus operating income of $416,911 in the third quarter of 2004.

Our borrowings are higher in 2005 as a result of the acquisition of Whitbread and the issuance of our Renewable Unsecured Subordinated Notes. Our net interest expense rose 57%, from $206,189 in the third quarter of 2004 to $322,817 in the third quarter of 2005. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report).

In the third quarter of 2005 we recorded an income tax provision related to our net loss in the amount of $3,465 versus $200,191 in the third quarter of 2004. The provision relates to state taxes. We have not recognized an income tax benefit related to our losses for federal taxes because we do not believe it is more likely than not that the losses will be realized. As a result of the overall increase in non-operating expenditures and the income and expense results noted above, our net loss for the third quarter of 2005 was $603,244 versus net income of $104,662 recorded for the third quarter of 2004.


Commercial Solutions

Our Commercial Solutions segment generated revenues of $8,104,501 in the quarter ended September 30, 2005, an increase of 19% over the $6,794,722 generated in the third quarter of 2004. This increase was primarily attributable to approximately $1,900,000 of revenues from Whitbread, which was acquired in March 2005.

While revenue increased 19%, costs of revenues increased 32%, resulting in a decrease in gross margin from 33% in the third quarter of 2004 to 25% in the third quarter of 2005 primarily due to increased costs related to contract employees.

Our growth also caused selling and marketing expenses to increase, year over year, 41%, to $934,608 for the quarter ended September 30, 2005, as compared with $660,840 during the quarter ended September 30, 2004. Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we continued to step up our marketing activities.

General and administrative expenses for the third quarter of 2005 were $792,764 as compared with $863,521 in the third quarter of 2004, representing a decrease of $70,757, or 8%. This decrease was primarily attributable to the consolidation of the Commercial Solutions segment operations.

Operating income in our Commercial Solutions segment was $336,303 in the third quarter of 2005 versus $690,279 in the comparable prior year period.

Government Solutions

Our Government Solutions segment experienced a decrease in revenue of 10% to $2,046,531 in the third quarter of 2005 from $2,277,030 in the third quarter of 2004. This decline stemmed from the expiration of certain contracts in June that were not completely offset by new business opportunities until later in the quarter.

Costs of revenues, principally compensation costs for professional staff, also decreased 9% to $1,369,380 during the quarter ended September 30, 2005 versus $1,501,852 in the quarter ended September 30, 2004. As a result of the above, PDI's gross margins went from 34% in the third quarter of 2004 to 33% in the third quarter of 2005.

Selling and marketing expenses decreased 75% to $16,912 in the quarter ended September 30, 2005 from $66,379 during the quarter ended September 30, 2004.

General and administrative expenses for the quarter ended September 30, 2005 were $441,316 as compared with $330,319 in the comparable prior year period, representing an increase of $110,997, or 34%. This increase was primarily due to increases in headcount and the recruiting, relocation and training costs associated with the hiring of additional personnel having the skills and government clearances required for employment in this segment.

Operating income in the Government Solutions segment for the quarter ended September 30, 2005 was $218,923, down from $378,480 for the quarter ended September 30, 2004.

Corporate

Corporate general and administrative expenses for the quarter ended September 30, 2005 were $833,488 versus $651,848 in the quarter ended September 30, 2004. The increase was primarily attributable to an increase in audit and tax planning activities, and additional staff in our New York headquarters to improve our oversight capabilities.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $277,962 for the quarter ended September 30, 2005 compared to income of $416,911 for the comparable period last year. The difference in profitability for the two periods was largely due to the increase in selling and marketing costs and the incurrence of non-cash general and administrative expenditures primarily for depreciation, amortization, outside consultants and retention of key personnel of $380,000 for the quarter ended September 30, 2005, versus only $176,000 for the quarter ended September 30, 2004.

Net interest expense increased $116,628, or 57%, to $322,817 in the quarter ended September 30, 2005 from $206,189 in the quarter ended September 30, 2004. The increase was principally attributable to short term working capital borrowings, the issuance of our Renewable Unsecured Subordinated Notes and interest expense associated with the acquisition of Whitbread (for additional information regarding this acquisition, refer to Note 5 to the Company's Condensed Consolidated Financial Statements included elsewhere in this report).

Other income decreased to $1,000 for the quarter ended September 30, 2005 versus $94,131 for the quarter ended September 30, 2004. In the third quarter of 2005, we recorded an income tax provision of $3,465 versus a provision of $200,191 in the same quarter last year.

As a result of the above, for the quarter ended September 30, 2005, we reported a net loss of $603,244 compared to net income of $104,662 for the quarter ended September 30, 2004.

Nine months ended September 30, 2005 versus 2004

The following table summarizes and compares our operating performance for the nine month periods ended September 30, 2005 and September 30, 2004.


                                             Nine Months Ended September 30,    Increase/(Decrease)
                                             -------------------------------    -------------------
                                                 2005               2004            $         %
                                              -----------        ----------     ---------   -------
Revenues:
  Commercial                                   21,931,969        16,100,720      5,831,249     36%
  Government                                    6,429,547         6,095,718        333,829)     5%
                                              ----------------------------------------------------
                                               28,361,516        22,196,438      6,165,078     28%

Cost of Revenues:
  Commercial                                   16,179,872        11,132,183      5,047,689     45%
  Government                                    4,250,360         3,960,301        290,059      7%
                                              ----------------------------------------------------
                                               20,430,232        15,092,484      5,337,748     35%

Selling and Marketing:
  Commercial                                    2,532,325         1,636,743        895,582     55%
  Government                                      126,328           173,127        (46,799)   -27%
                                              ----------------------------------------------------
                                                2,658,653         1,809,870        848,783     47%

General and Administrative
  Commercial                                    2,773,477         2,163,563        609,914     28%
  Government                                    1,371,149           982,433        388,716     40%
                                              ----------------------------------------------------
                                                4,144,626         3,145,996        998,630     32%

Segment Operating income:
  Commercial                                      446,295         1,168,232       (721,937)   -62%
  Government                                      681,710           979,857       (298,147)   -30%
                                              ----------------------------------------------------
                                                1,128,005         2,148,089     (1,020,084)   -47%

  Corporate Expense                             2,457,984         1,806,510        651,384     36%
                                              ----------------------------------------------------

Operating (loss)/income:                       (1,329,889)          341,579     (1,671,468)  -489%

  Interest Expense, Net                           860,746           540,933        319,813     59%
  Other (Income)/Expense                          (17,550)         (124,904)       107,354    -86%
  Income tax provision                            110,933            46,977         63,956    136%
                                              ----------------------------------------------------

Net loss                                       (2,284,018)         (121,427)    (2,162,591)  1781%

Our operating segments generated revenues of $28,361,516 for the nine months ended September 30, 2005 versus revenues of $22,196,438 for the nine months ended September 30, 2004, an increase of 28%. This increase was primarily attributable to the acquisition of Whitbread and the inclusion of ICC for the full nine months ended September 30, 2005 as compared to only five months in the prior year. Revenues increased 28% while costs of revenues increased by 35% resulting in a decrease in gross margin from 32% in the first nine months of

2004 to 28% in the first nine months of 2005. With demand for commercial solutions remaining sluggish as we began 2005 and the competition for new customers and consulting engagements intensifying in the commercial solutions marketplace, we stepped up our marketing efforts. As a result, selling and marketing expenses increased 47%, from $1,809,870 in the nine months ended September 30, 2004 to $2,658,653 for the same period in 2005.

General and administrative costs, excluding corporate expenses, rose 32% in the nine month period ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was primarily due to the inclusion of ICC for the full nine months ended September 30, 2005 as compared to only five months in the prior year and the acquisition of Whitbread which accounted for approximately $371,000 in costs or 60% of the increase in the current year.

Corporate expenses during the third quarter of 2005 also rose in connection with our growth. Professional fees for accounting, tax and legal assistance increased because of the acquisitions of ICC and Whitbread, in particular. These increased expenses, as well as the move of our corporate headquarters in New York in April 2005 and the addition of corporate staff all resulted in a 36% increase in total corporate expenses. These increased corporate expenditures more than offset the operating income generated by our two operating segments, resulting in an operating loss of $1,329,889 for the first nine months of 2005 versus operating income of $341,579 for the first nine months of 2004.

Our borrowings are higher in 2005 as a result of the acquisition of Whitbread and the issuance of Renewable Unsecured Subordinated Notes. Our net interest expense rose 59%, from $540,933 during the first nine months of 2004 to $860,746 for the same period this year. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report).

For the nine months ended September 30, 2005 we recorded an income tax provision related to our net loss in the amount of $110,933 versus a tax provision of $46,977 in the comparable period of 2004. As a result of the overall increase in non-operating expenditures our net loss for the first nine months of 2005 was $2,284,018 versus a loss of $121,427 for the same period last year.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $21,931,969 for the nine months ended September 30, 2005, an increase of 36% over the $16,100,720 generated in the same period in 2004. This increase was primarily attributable to approximately a $3,844,000 contribution from Whitbread acquired in March 2005 and the inclusion of ICC for the full nine months ended September 30, 2005 as compared to only five months in the prior year.

Revenue increased 36% while costs of revenues increased 45%, resulting in a decrease in gross margin from 31% in the first nine months of 2004 to 26% in the first nine months of 2005 primarily due to increased costs related to contract employees and cost overruns on two fixed-price contracts which were absorbed in order to maintain the customer relationship. Our decision to absorb these cost overruns satisfied the customer and, as a result, we have subsequently received additional work from them.

Our growth also caused selling and marketing expenses to increase, year over year, 55%, to $2,532,325 for the nine months ended September 30, 2005, as compared with $1,636,743 for the first nine months of 2004. Softness in demand for IT solutions at the beginning of the year and competition for new customers and consulting engagements prompted us to increase our marketing activities, and these are also reflected in the increase.

General and administrative expenses for the first nine months of 2005 were $2,773,477 as compared with $2,163,563 in the comparable period of 2004, representing an increase of $609,914, or 28%. The bulk of this increase was attributable to the addition of Whitbread and the inclusion of ICC for the full nine months as compared to only five months in the prior year period.

As a result of the above, operating income in our Commercial Solutions segment was $446,295 in the first nine months of 2005 versus $1,168,232 in the comparable prior year period.

Government Solutions

Our Government Solutions segment experienced a revenue increase of 5% to $6,429,547 in the first nine months of 2005 from $6,095,718 in the comparable prior year period.

Costs of revenues, principally compensation costs for professional staff, increased 7% to $4,250,360 during the nine months ended September 30, 2005 versus $3,960,301 in the first nine months of 2004. Our gross margins decreased from 35% to 34% primarily due to our using some of our senior consultants in non-billable security issues and project management efforts; however, we believe that doing so has positioned us to receive new business from existing clients and from new clients in the future.

Selling and marketing expenses decreased 27% to $126,328 in the first nine months of 2005 from $173,127 in the comparable prior year period.

General and administrative expenses for the nine months ended September 30, 2005 were $1,371,149 as compared with $982,433 in the comparable prior year period, representing an increase of $388,716, or 40%. This increase was primarily due to increases in headcount and the recruiting, relocation and training costs associated with the hiring of additional personnel having the skills and government clearances required for employment in this segment.

As a result of the above, operating income in the Government Solutions segment for the first nine months of 2005 was $681,710, down from $979,857 for the nine months ended September 30, 2004.

We believe that throughout the rest of 2005 our Government Solutions segment will experience increasing demand for its services. Its ability to grow, however, will be limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.

Corporate

Corporate general and administrative expenses for the nine months ended September 30, 2005 were $2,457,894 versus $1,806,510 for the nine months ended September 30, 2004. The increase was primarily attributable to an increase in audit and tax planning activities, and expenses associated with the move of our corporate headquarters in Manhattan. In addition, we have hired additional staff in our New York headquarters to improve our oversight capabilities.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $1,329,889 for the nine months ended September 30, 2005 compared to a gain of $341,579 for the comparable period last year. The operating loss for the nine months ended September 30, 2005 was largely due to the cost overruns on two projects, an increase in selling and marketing costs of approximately $849,000, approximately $250,000 in additional professional fees, approximately $196,000 in depreciation and amortization charges primarily for acquired intangible assets and approximately $187,000 in stock based compensation for public relations work and the retention of key management.

Net interest expense increased $319,813, or 59%, to $860,746 for the nine months ended September 30, 2005 from $540,933 in the comparable prior year period. The increase was due to higher borrowings in 2005 as a result of the acquisition of Whitbread and the issuance of our Renewable Unsecured Subordinated Notes. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report).

Other income decreased to $17,550 for the nine months ended September 30, 2005 versus $124,904 for the same period last year. In the current year, we recorded an income tax provision of $110,933 versus a provision of $46,977 for the period last year. We have not recognized an income tax benefit related to our losses for federal taxes because we don't believe it is more likely than not, that the losses will be realized.

As a result of the above, for the nine months ended September 30, 2005, we reported a net loss of $2,284,018 compared to a net loss of $121,427 for the nine months ended September 30, 2004.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, during the first nine months of 2005. Items incorporated in the Company's financial statements that required the significant use of management estimates include the valuation of investments in affiliate companies, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2005 we had cash and cash equivalents of $172,401, representing a 90% decrease of $1,704,639 from the December 31, 2004 year-end balance of $1,877,040. This decrease in cash is partially attributable to a cash deposit in the amount of $500,000 that was required in order to enter into contracts with the state of Indiana. This nonetheless has strained our cash resources and has compelled us to explore other sources of capital, including equity capital, to fund future acquisitions and augment our liquidity. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail some operations.

Cash flows used in operating activities was $3,508,912 for the nine months ended September 30, 2005 compared to cash flows used in operating activities of $44,238 for the same period last year. This was primarily due to the net loss for the period of $2,284,018 and the increase in accounts receivable.

The cash flows used in investing activities was $3,449,782 for the nine month period ended September 30, 2005 compared to a cash outflow of $1,128,114 for the corresponding period in 2004. The 2005 outflow primarily reflects our acquisition of Whitbread and contingent purchase consideration payments of $458,664.

Cash flows provided by financing activities for the nine months ended September 30, 2005 were $5,254,055 versus $10,151 for the same period in 2004. In the first nine months of 2005, we funded the Whitbread acquisition by borrowing $1,900,000 from its revolving credit facility with Fifth Third Bank. In addition, in February 2005 we announced that our registration statement filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes had gone effective. Through September 30, 2005, we had issued $2,153,040 in renewable unsecured subordinated notes net of redemptions and incurred debt related issuance costs of $434,099.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At September 30, 2005 the facility was fully utilized.

To minimize cash outlays, we have compensated employees with equity incentives where possible. We believe this strategy provides us with the ability to increase stockholder value as well as utilize cash resources more effectively. On April 29, 2005, our Board of Directors authorized a further increase in the number of equity securities that can be issued under our existing stock plan, from 7,000,000 to 10,000,000, subject to the approval of such increase by our shareholders. Our stockholders approved this increase in the number of securities issuable under the plan at its annual meeting in June 2005. While these increases allow management greater flexibility in our use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders. We are also studying the impact of FAS 123(R), Share Based Payments, which may cause us to reconsider our equity compensation strategy.

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of September 30, 2005, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

During the first nine months of 2005, we experienced the following changes in our financial commitments:

- For having attained and surpassed PDI's performance objectives, we paid the former shareholders of PDI consideration of $400,000 in cash and 109,291 shares of common stock valued at $398,907, thus reducing the Company's potential financial commitment to the former PDI shareholders to $400,000 in cash and approximately $1,200,000 in common stock.

- On March 1, 2005, the Company acquired all of the issued and outstanding capital stock of Whitbread Technology Partners, Inc. from the sole shareholder of Whitbread (the "shareholder"). The initial consideration consisted of $1,632,000 in cash and 124,464 shares of the Company's common stock ("Common Stock"). The initial consideration was adjusted for at September 30, 2005 in the amount of $442,350. This adjustment represented the amount that the net working capital at Closing was greater than the benchmark level of working capital to have been provided by Whitbread of $350,000 as of March 1, 2005. The Shareholder is eligible to receive contingent consideration in each of three successive annual performance periods commencing April 1, 2005 based upon Whitbread attaining specified earnings and revenue targets in each period. The contingent consideration in each period consists of a payment of $238,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $238,000 by the average closing price of Common Stock for the 15 trading days immediately preceding the last day of the applicable annual performance period. Pursuant to the Agreement, the total contingent cash payments and contingent stock payments payable to the Shareholder for all annual performance periods shall not exceed $1,428,000 in the aggregate. The final consideration is payable to the Shareholder on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2006. The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at Closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration.

- We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from May 1, 2006 to October 31, 2006.

- As of September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

- In November 2005, the Company entered into a definitive agreement with the two former shareholders of BBT in connection with their third and final earn-out payment. As a result of the agreement, the Company has agreed to make a cash payment of $250,000 which has been fully accrued for as of September 30, 2005.


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

The Company will be required to expense the fair value of our stock option grants rather than disclose the impact on its consolidated statement of operations within the Company's footnotes, as is the current practice. As a result, the Company will incur stock based compensation expense from January 1, 2006 for options issued prior to that date but which were not fully vested at the time. The Company will incur additional compensation expense as new awards are made after that date. The Company is evaluating the form of share-based compensation arrangements it will utilize in the future, if any.

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


Item 3 - Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer, David M. McCarthy, and the Company's Chief Financial Officer, Jack M. Rapport, have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e). Based on this evaluation, Messrs. McCarthy and Rapport have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal control over financial reporting during the Company's last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         The following table summarizes our equity security repurchases during the three months ended September 30, 2005:

                                                  (c)                (d)
                                              Total Number      Maximum Number
                  (a)                (b)      of Shares         of Shares that
                 Total             Average    Purchased as      May Yet Be
                 Number of         Price      Part of Publicly  Purchased
                 Shares            Paid per   Announced Plans   Under the Plans
Period           Repurchased(1)    Share      or Programs       or Programs
------           --------------    --------   ----------------  ---------------
July 2005          4,200           $3.22         4,200              90,342
August 2005          -               -             -                90,342
September 2005       -               -             -                90,342
                  -------         -------      --------          -----------
                   4,200           $3.22        4,200                90,342
                  =======         =======      ========          ===========

(1) Effective May 1, 2003, our Board of Directors approved a stock repurchase program to allow us to repurchase up to an aggregate 150,000 shares of our common stock from time to time in the open market. As of September 30, 2005, 59,658 shares of common stock had been repurchased under the program.


Item 6 - Exhibits.

2.1(2) Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation, dated as of April 23, 2004.
2.2(3) Stock Purchase Agreement by and among Whitbread Technology Partners, Inc, Zanett, Inc. and Joel D'Arcy, dated as of March 1, 2005
3.1        Certificate of Incorporation
3.2(4)     Bylaws
4.1(1) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
31.1(5) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(5) Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(6)    Certification by the Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(6)    Certification by the Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed on May 6, 2004.
(2) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed on March 7, 2005.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(5) Filed herewith.
(6) Furnished herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZANETT, INC.

 Dated: November 14, 2005          /s/ David M. McCarthy
                                  ------------------------------------------
                                  David M. McCarthy, Chief Executive Officer
                                  (Principal Executive Officer)


 Dated: November 14, 2005          /s/ Jack M. Rapport
                                  -------------------------------------------
                                  Jack M. Rapport, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)