Form 10KSB
period 2005-12-31
ZANETT INC
filed 2006-04-17
CIK 1133872

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-KSB
                                  ------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission File Number: 0-32315

                                  ZANETT, INC.

                 (Name of Small Business Issuer in Its Charter)

                Delaware                                      56-4389547
    -------------------------------                       --------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

635 Madison Avenue, 15th Floor, New York, NY                    10022
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)

                                 (646) 502-1800

                                 ---------------

                (Issuer's telephone number, including area code)

                                 ---------------

       Securities registered under to Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                 ---------------
                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act |_|

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act |_|

      Issuer's revenues for the year ended December 31, 2005 were $34,891,556.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 10, 2006 is $5,769,181 based on the closing price of the Registrant's common stock on such date of $3.11 as reported by the Nasdaq Small Cap Market.

     There were 28,589,804 shares of common stock outstanding as of April 12, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in Part III of this Annual Report on Form 10-KSB will be incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

                                  ZANETT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS
                                                                         PAGE

                                PART I
Item 1.  Description of Business                                            5
Item 2.  Description of Property                                            8
Item 3.  Legal Proceedings                                                  9
Item 4.  Submission of Matters to a Vote of Security                       10
         Holders

                                PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters                                               11
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               14
Item 7.  Financial Statements                                              37
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                               37
Item 8.a Controls and Procedures                                           37
Item 8.b Other Information                                                 37

                               PART III
Item 9.  Directors and Executive Officers of the Registrant                38
Item 10. Executive Compensation                                            42
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                    42
Item 12. Certain Relationships and Related Transactions                    44
Item 13. Exhibits and Reports on Form 8-K                                  45
Item 14. Principal Accountant Fees and Services                            48

                                     PART I

As used herein, "Zanett" and the "Company" refer to Zanett Inc. and its wholly-owned, consolidated subsidiaries: Zanett Commercial Solutions, Inc., Back Bay Technologies, Inc., INRANGE Consulting Corporation formerly known as Brandywine Computer Group, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc. and Whitbread Technology Partners, Inc.

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

Item 1. Description of Business

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. Its overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

To grow by acquisition, the Company utilizes a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement its existing solutions sets and practices. As the Company adds new entrants it seeks to preserve the unique relationships they have with their clients and their core skill sets while expanding the solutions they can provide.

As discussed in Note 2 to the Company's Consolidated Financial Statements included elsewhere in this report, the audit report of our independent auditors on our Consolidated Financial Statements for the year ended December 31, 2005 includes a paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficiency. See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect the Company's Future Performance - Our Auditor's Report States That Certain Factors Raise Substantial Doubt About the Company's Ability to Continue as a Going Concern."

Growth-by-Acquisition

Since the Company was formed in the fall of 2000, six operating companies have been acquired:

On December 7, 2001, the Company acquired Back Bay Technologies, Inc. ("BBT"), based in Needham, Massachusetts. BBT was a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. ("BCG"), based in Mason, Ohio. BCG provided technology consulting services associated with the implementation of enterprise resource planning ("ERP"), supply chain management and customer relationship management ("CRM") systems.

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

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation. INRANGE Global Consulting, a long-time PeopleSoft partner, was a leading consulting and technology services consultancy that provided high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operated under the name INRANGE Consulting Corporation ("ICC"). ICC had principal offices in Indianapolis, Indiana and Mason, Ohio.

On March 1, 2005, the Company acquired Whitbread Technology Partners, Inc. ("WTP"), based in Stoneham, Massachusetts. WTP is an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

On December 30, 2005, BBT, ICC and WTP were merged with and into another of our wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. ("ZCS"). This consolidation of our commercial practices into one accounting and legal entity is designed to help us achieve back office economies of scale and increase our ability to leverage marketing and professional resources across this segment.

Delta was treated as a discontinued operation as of December 31, 2005 because the decision was reached in the fourth quarter of 2005 to exit the IT hardware business that is Delta's principal business activity. In December 2005, the Company entered into a letter of intent to sell Delta to its former owner, which sale was completed on March 7, 2006.

Organic Growth

The Company employs a multi-dimensional organic growth strategy that seeks to provide solutions to new and existing customers. We believe the success of our strategy is dependent on three elements:

   o forming deep, trusted relationships between its professional staff and customer management;
   o constantly broadening the solution and skill sets at its disposal; and
   o unburdening professional staff from those day-to-day operational activities that do not directly relate to solutions delivery.

While the Company provides discrete solutions to specific problems when needed, it seeks to achieve what it refers to as "consultant of record" or "CORE Status" with it customers. CORE Status means customers come to rely on the Company for continuing advice and help with their most mission critical, "core business" challenges. By acquiring new companies from time to time, the Company's model seeks to enhance these trusted relationships by providing fresh infusions of talent, skill sets, partnership relationships and experience on an ongoing or periodic basis.

The Company's model also seeks to promote growth in profitability by centralizing such back office functions as financial reporting, legal affairs, and certain aspects of human resource and IT infrastructure. This centralization allows the Company's professional staff to focus on their core business skill sets and seek to achieve the highest possible standards of service quality for the Company's customers.

Operating Segments

The Company operates in two business segments: Commercial Solutions and Government Solutions. For additional information regarding these segments, refer to Note 5 to the Company's Consolidated Financial Statements included elsewhere in this report.

Customers

The Company's customers consist primarily of large businesses and U.S. government agencies needing IT solutions such as strategy and systems architecture consulting, business application development, systems implementation and integration, systems engineering and technical assistance and IT communications hardware and peripheral equipment.

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2005, one customer accounted for approximately 10% of revenues. During 2004, two customers accounted for approximately 12% and 10% of revenues. Revenues derived from the Commercial Solutions segment are generally non-recurring in nature. PDI's contracts, typically with Fortune 500 aerospace and large consulting firms that serve as prime contractors on large Defense Department projects, span from 6 months to 3 years. PDI thus has both recurring and non-recurring revenues.

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

Competition

The Company faces significant competition in its individual markets. The Company believes competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding their sales into consulting, integration and implementation services.

The Company believes that, in general, competition in the IT solutions market is based upon the following factors:

      *  Speed of response to customer requests
      *  Flexibility and willingness to adapt to customer needs
      *  Responsiveness to customer demands
      * Number and availability of qualified consultants, engineers and programmers
      *  Project management capability
      *  Technical expertise
      *  Size and reputation
      *  Brand recognition and geographic presence
      *  Price

The Company competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, IBM Global Services, Keane, EDS and AT&T. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers ("ISPs") who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting and consulting firms. Many of the Company's competitors have expanded their service offerings over the past several years and increased their focus on e-Business and the IT professional services markets, thus increasing the number of organizations that are providing solutions similar to those offered by the Company.

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

There is also a high degree of competition among companies seeking to acquire interests in IT services companies such as those the Company targets for acquisition. A large number of established and well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may also find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have greater access to capital than the Company. Although entrepreneur-founders of privately held IT solutions companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that the Company can provide, management believes that Zanett offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Company's existing practices. Nonetheless, this kind of competition could limit the Company's growth-by-acquisition strategy as the number of target companies decreases.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Competition" for additional discussions of matters that could affect its ability to compete in its markets.

Employees

As of December 31, 2005, the Company had 194 full-time employees, as compared with 153 full-time employees as of December 31, 2004. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

Item 2. Description of Property

The Company currently leases approximately 5,500 square feet of office space in New York, New York, for its corporate offices from Ironwood Realty Corporation. Its use of this space and related facilities are subject to the terms of a four year lease between Ironwood Realty Corporation and the Company at a fixed monthly fee that expires in December 2008.

ZCS leases approximately 2,468 square feet of office space in Needham, Massachusetts, from a third party at a fixed monthly fee that expired on April 1, 2006 and 900 square feet of office space in Stoneham, Massachusetts from a third party at a fixed monthly fee under a tenant-at-will agreement. The office space in Needham, Massachusetts continues to be leased from a third party under a tenant-at-will arrangement since April 1, 2006 until new space becomes available later in 2006. ZCS also leases 7,489 square feet of office space in Indianapolis, Indiana and 3,936 square feet of office space in Mason, Ohio, and a desk and phone office in Columbus, Ohio. These leases are with third parties at a fixed monthly fee and expire in June 2008, August 2009 and February 2006, respectively. The lease for the space in Columbus, Ohio was not renewed upon its expiration in February 2006.

PDI leases approximately 3,064 square feet of office space in Aurora, Colorado from a third party at a fixed monthly fee. This lease expires in August 2008. PDI also leases approximately 200 square feet of space suitable for engaging in highly classified activities in Aurora, Colorado from a third party at a fixed monthly fee. This lease expires in December 2006.

Delta leases approximately 1,620 square feet of office space in San Juan Capistrano, California from a third party at a fixed monthly fee. This lease expires in July 2006. The obligation for this lease was transferred to Delta's new owner upon its sale on March 7, 2006.

In management's opinion, these properties are in good condition and adequately covered by insurance. The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

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

On August 22, 2005, Marc P. Maselli and Curtis D. Stevenson, each a former shareholder of BBT, filed a complaint against Zanett and certain of its officers in the United States District Court for the District of Massachusetts. In the complaint, Messrs. Maselli and Stevenson alleged that they were entitled to the full amount of the third and final earnout payment provided for in the merger agreement pursuant to which Zanett acquired BBT, and sought appropriate monetary damages. On September 27, 2005, Zanett and BBT filed a counterclaim against Messrs. Maselli and Stevenson in the Supreme Court of the State of New York, which action was removed to the United States District Court for the Southern District of New York. In the counterclaim, Zanett and BBT alleged that the two former BBT shareholders had committed acts detrimental to Zanett and BBT, and sought appropriate monetary damages. Effective as of December 1, 2005, Zanett entered into a definitive agreement with the two former shareholders of BBT, and agreed to make an aggregate cash payment of $250,000. As part of the settlement, the BBT shareholders have agreed to extend their respective lock-up agreement through December 1, 2008 in exchange for the right to each to sell up to 10,000 shares per month through that date. In connection with the settlement, both the pending claim and counterclaim were dismissed in December 2005.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett's Common Stock, as reported in the NASDAQ Capital Market for the two years ended December 31, 2005. When Zanett was formed on October 30, 2000, its Common Stock was traded under the symbol "INCU." Effective February 8, 2002, the ticker symbol was changed to and the stock began to trade under the symbol "ZANE".

The following table shows quarterly low and high sales information for the Common Stock for the two years ended December 31, 2005:


                                          High          Low
                                        --------      --------
 Year Ended December 31, 2005           $   6.06      $   2.91
  First Quarter                             6.06          3.40
  Second Quarter                            4.15          3.00
  Third Quarter                             4.61          3.04
  Fourth Quarter                            4.89          2.91

Year Ended December 31, 2004            $   9.46      $   2.29
  First Quarter                             3.40          2.29
  Second Quarter                            9.46          2.70
  Third Quarter                             4.46          3.16
  Fourth Quarter                            6.90          3.36


Records of Zanett's stock transfer agent indicate that as of April 11, 2006, there were 28,589,646 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 224 holders of record and 844 holders whose shares are legally held by a broker. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans as of December 31, 2005.


                                       Number of securities          Weighted average        Number of securities
                                          to be issued on             exercise price           remaining available
                                            exercise of               of outstanding          for future issuance
                                       outstanding options,         options, warrants            under equity
Plan Category                           warrants and rights             and rights            compensation plans
---------------                       ----------------------      ---------------------     -----------------------
Equity Compensation plans
     approved by equity holders              7,158,409                   $ 2.75                   2,841,591

Equity Compensation plans not
     approved by equity holders                      -                        -                           -
                                            ----------                 --------                  ----------
Total                                        7,158,409                   $ 2.75                   2,841,591
                                            ==========                 ========                  ==========


The above table excludes options issued in connection with acquisitions, which were not covered under the Company's equity compensation plans.

Recent Sales of Unregistered Securities

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

On October 22, 2004, the Company issued 4,794 shares of Common Stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. The shares were valued at $3.40 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $16,300 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On October 22, 2004, the Company issued 2,000 shares of Common Stock in exchange for marketing services. The stock was subject to a restriction that prohibits its sale for twelve months. The shares were valued at $3.40 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $6,800 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On March 2, 2005 the Company issued 31,419 unregistered shares of restricted Common Stock to four employees of WTP. The stock was subject to a restriction that prohibits its sale for five years. The shares were valued at $5.20 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $163,379 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On April 1, 2005 the Company issued 30,000 unregistered shares of restricted Common Stock to two executives of ICC. The stock was subject to a restriction that prohibits its sale, as to 10,000 of such shares until August 15, 2007 and as to 20,000 of such shares until April 23, 2009. The shares were valued at $3.60 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $108,000 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On July 1, 2005 the Company issued 20,000 unregistered shares of restricted Common Stock to an executive of ICC. The stock was subject to a restriction that prohibits its sale until April 23, 2009. The shares were valued at $3.64 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $72,800 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On October 17, 2005, the Company issued 17,910 shares of Common Stock in exchange for investor relations services. The stock was subject to a restriction that prohibits its sale for twelve months. The shares were valued at $3.20 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the fair value of the stock resulted in a stock compensation charge of $57,312 during the year ended December 31, 2005.

On October 1, 2005 the Company issued 20,000 unregistered shares of restricted Common Stock to a senior executive of ICC. The stock was subject to a restriction that prohibits its sale until April 2009. The shares were valued at $3.16 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $63,200 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On December 15, 2005 the Company issued 4,923 unregistered shares of restricted Common Stock to two executives of PDI as a bonus. The stock was subject to a restriction that prohibits its sale for five years. The shares were valued at $3.25 per share which was the closing price of the Common Stock on December 14, 2005. Accordingly, the Company recorded a non-cash charge of $16,000 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

On December 31, 2005 the Company issued 20,000 unregistered shares of restricted Common Stock to an executive of ICC. The stock was subject to a restriction that prohibits its sale until April 23, 2009. The shares were valued at $3.43 per share which was the closing price of the Common Stock on the date of issuance. Accordingly, the Company recorded a non-cash charge of $68,600 which represents the fair value of these shares on the date of issuance based on the then market price of the shares.

All of the aforementioned unregistered shares are restricted under lock-up agreements with the Company that prohibit the holders from reselling or otherwise disposing of their shares prior to the fifth anniversary date of the acceptance by the Company of each holder's subscription. A percentage of the holder's shares may be released from these lock-up restrictions when the Common Stock reaches certain specified prices.

During 2005, six former BAB, Inc. option holders exercised stock options totaling in aggregate 2,036 shares of the Company's Common Stock.

The following table summarizes our equity security repurchases during our fiscal year ended December 31, 2005:

                                                                Total Number of               Maximum Number of
                                                                Shares Purchased              Shares that May
                    Total Number of       Average Price       as part of Publicly          Yet Be Purchased Under
Period             Shares Repurchased    Paid Per Share    Announced Plans/Programs          the Plans/Programs
---------------    ------------------    --------------    ------------------------        ----------------------
Beginning balance              44,175     $         2.32                         -                     105,825
January 2005                                                                     -                     105,825
February 2005                   1,517               5.27                         -                     104,308
March 2005                      6,489               4.58                         -                      97,819
April 2005                      4,200               3.22                         -                      93,619
May 2005                        1,712               3.94                         -                      91,907
June 2005                       1,565               3.23                         -                      90,342
July 2005                           -                  -                         -                      90,342
August 2005                         -                  -                         -                      90,342
September 2005                      -                  -                         -                      90,342
October 2005                        -                  -                         -                      90,342
November 2005                       -                  -                         -                      90,342
December 2005                       -                  -                         -                      90,342
---------------    ------------------     --------------    ----------------------        --------------------
                               59,658     $         3.01                         -                      90,342
                   ==================     ==============    ======================        ====================

The above table indicates the number of shares repurchased in connection with the Company's stock repurchase plan that was authorized by the Board of Directors and made effective May 1, 2003. The plan allows the Company to repurchase up to an aggregate 150,000 shares of its common stock from time to time in open market transactions. As of December 31, 2005, 59,658 shares of common stock had been repurchased under the program. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.


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

Overview

2005 was a year in which we faced negative forces in the Commercial Segment of our business and positive forces in the Government Segment of our business, producing mixed results.

In our Commercial Segment, the acquisition by Oracle, Inc. of PeopleSoft, which had previously acquired JD Edwards and Siebel Systems, caused many of our customers to postpone or cancel IT projects while they waited for Oracle to reveal its new strategy. Curtailed demand placed strong pressure on rates paid by our customers while cross-training and lower workforce utilization both increased costs. The results were decreased gross and operating margins in this segment.

Anticipating Oracle's moves, in late 2004 we intensified our search for an Oracle-centric solutions company. On March 1, 2005, we acquired Whitbread Technology Partners, Inc., ("WTP") based in Stoneham, Massachusetts. WTP is an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

Oracle's consolidation of JD Edwards, PeopleSoft and Siebel and its announced plans to fuse the software code of these disparate platforms and consolidate the marketing of their features prompted us to also consolidate our commercial business units. On July 1, 2005, Back Bay Technologies, Inc., INRANGE Global Consulting (our PeopleSoft consultancy which had previously been merged with Brandywine Computer Group, our JD Edwards consultancy) and WTP were merged with and into our wholly-owned subsidiary, Zanett Commercial Solutions, Inc. ("ZCS"). This consolidation of our commercial practices into one accounting and legal entity is designed to help us achieve back office economies of scale and increase our ability to leverage marketing and professional resources across this segment.

During 2005 we also made the decision to exit the non-core communications hardware business in which Delta is engaged. In December 2005 we entered into a letter of intent to sell Delta to its former owner. The sale of Delta was completed on March 7, 2006. (See Note 23 of our Consolidated Financial Statements) This divestiture will allow management to focus on ZCS' Oracle-centric solutions activities.

On November 7, 2005, two senior executives surrendered 242,090 and 179,354 shares of Common Stock of the Company, respectively, in satisfaction of promissory notes issued by each of them to us in 2001 and 2002. As a result of this surrender of shares of Common Stock, the obligations of the two senior executives under their respective notes have been satisfied in full and as a result of the modification to the original share grant and related notes the Company recorded a one time, non-cash charge for stock based compensation in the amount of $4,540,221.

The above-mentioned actions notwithstanding, revenues in our Commercial Solutions segment grew 56% in the year ended December 31, 2005 to $26,241,878 from $16,868,091 during 2004, due to the impact of acquisitions in 2004 and 2005.

Our Government Solutions segment grew 6% year-over-year. The strategic businesses we acquired in our Commercial Solutions subsequent to January 1, 2004 contributed to the year-over-year increase in revenues and expenses as follows:

                                                                 Contribution         Contribution
                                                Date of              to                     to
Acquired Business                             Acquisition          Revenues             Expenses
-----------------------------                --------------     -------------        --------------
Inrange Global Consulting                    April 24, 2004     $   5,472,000        $   5,306,000

Whitbread Technology Partners                March 1, 2005          5,327,000            5,446,000
                                                                -------------        -------------
                                                                $  10,799,000        $  10,752,000
                                                                =============        =============

Due to the decreased gross and operating margins and higher administrative costs noted above, however, the segment had an operating loss of $(3,281,624) for the year ended December 31, 2005 versus operating income of $1,826,656 in 2004.

Meanwhile, the Government Solutions segment continued to grow with the increasing demand in the Defense and Intelligence communities for the types of classified engineering services it provides. Aggregate revenues for the year ended December 31, 2005 in this segment were $8,649,678, versus $8,169,674 for the year ended December 31, 2004, an increase of 6%.

During 2005, however, this segment increased its business development activities, particularly in the Washington D.C. market. General and administrative expenses also increased, including recruitment and training costs for additional personnel with the skills and clearances needed in the business. Operating income in the segment for the year ended December 31, 2005 was $1,089,518 versus $1,248,506 for the year ended December 31, 2004.

Non-operating expenses and other

Corporate general and administrative expenses for the year ended December 31, 2005 were $8,347,629 which includes $5,404,033 in non-cash charges related to stock based compensation. $4,540,221 of this relates to the modification of a restricted share grant previously made to two senior executives.

In October 2005 we performed our annual test for impairment of goodwill and concluded that the difficult market for our Commercial Solutions Segment had impaired the carrying value of goodwill within that segment. We therefore recorded a non-cash charge for impairment of goodwill in the amount of $3,384,635.

Consolidated Net (Loss)/Income

On a consolidated basis, the effect of the increases and decreases in revenue and the components of operating expenses discussed above resulted in an operating loss before impairment charges of $(7,155,100) for the year ended December 31, 2005. The impairment charge of $3,384,635 increased the operating loss to $(10,539,735) for the year.

Net interest expense for the year was $1,316,506 attributable to higher borrowings in 2005 as a result of the acquisition of WTP and short term working capital borrowings, and interest expense associated with our Renewable Unsecured Subordinated Notes. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 16 to the Consolidated Financial Statements included elsewhere in this report).

Other income was $31,197 for the year ended December 31, 2005.
Taking these additional items into account, our loss from continuing operations before income taxes was $(11,825,044) for the year ended December 31, 2005.

In addition, we recorded a loss from the discontinued operations of Delta, net of tax, of $1,355,778 for the twelve months ended December 31, 2005.

We recorded an income tax provision of $26,353 for the year ended December 31, 2005, compared to a provision of $220,369 for 2004.

As a result of all of the above, for the year ended December 31, 2005, we reported a consolidated net loss of $(13,207,175).

Although there can be no assurance that our performance will improve in 2006, with these significant non-cash expenses and restructuring behind us, we believe we have laid the groundwork for an improved 2006.

The following table summarizes and compares our operating performance for the year ended December 31, 2005 versus December 31, 2004.

                                                    Fiscal Year Ended December 31,               Increase/(Decrease)
                                                      2005                2004                    $             %
                                                 -----------------------------------------------------------------------
 Revenues:
   Commercial                                    $  26,241,878       $  16,868,091          $  9,373,787             56%
   Government                                        8,649,678           8,169,674               480,004              6%
                                                 -----------------------------------------------------------------------
                                                 $  34,891,556       $  25,037,765          $  9,853,791             39%

 Cost of Revenues:
   Commercial                                    $  19,510,463       $  10,735,154          $  8,775,309             82%
   Government                                        5,672,588           5,360,335               312,253              6%
                                                 -----------------------------------------------------------------------
                                                 $  25,183,051       $  16,095,489          $  9,087,562             56%


 Selling and Marketing:
   Commercial                                    $   3,303,729       $   1,824,493          $  1,479,236             81%
   Government                                          122,311             234,984              (117,673)           (48%)
                                                 -----------------------------------------------------------------------
                                                 $   3,426,040       $   2,059,477          $  1,366,563             66%


 General and Administrative
   Commercial                                    $   6,709,310       $   2,481,788          $  4,227,522            170%
   Government                                        1,765,261           1,325,849               439,412             33%
                                                 -----------------------------------------------------------------------
                                                 $   8,474,571       $   3,807,637          $  4,666,934            123%


 Segment Operating (loss)/income:
   Commercial                                    $  (3,281,624)      $   1,826,656          $ (5,108,280)          (280%)
   Government                                        1,089,518           1,248,506              (158,988)           (13%)
                                                 -----------------------------------------------------------------------
                                                 $  (2,192,106)      $   3,075,162          $ (5,267,268)          (171%)

   Corporate Expense                             $   8,347,629       $   2,428,184          $  5,919,445            244%
                                                 -----------------------------------------------------------------------

 Operating (loss)/income on
   continuing operations:                        $ (10,539,735)      $     646,978          $(11,186,713)         (1729%)


   Interest Expense,  Net                        $  (1,316,506)      $    (730,130)         $   (586,376)            80%
   Other Income /  (Expense)                            31,197             155,129              (123,932)           (80%)
   Income tax provision                                 26,353             220,369                36,790           (352%)
                                                 -----------------------------------------------------------------------

 Net loss from continuing
    operations after income taxes                $ (11,851,397)      $    (148,392)         $(11,933,811)        (14480%)

 Loss from discontinued operations,
   net of taxes                                     (1,355,778)           (104,886)           (1,020,086)           304%
                                                 -----------------------------------------------------------------------

 Net loss                                        $ (13,207,175)      $    (253,278)         $(12,953,897)

Commercial Solutions

Revenues in our Commercial Solutions segment grew 56% in the year ended December 31, 2005 to $26,241,878 from $16,868,091 during 2004. This increase was attributable to an additional $5.3 million contribution from WTP, acquired in March 2005, and $5.5 million from the inclusion of INRANGE Global Consulting for the full year 2005 as compared to only eight months in the prior year.

Costs of revenues, however, increased 82% to $19,510,462 during the year ended December 31, 2005, versus $10,735,154 for the prior year. This increase was partly attributable to the addition of WTP and the inclusion of INRANGE Global Consulting for the full year 2005 versus eight months in 2004. Gross margins in fiscal 2005 decreased to 26% of revenues from 32% in fiscal 2004. The primary drivers of the increase in cost of revenues and the decrease in total gross margins were an increase in the use of sub-contractors resulting in higher variable compensation expense.

Selling and marketing expenses increased due to our growth by $1,479,236, or 81%, to $3,303,729 for the year ended December 31, 2005, as compared with $1,824,493 during 2004. This increase was primarily attributable to an additional $585,945 contribution from WTP, acquired in March 2005 and $661,699 from the inclusion of INRANGE Global Consulting for the full year 2005 as compared to only eight months in the prior year.

General and administrative expenses for the year ended December 31, 2005, were $6,709,310 as compared with $2,481,788 during 2004, representing an increase of $4,227,522, or 170%. Included in this amount in 2005 is a goodwill impairment charge of $3,384,635. The remainder of the increase is due to $810,292 from the full year effect of the INRANGE Global Consulting acquisition in April 2004 and $589,341 in expenses as a result of the WTP acquisition.

Our Commercial Solutions segment had an operating loss of $3,281,624 for the year as compared to $1,826,656 in operating income in the year ended December 31, 2004.

Government Solutions

Our Government Solutions segment experienced a revenue increase of 6% to $8,649,678 in 2005 from $8,169,674 in 2004.

Costs of revenues, principally compensation costs for professional staff, increased 6% to $5,672,588 during the year ended December 31, 2004, versus $5,360,335 in the prior year. Gross margin was unchanged at 34%.

Selling and marketing expenses decreased to $122,311 in the current year versus $234,984 during the year ended December 31, 2004. This decrease in costs was primarily due to using some of our senior consultants in non-billable business development efforts in the prior year.

General and administrative expenses for the year ended December 31, 2005 were $1,765,261 as compared with $1,325,849 in the prior year, representing an increase of $439,412, or 33%. This increase was primarily due to a full year's depreciation expense related to capitalized costs associated with software developed for internal use in the amount of $52,172 and $377,577 in compensation and related payroll costs for additional personnel having the skills and government clearance required for employment in this segment which was required to match our business growth.

As a result of the increase in general and marketing expenses, operating income in the Government Solutions segment for the year ended December 31, 2005 decreased to $1,089,518 from $1,248,506 for the same period last year.

We believe that in 2006 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.

Corporate

Corporate general and administrative expenses for the year ended December 31, 2005, were $8,347,629 versus $2,428,184 in 2004. The increase was primarily attributable to an increase in professional fees and a non-cash stock based compensation charge for stock surrender in the amount of $4,540,221. For 2006 we have implemented several austerity measures to significantly reduce our corporate overhead. (See "2006 Organizational and Fiscal Austerity Measures", below), which we believe will positively impact our economic performance.

Impairment

As noted above, our Commercial Solutions Segment experienced a significant increase in its cost of revenues and operating expenses. The annual test for impairment of goodwill conducted as of October 1, 2005 resulted in a non-cash charge for impairment of goodwill in the amount of $3,384,635. No equivalent impairment was recorded in 2004.

Consolidated Net (Loss)/Income

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $(10,539,735) for the year ended December 31, 2005 as compared to an operating profit of $646,978 in the prior year.

Net interest expense increased $586,376, or 80%, to $1,316,506 in the year ended December 31, 2005 from $730,130 in 2004. The increase was principally attributable to higher borrowings in 2005 as a result of the acquisition of WTP and short term working capital borrowings.

Other income decreased to $31,197 for the year ended December 31, 2005 versus $155,129 for 2004. This decrease was attributable to the effect of a $94,982 gain on the sale of our investment in Applied Discovery, Inc. in 2004.

Taking these additional charges into account, our loss from continuing operations before income taxes was $(11,825,044) for the year ended December 31, 2005 versus income of $71,977 for the year ended December 31, 2004.

Loss from the discontinued operations of Delta net of tax was $1,355,778 for the twelve months ended December 31, 2005 and $104,886 for the twelve months ended December 31, 2004. There was no such charge in 2004. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

We recorded an income tax provision of $26,353 for the year ended December 31, 2005, compared to a provision of $220,369 for 2004.

As a result of all of the above, for the year ended December 31, 2005, we reported a net loss of $(13,207,175) as compared to a net loss of $(253,278) for 2004.

Although there can be no assurance that our performance will improve in 2006, with these significant non-cash expenses and restructuring behind us, we believe we have laid the groundwork for a profitable 2006.

2006 Organizational and Fiscal Austerity Measures

In addition to the consolidation of our commercial business practices into ZCS from July 1, 2005, in January and February 2006 we undertook a number of organizational changes and launched a campaign that we believe will improve the performance of our operating companies, decrease corporate overhead and favorably impact the profitability of our company.

Effective February 1, 2006 Chuck Deskins was appointed President of ZCS, replacing Robert Wise, who will focus on new business and partner development. Mr. Deskins is a seasoned information technology executive whom we expect to have a positive impact on the growth and performance of ZCS.

Effective February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective February 10, 2006, Jack M. Rapport, formerly the Chief Financial Officer, was appointed President of our company, and Kenneth DeRobertis formally the Controller, was appointed Chief Financial Officer.

A number of austerity measures were also initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of our company in 2006. These cost savings measures will save the Company approximately $750,000 annually.

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

Going Concern Basis

The accompanying consolidated financial statements have been presented assuming the continuity of the Company as a going concern. During the year ended December 31, 2005 the Company incurred a loss of $13.2 million and cash outflows from operations of $3.7 million. As of December 31, 2005 the Company has an excess of current liabilities compared to current assets of $5.7 million and had fully borrowed against its revolving credit facility. The credit facility expires on September 1, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On February 10, 2006, the Company announced action taken to streamline and reduce costs. The action taken will assist in reducing cash outflows from operations. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. As noted in Note 11, subsequent to year end the Company received additional working capital of $1 million via the issuance of additional promissory notes to a principal shareholder of the Company in exchange for cash. In addition, the maturity dates on all notes issued to a principal shareholder were extended to May 31, 2007. The Company is exploring alternatives for additional sources of capital and will also seek to extend our revolving credit facility prior to its maturity on September 1, 2006.

There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company earns revenue primarily from IT professional services and, until the sale of Delta in May 2006, also from the sale of IT Hardware.

IT Professional Services

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the years ended December 31, 2005 and 2004.

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

Amounts invoiced or received prior to the performance of services under customer contracts or the shipment of Hardware are recognized as a liability and revenue recognition is deferred until such time as all revenue recognition criteria have been met. With the sale of Delta in March 2006, the Company no longer sells hardware.

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

Evaluating the Carrying Value of Goodwill

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the estimated fair value based of each of the Company's reporting units to the carrying value of their respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess. The estimation of fair values of each reporting unit is based on assumptions and estimates prepared by management which are highly subjective.

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

Going Concern Basis

The accompanying consolidated financial statements have been presented assuming the continuity of the Company as a going concern. During the year ended December 31, 2005 the Company incurred a loss of $13.2 million and cash outflows from operations of $3.7 million. As of December 31, 2005 the Company has an excess of current liabilities compared to current assets of $5.7 million and had fully borrowed against its revolving credit facility. The credit facility expires on September 1, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On February 10, 2006, the Company announced action taken to streamline and reduce costs. The action taken will assist in reducing cash outflows from operations. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. As noted in Note 11, subsequent to year end the Company received additional working capital of $1 million via the issuance of additional promissory notes to a principal shareholder of the Company in exchange for cash. In addition, the maturity dates on all notes issued to a principal shareholder were extended to May 31, 2007. The Company is exploring alternatives for additional sources of capital and will also seek to extend our revolving credit facility prior to its maturity on September 1, 2006.

There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At December 31, 2005 the Company had cash and cash equivalents of $547,363, representing a 71% decrease of $1,329,677 from the December 31, 2004 year-end balance of $1,877,040. This decrease was a result of the reduced operating performance in our Commercial Solutions segment and cash paid for acquisitions which strained our cash resources. This has compelled us to explore other sources of capital, including equity capital, to provide working capital and to fund future acquisitions. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail some operations.

Cash used in operating activities was $3,660,300 for the year ended December 31, 2005 as compared to cash provided from operations of $697,947 in 2004. The outflow in 2005 was primarily due to the net loss for the year of $13,207,175 and the increase an accounts receivable that resulted from customers slowing payments.

Cash used in investing activities was $3,636,102 for the period ended December 31, 2005 as compared to $1,852,348 in 2004. The 2005 outflow primarily reflects our acquisition of WTP and contingent purchase consideration payments of $525,914.

Cash provided by financing activities for the year ended December 31, 2005 was $6,007,621 as compared to $910,151 for 2004. In 2005, we funded the WTP acquisition by borrowing $1,900,000 from our revolving credit facility with Fifth Third Bank (see below). We borrowed an additional $1,700,000 from this revolving credit facility for general working capital purposes. In addition, in February 2005 we announced that our registration statement filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes had gone effective. Through December 31, 2005, we had issued $2,454,814 in renewable unsecured subordinated notes net of redemptions and incurred debt related issuance costs of $462,513.

On September 1, 2004 we entered into a loan agreement and established a $5 million loan facility with Fifth Third Bank. The available credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At December 31, 2005 the facility was fully utilized. This loan is due to expire on September 1, 2006. While the Company intends to request an extension of the loan, there can be no assurance that such extension will be granted by the lender.

On December 30, 2005, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 30, 2006, all the promissory notes to a principal shareholder were extended to May 31, 2007.

Management will continue to monitor the Company's cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash burn, the Company may implement further measures to reduce operating costs in addition to those taken in February 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet its commitments. We are currently exploring other sources of capital, including equity capital, to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, will be available when needed, if at all, on terms acceptable to us. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

To further minimize cash outlays, we expect to continue to supplement compensation for both existing and new employees with equity incentives where possible. We believe that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, the stockholders of the Company, at its annual meeting in June 2005, approved an amendment to the Zanett, Inc. Incentive Stock Plan ("Stock Plan") that increased the number of equity securities that can be issued under the plan from 7,000,000 shares to 10,000,000 shares. While this increase allows us greater flexibility in its use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders.

The Company's Board of Directors authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of our Common Stock from time to time in open market transactions. As of December 31, 2005, we had repurchased 59,658 shares of our Common Stock at a cost of $179,015. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

During 2005, we experienced the following changes in our financial commitments.

- We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from January 1, 2006 to October 31, 2006. The maturity dates of these notes were subsequently extended to May 31, 2007.

- We paid the former shareholders of PDI contingent consideration of $417,250 in cash and 109,290 shares of Common Stock that was valued at $398,907, thus reducing the Company's potential financial commitment to the former PDI shareholders to $382,750 in cash and $1,200,000 in Common Stock.

- We paid the former shareholders of BBT contingent consideration of $50,000 thus reducing the Company's potential financial commitment to the former BBT shareholders to $200,000 in cash in accordance with an agreement reached with them in December 2005.

- As part of the INRANGE Global Consulting acquisition in April 2004, we have a commitment to pay additional consideration comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The seller is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. On June 30, 2005 the Company paid the additional consideration due on the first anniversary.

- On December 30, 2005, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty. The maturity date of this note was subsequently extended to May 31, 2007.

- As of December 31, 2005, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. The Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at December 31, 2005. The table should be read together with the notes to the Consolidated Financial Statements.

                                        Due in less             Due in one                Due after
Obligation                             than one year          to five years               five years
---------------------------------      -------------          -------------               ----------
Contingent consideration for
  acquisition of BBT (1)                $    200,000           $          -             $             -
Contingent consideration for
  acquisition of PDI (2)                     382,750              1,200,000                           -
Contingent consideration for
  acquisition of WTP (3)                     476,000              1,309,674                           -
Notes payable to related party (4)         5,078,250                575,000                           -
Notes payable to third parties (5)           976,705              3,397,689                           -
Bank line of credit (6)                    5,325,000                      -                           -
Non-cancelable office lease (7)              521,153              2,958,824                           -
Additional consideration for
  acquisition of ICC (8)                     400,000                800,000                           -
                                        ------------           ------------             ---------------
                                        $ 13,359,858           $ 10,241,187             $             -
                                        ============           ============             ===============

(1) Contingent consideration payable to the former BBT shareholders as part of the Company's acquisition of BBT on December 7, 2001. Effective December 1, 2005, the Company entered into a definitive agreement with the two former shareholders of BBT in connection with their third and final earn-out payment. As a result of the agreement, the Company has agreed to make a cash payment of $250,000. The BBT Shareholders received a payment of $50,000 in December 2005 with the remaining balance being paid to them in January 2006.

(2) Contingent consideration payable to the former PDI shareholders as part of the Company's acquisition of PDI effective January 31, 2003. The maximum aggregate contingent consideration of $1,200,000 in cash and approximately $2,000,000 in Common Stock is payable in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 2005 and 2006. We paid the first two cash payments in full and $17,250 of the third payment. The remaining balance of the third cash payment has been accrued as a liability at December 31, 2005.

(3) Contingent consideration payable to the former WTP shareholder as part of the Company's acquisition of WTP effective March 1, 2005. The maximum aggregate contingent consideration of $938,651 in cash and approximately $847,023 in Common Stock is payable over the next four years subject to WTP's achievement of certain financial performance targets for each of the fiscal years ended March 2006 through March 2009.

(4) Notes payable to a principal shareholder of the Company totaling $4,575,000 that mature on October 31, 2006 and related interest expense. The maturity dates of these notes were subsequently extended to May 31, 2007.

(5) Renewable unsecured subordinated notes including interest expense and a note payable including interest expense to a third party in the amount of $1,500,000 that matures on January 2, 2007 and related interest expense.

(6) The credit accommodation that was established in 2004 with Fifth Third Bank has an outstanding balance of $5,000,000 at December 31, 2005 and is due to expire on September 1, 2006 and related interest expense.

(7) The Company, ZCS and PDI lease their main offices under non-cancelable operating leases that expire in December 2008, June 2008, August 2009 and August 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At December 31, 2005, the future minimum lease payments under these leases were $3,479,977.

(8) Additional consideration for ICC comprising of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The seller is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. The Company paid the first anniversary payment in full in 2005.

The Company's liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

- We maintain our cash balances and money-market instruments with three separate institutions of high credit quality to minimize our exposure.

- We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. For the year ended December 31, 2005, we had one customer that accounted for approximately 10% of total revenues. For the year ended December 31, 2004, we had two customers that accounted for approximately 12%, and 10% of total revenues. At December 31, 2005, the Company did not have a customer account that accounted for over 10% of accounts receivable. At December 31, 2004, we had one customer that accounted for 14% of accounts receivable.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (R), "Share-Based Payment" to replace FAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS No. 123 (R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by Management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of FAS No. 123(R) will have a material impact on the Company's consolidated results of operations and earnings per share but has not yet determined the additional expense in 2006.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS No. 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on the consolidated results of operations and earnings per share as the Company will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plan rather than disclose the impact on the Company's consolidated net loss within the footnotes, as is the Company's current practice.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the effect of FAS 154 will have material impact on its financial statements.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

RISK FACTORS

Certain Factors That May Affect the Company's Future Performance

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

Our Auditor's Report States That Certain Factors Raise Substantial Doubt About the Company's Ability to Continue as a Going Concern

During the year ended December 31, 2005 the Company incurred a loss of $13.2 million and cash outflows from operations of $3.7 million. As of December 31, 2005 the Company has an excess of current liabilities compared to current assets of $5.7 million and had fully borrowed against its revolving credit facility. Our independent registered public accounting firm, Deloitte & Touche LLP, has concluded that these items raise substantial doubt about our ability to continue as a going concern and has included that conclusion in its audit report on our Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this report. The going concern qualification may cause concern to one or more of our constituencies of employees, stockholders, customers or vendors. If any customer's or vendor's concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.

We Will Require Additional Financing To Sustain Our Operations And Without It We May Need to Significantly Curtail Operations

Due to continued operating expenses and scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

Limited Operating History

We began to implement our business strategy in 2002 and, therefore, have a limited operating history to evaluate. There is no assurance that we will be able to acquire sufficient companies to grow our business and achieve the advantages of scale and other synergies that the strategy contemplates.

Lack of Profitability; Future Operating Results

We have a history of operating losses including a loss of $13,207,175 in 2005. We may incur additional operating losses in the future. Operating expenses may increase as the Company seeks to grow its business through acquisition and as its existing business expands. Even if the Company achieves consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable it to continue to expand its business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Dependence on Key Customers; Non-Recurring Revenue

For the year ended December 31, 2005, our largest customer accounted for approximately 10% of revenues. Non-renewal or termination of contracts with these customers could have a material adverse effect on the Company. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

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

In addition, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those we have targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately held IT service companies generally place greater emphasis, than obtaining the management skills and networking services that the Company can provide. Even if we are able to successfully compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted companies. If the Company cannot acquire interests in attractive companies on reasonable terms, our growth by acquisition strategy may not succeed.

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

Systems Failure Risk

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. The Company currently maintains most of its computer systems in its facilities in New York, NY and at business unit offices in Needham, MA; in Stoneham, MA; Mason, OH; Indianapolis, IN; Aurora, CO; and Aliso Viejo, CA. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

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

As of December 31, 2005, we had 194 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

Need for Capital

As of December 31, 2005, our revolving line of credit with Fifth Third Bank was fully utilized. During 2005 we also issued $2 million of new unsecured subordinated notes to third parties. In addition, we issued promissory notes to a principal shareholder of $500,000 in 2005 and $1,000,000 in the first quarter of 2006.

Our future capital uses and requirements will depend on numerous factors, including:

      *  The extent to which our solutions and services gain market acceptance;
      *  The level of revenues from present and future solutions and services
      *  The expansion of operations;
      * The costs and timing of product and service developments and sales and marketing activities;
      *  Costs related to acquisitions of technology or businesses; and
      *  Competitive developments.

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

As of December 31, 2005, we had granted options to purchase 7,158,409 shares under our 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 10,000,000.

      * 300,000 nonqualified stock options to three outside directors on November 17, 2001;

      * 476,610 nonqualified stock options were issued to BBT employees who were prior option holders of BBT as part of the acquisition of BBT on December 7, 2001;
      *  250,500 nonqualified stock options were issued to the employees of BBT;
      *  420,036 nonqualified stock options were issued to the employees of BCG;
      * 1,300,000 nonqualified stock options were issued to business associates in exchange for the cancellation of their restricted shares of Common Stock and related notes payable;
      * 266,666 nonqualified stock options were issued to independent contractors as compensation for public relations services provided to the Company;
      * 2,402,802 nonqualified stock options were issued to employees of the Company during 2003;
      * 100,000 nonqualified stock options were issued to an outside director during 2003.
      * 100,000 nonqualified stock options were issued to an outside director during 2004.
      * 510,253 nonqualified stock options were issued to employees of the Company during 2004;
      * 200,000 nonqualified stock options were issued to an outside director during 2005.
      * 1,172,611 nonqualified stock options were issued to employees of the Company during 2005;
      * 40,000 nonqualified stock options were issued to business associates during 2005;
      * 501,250 nonqualified stock options were issued to independent contractors as compensation for public relations services provided to the Company;

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

Ownership of the Company is concentrated

Claudio Guazzoni, the Company's Chief Executive Officer owns approximately 26% of the outstanding Common Stock as of December 31, 2005. As a result, he possesses significant influence over the Company's decision making on business matters, including the election of directors.

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

Future growth is dependent on producing revenue sufficient to cover increasing expenses

Expenses will increase as we build an infrastructure to implement our strategy. We expect to hire additional employees and expand information technology systems. We also may increase our operating expenses to:

      *  broaden our support capabilities for Commonwealth Members;
      *  explore acquisition opportunities and alliances with other companies;
         and
      *  facilitate business arrangements among our business units.

If the higher expenses are not accompanied by increased revenue, our earnings will be lower than anticipated.

Item 7.  Financial Statements.

The Company's Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8a. Controls and Procedures

The Company's Chief Executive Officer, Claudio Guazzoni, and the Company's Chief Financial Officer, Kenneth DeRobertis, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls include controls to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, Messrs. Guazzoni and DeRobertis have concluded that the Company's disclosure controls and procedures are not effective because of the material weakness in internal control over financial reporting described below. Management views internal control over financial reporting as an integral component of the Company's disclosure controls and procedures.

The Company currently does not have sufficient accounting resources to ensure there are appropriate controls over the financial reporting and closing process or to ensure significant nonroutine transactions are accounted for in accordance with US GAAP. This material weakness resulted in material audit adjustments in order to present the 2005 annual financial statements in accordance with US GAAP. The Company intends to hire additional staff with the requisite knowledge to ensure that these weaknesses are properly addressed and remedied.

Item 8b. Other Information

None

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Our directors and executive officers, their ages and positions are set forth below:

Name                           Age                    Title                    Since
---------------------          ---          -------------------------        ---------
Claudio M. Guazzoni             43          Chairman, Chief Executive           2000
                                            Officer and Director
Jack M. Rapport                 53          President                           2001
Kenneth DeRobertis              49          Chief Financial Officer             2006
Pierre-Georges Roy              40          Secretary                           2001
L. Scott Perry                  57          Director                            2001
Jay W. Kelley                   64          Director                            2003
William H. Church               59          Director                            2004
Leonard G. Goldstein            56          Director                            2005
R. Evans Hineman                71          Director                            2005

All terms of office are for one year.

Claudio M. Guazzoni - Mr. Guazzoni was named Chief Executive Officer of Zanett, Inc. effective as of the close of business on February 10, 2006, after serving as President of Zanett, Inc. since he co-founded the Company in 2000. Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President. At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of young technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group. His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion, provides Zanett with expertise in international finance and deal structuring.

Jack M. Rapport - Mr. Rapport was named President of Zanett, Inc. effective as of the close of business on February 10, 2006, after serving as the Chief Financial Officer since April 2001. Prior to such time, Mr. Rapport served as the interim Chief Financial Officer of Adept, Inc. and then the Vice President of Corporate Development for Coriva, Inc., a wholly-owned subsidiary of Adept, Inc., since early 2000. From 1998 to early 2000, Mr. Rapport served as President and Chief Executive Officer of Whitehall Capital Associates, Ltd., a financial services company, in 1998 and Wyndham Capital Management, Ltd., a financial consulting firm, in 1999. From 1995 to 1997, Mr. Rapport was the Executive Vice President and Chief Financial Officer of The Pharmacy Fund, Inc., a healthcare finance company. In total, Mr. Rapport has over thirty years of financial and business experience in both public and private corporate settings including:
Bank of America, Manufacturers Hanover Trust Co. (now JPMorganChase) and Blue Cross and Blue Shield of Maryland.

Kenneth A. DeRobertis - Mr. DeRobertis was named Chief Financial Officer of Zanett, Inc. effective as of the close of business on February 10, 2006, after serving as the Corporate Controller of Zanett, Inc. since June 2004. Prior to such time, Mr. DeRobertis served as a consultant to Zanett, Inc.. Prior to joining Zanett, Inc. on a full time basis, he served as the Director of Corporate Reporting for Monster Worldwide (formally TMP Worldwide Inc.), the parent company of Monster, a leading global online careers property, from 2001 to 2003. From 1993 to 2001, Mr. DeRobertis was with The Man Group USA (formally E.D. & F. Man Inc.), an agricultural/financial services/asset management firm whose parent company was based in the United Kingdom and listed on the London Stock Exchange. During this period, he served as the Assistant Controller to the Brokerage Division from 1993 to 1996, Finance Director for a derivative bond trading desk in the Asset Management Division from 1996 to 1999 and from 1999 to 2001 he served as the Corporate Controller of North America.

Pierre-Georges Roy - Mr. Roy has served as Secretary of Zanett, Inc. since 2001, and served as Chief Legal Officer of Zanett, Inc. from 2001 to February, 2006. Prior to such time, Mr. Roy served as Vice President - Corporate Development and General Counsel for Openstream, Inc., a software developer of wireless applications, from 2000 to 2001 and was a practice leader in telecom corporate finance and mergers and acquisitions with Clifford Chance, the world's largest law firm, from 1997 to 2000. At Clifford Chance, Mr. Roy managed transactions worth over $20 billion in combined value.

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

Mr. Perry currently served as non-executive Chairman of INEA, a corporate performance management software company, and Chairman of Smartserv Online, a NASDAQ listed wireless application provider. He is also an advisor and Operating Partner of Global Communications Partners, an early stage venture capital fund based in Menlo Park, California.

In addition to his board and advisory responsibilities, Mr. Perry is the founder and principal of Cobblers Hill Group, based in Weston, Connecticut, through which he advises a number of small and early stage companies as well as engaging with other larger companies on strategic consulting engagements.

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

Since 2003, General Kelley has been a Senior Vice President in the National Security Solutions Group of Mantech International Corporation where he has primary responsibility for ManTech's business relating to Department of Defense and intelligence community space programs and other Midwest operations.

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

Leonard G. Goldstein - Mr. Goldstein brings over 25 years of diversified technology and financial experience to the investment community. From 2001 to 2003, he was the Chief Information Officer of Pequot Capital Management, a premier hedge fund and venture capital group based in Westport, Connecticut and New York City, NY. He was responsible for overall technology strategy, evaluation, implementation and operations.

Prior to Pequot, he served as the CIO of IntraLinks, responsible for all aspects of technology including: Research & Development, ASP Hosting Services, Operations, Information Security, Infrastructure and CRM/ERP systems. As a founding partner, he was instrumental in growing IntraLinks to a major player in the area of digital collaboration. Prior to IntraLinks, he was a Vice President in the Investment Research Department at Goldman, Sachs & Company; responsible for the development, implementation and operation of a large scale Internet based research delivery system known as the ResearchXpresssm.

Mr. Goldstein has his doctorate and masters degrees in engineering from Brooklyn Polytechnic Institute and New York University.

R. Evans Hineman - Mr. Hineman is currently a private consultant. Previously he served as corporate Executive Vice President and president of the National Security Solutions Group of ManTech International Corporation. He also served as Litton Vice President for Intelligence, president of Litton/TASC and other leadership positions in TASC supporting customers in the intelligence community and other government entities. Prior to joining TASC in 1989, Mr. Hineman had served for more than thirty-three years in the U.S. Government.

Mr. Hineman joined the Central Intelligence Agency in 1964 as part the newly formed Foreign Missile and Space Analysis Center (FMSAC) where he served in various positions in the weapons analysis field including the Director of Weapons Intelligence. In 1973, Mr. Hineman was appointed by the Director of Central Intelligence to the DCI's Weapon and Space System Intelligence Committee, where he oversaw intelligence community missile and space analysis activities on behalf of the DCI.

From 1979 until 1982, Mr. Hineman served as the Associate Deputy Director of Intelligence and in that position assisted in the management of all of CIA's analytic and intelligence production activities. Mr. Hineman was subsequently appointed Deputy Director for Science and Technology of the CIA and Director of Program B in the National Reconnaissance Office in July 1982 and served in that position until his retirement from government service in September 1989. As the DDS&T, he was responsible for management of an organization engaged in research, development, engineering and operations of various intelligence collection and information processing systems.

On the occasion of the CIA's fiftieth anniversary, Mr. Hineman was awarded one of fifty Trailblazer awards for his service. He holds the CIA's Distinguished Intelligence Medal, the NRO's Distinguished Service Medal, and two National Intelligence Distinguished Service Medals and has served on various advisory boards for the government.

Item 10. Executive Compensation

The response to this Item will be contained in the Company's 2006 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

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

                                                      Beneficial Ownership of Common Stock
                                                   -------------------------------------------
Name and Title of                                      Number of Shares            Percentage
Beneficial Owner                                     Beneficially Owned (1)       of Class (1)
-------------------------------------------        ------------------------       ------------
Claudio M. Guazzoni
   Chief Executive Officer and Director (2)               7,449,944                   26.2%
David McCarthy (2)                                        7,522,967                   26.4%
Jack M. Rapport
  President (2)                                             395,061  (3)               1.4%
Pierre-Georges Roy
  Chief Legal Officer (2)                                   207,910  (4)               0.7%
William H. Church
  Director                                                   33,333  (5)                 -
Leonard G. Goldstein
  Director                                                        -  (6)                 -
Jay W. Kelley
  Director                                                   66,666  (7)                 -
L. Scott Perry
  Director                                                  100,000  (8)                 -
R. Evans Hineman
  Director                                                        -  (9)                 -
Bruno Guazzoni                                            6,682,392                   23.5%
Trust for Scott and Mary Seagrave                         1,877,984                    6.6%
-------------------------------------------        ----------------                 ------
All Directors and Executive Officers
   as a Group (9 persons)                                15,775,881  (10)             55.3%

- Less than 1%.

(1) The percentage of class based upon 28,529,239 shares of common stock issued and outstanding (or deemed to be issued and outstanding) as of December 31, 2005, calculated in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person. The address for all persons listed in the above table is c/o Zanett, Inc., 635 Madison Avenue, New York, NY 10022, except for the Trust for Scott and Mary Seagrave, the address of which is 5412 CourseView Drive, Suite 122, Mason, OH 45040.

(2) Effective as of the close of business on February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective as of the close of business on February 10, 2006, Jack
M. Rapport, formerly the Chief Financial Officer, was appointed President of our company, and Kenneth DeRobertis the former Controller, was appointed Chief Financial Officer.

(3) Excludes 750,000 shares of common stock issuable upon exercise of options issued to Mr. Rapport on August 4, 2003. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the board of directors.

(4) Excludes 750,000 shares of common stock issuable upon exercise of options issued to Mr. Roy on August 4, 2003. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the board of directors.

(5) On August 25, 2004, Mr. Church was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $3.82 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of September 1, 2005, 2006 and 2007. Therefore, at October 31, 2005, 33,333 shares had vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until September 1, 2009, except as otherwise provided in such agreement.

(6) Mr. Goldstein did not beneficially own any shares of the Company's Common Stock as of March 31, 2005. On April 21, 2005, Mr. Goldstein was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $3.30 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of April 21, 2006, 2007 and 2008. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until April 21, 2010, except as otherwise provided in such agreement.

(7) On June 17, 2003, General Kelley was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of June 17, 2004, 2005 and 2006. Therefore, at October 31, 2005, 66,666 shares had vested, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until June 17, 2008, except as otherwise provided in such agreement.

(8) On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company's common stock with an exercise price of $2.00 per share. These options were exercisable immediately but the underlying shares were initially unvested, with vesting occurring ratably on each of August 1, 2002, 2003 and 2004. At October 31, 2005, Mr. Perry had the right under these options to purchase 100,000 of vested shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(9) Mr. Hineman did not beneficially own any shares of the Company's Common Stock as of November 30, 2005. On July 20, 2005, Mr. Hineman was issued options to purchase 100,000 shares of the Company's Common Stock with an exercise price of $3.65 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of July 21, 2006, 2007 and 2008. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until July 20, 2010, except as otherwise provided in such agreement.

(10) Includes 199,999 vested shares of the Company's Common Stock issuable upon the exercise of options.

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

                                     Number of securities        Weighted average       Number of securities
                                        to be issued on            exercise price        remaining available
                                         exercise of              of outstanding         for future issuance
                                     outstanding options,        options, warrants         under equity
Plan Category                        warrants and rights            and rights           compensation plans
-----------------------------       ---------------------        -----------------      --------------------
Equity Compensation plans
   approved by equity holders              7,158,409              $       2.75                 2,841,591
Equity Compensation plans not
   approved by equity holders
-----------------------------             ----------              ------------                ----------
Total                                      7,158,409              $       2.75                 2,841,591
                                          ==========              ============                ==========

Item 12. Certain Relationships and Related Transactions

During the past two years, the Company was a party to the following transactions with related parties:

The Company recorded general and administrative expenses in the amount of $53,250 and $213,000 for office space, computer equipment, telephone and other administrative support provided by The Zanett Securities Corporation through March of 2005 and in 2004, respectively. The Zanett Securities Corporation and the Company have common majority ownership. In April 2005, the Company moved its corporate headquarters which effectively ended this arrangement. We believe that the terms of this arrangement were fair and not less favorable to us than could have been obtained from unaffiliated parties.

In 2005, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett's Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 23.5% of Zanett's outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from May 1, 2006 to October 31, 2006.
These notes bear interest at an annual rate of 11%. On December 30, 2005, the Company issued an additional promissory note in the amount of $500,000 to Bruno Guazzoni. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty. In March 2006, the Company issued two promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes mature on January 2, 2007 and bear interest at an annual rate of 15%. [In March 2006, the maturity date was extended to May 31, 2007.]

On November 7, 2005, Pierre-Georges Roy and Jack M. Rapport surrendered 242,090 and 179,354 shares of Common Stock of the Company, respectively, in satisfaction of promissory notes issued by each of them to Zanett in 2001 and 2002. At the time the notes made by Mr. Roy were satisfied, the total amount of principal outstanding and accrued interest under such notes was $950,000 and $180,561.64, respectively. At the time the notes made by Mr. Rapport were satisfied, the total amount of principal outstanding and accrued interest under such notes was $697,664.85 and $139,916.93, respectively. As a result of this surrender of shares of Common Stock, the obligations of Messrs. Roy and Rapport under their respective notes have been satisfied in full.

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

2.6(6) Stock Purchase Agreement by and among Whitebread Technology Partners, Inc. Zanett Inc., and Joel D'Arcy dated as of March 1, 2005.

2.6(7) Agreement and Plan of Merger of Whitebread Technology Partners, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

2.7(7) Agreement and Plan of Merger of INRANGE Consulting Corporation and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

2.8(7) Agreement and Plan of Merger of Back Bay Technologies Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

3.1(8)    Certificate of Incorporation.

3.2(8)    Bylaws.

4.1(9) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005.

4.2(9)    Form of Note

4.3(9)    Form of Note Confirmation

4.4(9)    Form of Subscription Agreement

10.1(10) Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.

10.2(10) Stockholders' Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.

10.3(10) Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.4(11) Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.5(11) Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski and Oleg Rabaev

10.6(11) Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.

10.7(11) Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.8(11) Convertible Promissory Note in the amount of $50,000 dated February 15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.9(12)* Zanett Inc. Amended and Restated Incentive Stock Plan

10.10(13) Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting Corporation, Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.

10.11(7) First Amended and Restated Loan and Security Agreement dated as of December 30, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.

10.12(7)  Promissory Note in the amount of $1,500,000 issued to Mr. Bruno
          Guazzoni.

10.13(7)  Promissory Note in the amount of $3,075,000 issued to Mr. Bruno
          Guazzoni.

10.14(7)  Promissory Note in the amount of $500,000 issued to Mr. Bruno
          Guazzoni.

10.15(13) Promissory Note in the amount of $1,500,000 issued to Emral Holdings
          Limited.

10.16     Promissory Note in the amount of $500,000 issued to Mr. Bruno
          Guazzoni.

10.17     Promissory Note in the amount of $500,000 issued to Mr. Bruno
          Guazzoni.

14.1(14)  Code of Conduct and Ethics

21.1(7)   Subsidiaries of Zanett, Inc.

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1      Certification by the Chief Executive Officer pursuant to Section
          1350

32.2      Certification by the Chief Financial Officer pursuant to Section
          1350

-----------------------------------------------------------------------------
*        Management contract or compensatory plan or arrangement

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

(3) Incorporated by reference to our Current Report on Form 8-K filed February 13, 2003.

(4) Incorporated by reference to our Current Report on Form 8-K filed December 19, 2003.

(5)      Incorporated by reference our Current Report on Form 8-K filed May 6,
         2004.

(6) Incorporated by reference to our Current Report on Form 8-K filed March 7, 2005.

(7)      Incorporated by reference to Post-Effective Amendment No. 1 on
         Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.

(8) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(9) Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 filed February 1, 2005.

(10) Incorporated by reference to our Current Report on Form 8-K filed February 23, 2001.

(11) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.

(12) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

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

SIGNATURES

In accordance with Section 13 or 15(d) or the Securities Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2006.

                                           ZANETT, INC.

                                           BY: /s/ Claudio Guazzoni
                                           -----------------------------
                                           Claudio Guazzoni
                                           Chief Executive Officer
                                           (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2006.

SIGNATURE                                   TITLE

/s/ Claudio Guazzoni                        Chairman & Chief Executive
----------------------------------          Officer
Claudio Guazzoni

/s/ Kenneth DeRobertis                      Chief Financial Officer
----------------------------------          (Principal Financial and
Kenneth DeRobertis                           Accounting Officer)

/s/ L. Scott Perry                          Director
----------------------------------
L. Scott Perry

/s/ Jay W. Kelley                           Director
----------------------------------
Jay W. Kelley

/s/ William H. Church                       Director
----------------------------------
William H. Church

/s/ Leonard Goldstein                       Director
----------------------------------
Leonard Goldstein

/s/ R. Evans Hineman                        Director
----------------------------------
R. Evans Hineman

ZANETT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004             52

Consolidated Statements of Operations for the years ended
  December 31, 2005 and 2004                                             54

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2005 and 2004                         55

Consolidated Statements of Cash Flows for the years ended
  December 31, 2005 and 2004                                             56

Notes to Consolidated Financial Statements                               58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zanett, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP
-------------------------
New York, New York
April 17, 2006

                                  ZANETT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ---------------------------
                                                      2005            2004
                                                  -----------     -----------
Assets
Current assets:
  Cash and cash equivalents                       $   547,413     $ 1,877,040
  Accounts receivable net of allowance
    for doubtful accounts of $291,516 and
    $191,204, respectively                          7,672,153       5,024,279
  Income tax receivable                                84,557               -
  Unbilled revenue                                    498,448          90,711
  Prepaid expenses and other current assets         1,359,687         781,995
  Deferred income taxes                                     -         156,326
  Assets held for sale                                834,051               -
                                                  -----------     -----------
          Total current assets                     10,996,309       7,930,351

Property and equipment, net                           667,287         556,596
Goodwill                                           16,100,483      17,911,360
Intangibles and long-lived assets, net                814,374         972,242
Deferred income taxes                                       -          15,519
Other assets                                          122,387          47,570
                                                  -----------     -----------
          Total assets                            $28,700,840     $27,433,638
                                                  ===========     ===========

Liabilities and stockholders' equity Current
  liabilities:
     Accounts payable                             $ 1,386,213     $ 1,141,857
     Accrued expenses                               2,683,735       1,993,552
     Short-term debt                                5,000,000       1,400,000
     Notes payable                                  4,575,000               -
     Short term renewable unsecured
        subordinated debt                             697,223               -
     Other current liabilities                      1,356,823       1,692,288
     Income taxes payable                                   -          31,227
     Deferred revenue                                 187,827          37,156
     Deferred income taxes                            118,083               -
     Capital lease obligations - current               29,940               -
     Liabilities held for sale                        623,131               -
                                                  -----------     -----------
          Total current liabilities                16,657,975       6,296,080
                                                  -----------     -----------
Notes payable                                       2,000,000       6,075,000
Long term renewable unsecured
        subordinated debt                           1,757,591               -
Other non-current liabilities                       1,089,387       1,075,032
Capital lease obligations                              30,006               -
Deferred rent expense                                 106,267               -
Deferred income taxes                                 206,001         592,090
                                                  -----------     -----------
         Total liabilities                         21,847,227      14,038,202
                                                  -----------     -----------

Commitments and contingencies                               -               -
Stockholders' equity
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                         -               -
     Common stock, $0.001 par value;
        50,000,000 shares authorize
        28,529,395 and 28,564,003 shares
        issued and outstanding, respectively           28,529          28,564
     Additional paid-in capital                    26,903,345      22,070,707
     Treasury stock, at cost - 59,658 and
        44,175 shares, respectively                  (179,015)       (114,108)
     Notes receivable for stock subscriptions
        and accrued interest                                -      (1,897,656)
     Accumulated deficit                          (19,899,246)     (6,692,071)
                                                  -----------     -----------
           Total stockholders' equity               6,853,613      13,395,436
                                                  -----------     -----------
           Total liabilities and
             stockholders' equity                 $28,700,840     $27,433,638
                                                  ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended December 31,
                                                 ---------------------------
                                                     2005           2004
                                                ------------    ------------
Revenue                                         $ 34,891,556    $ 25,037,765

Operating expenses:
   Cost of revenue                                25,183,051      16,095,489
   Selling and marketing                           3,426,040       2,059,477
   General and administrative (including non-
     cash compensation and consulting expense
     of $5,896,012 and $576,445, in 2005 and
     2004, respectively)                          13,437,565       6,235,821
   Impairment of goodwill                          3,384,635               -
                                                ------------    ------------
        Total operating expenses                  45,431,291      24,390,787
                                                ------------    ------------
        Operating (loss)/income                  (10,539,735)        646,978
                                                ------------    ------------
Other income/(expense):
    Interest income                                   82,735         114,890
    Interest expense                              (1,399,241)       (845,020)
    Other, net                                        31,197         155,129
                                                ------------    ------------
    Total other expense                           (1,285,309)       (575,001)
                                                ------------    ------------
(Loss)/income from continuing
    operations before income taxes               (11,825,044)         71,977

Income tax provision/(benefit)                        26,353         220,369
                                                ------------    ------------
Net loss from continuing operations
    after taxes                                 $(11,851,397)   $   (148,392)
                                                ------------    ------------
Loss from discontinued operations, net
    of taxes                                    $ (1,355,778)   $   (104,886)
                                                ------------    ------------
Net loss                                        $(13,207,175)   $   (253,278)
                                                ------------    ------------
Basic and diluted loss per share:

Continuing operations                           $      (0.40)   $       0.00
Discontinued operations                         $      (0.05)   $      (0.01)
                                                ------------    ------------
Net loss per common share to common
    stockholders (basic and diluted)            $      (0.45)   $      (0.01)
                                                ============    ============

Weighted average shares outstanding - basic
    and diluted                                   29,549,485      29,154,468
                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Notes
                                                        Additional              Receivable
                                        Common Stock      Paid-in   Treasury    for Stock      Deferred    Accumulated
                                     Shares     Amount   Capital      Stock    Subscriptions  Compensation    Deficit       Total
                                   ----------  -------  ----------  ---------  -------------  ------------  ------------  --------
Balance, January 1, 2004           28,116,377  $28,116  $20,843,146  $ (55,926)  $(1,801,541) $(192,943)  $(6,438,793) $12,382,059

Issuance of common stock in
   connection with acquisitions       294,054      294      833,187          -             -          -             -      833,481
Compensatory restricted
   common stock sold to
   non-employees and employees        153,572      154      394,374          -             -    192,943             -      587,471
Repurchase of common stock                  -        -            -    (58,182)            -          -             -      (58,182)
Interest on notes receivable for
   stock subscriptions                      -        -            -          -       (96,115)         -             -      (96,115)
Net income                                  -        -            -          -             -          -      (253,278)    (253,278)
                                   ----------  -------  -----------  ---------  ------------ ----------  ------------   ----------
Balance, December 31, 2004         28,564,003  $28,564  $22,070,707  $(114,108)  $(1,897,656) $       -  $ (6,692,071) $13,395,436


Issuance of common stock in
   connection with acquisitions       233,754      233      904,502          -             -          -             -      904,735
Compensatory restricted common
   stock and options issued to
   non-employees and employees        151,046      151    1,355,640          -             -          -             -    1,355,791
Issuance of common stock for
   stock options exercised              2,036        2           (2)         -             -          -             -            -
Repurchase of common stock                  -        -            -    (64,907)            -          -             -      (64,907)
Interest on notes receivable for
   stock subscriptions                      -        -            -          -       (70,487)         -             -      (70,487)
Surrender of common stock for
   payment of notes receivable       (421,444)    (421)   2,572,498          -     1,968,143          -             -    4,540,220
Net loss                                    -        -            -          -             -          -   (13,207,175) (13,207,175)
                                   ----------  -------  -----------  ---------  ------------ ----------  ------------   ----------
Balance, December 31, 2005         28,529,395  $28,529  $26,903,345  $(179,015) $          - $        -  $(19,899,246)  $6,853,613
                                   ==========  =======  ===========  =========  ============ ==========  ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                 ----------------------------
                                                     2005             2004
                                                 ------------     -----------
Cash flows from operating activities:
Net loss                                         $(13,207,175)    $  (253,278)
Adjustments to reconcile net(loss)/income to
   net cash provided by /(used) in operating
       activities:
     Gain on sale of investment                             -         (94,982)
     Depreciation and amortization                    574,967         327,639
     Impairment of goodwill                         3,384,635               -
     Impairment of goodwill on discontinued
        operations                                  1,212,609               -
     Stock based compensation and services          5,896,012         576,445
     Interest income related to notes receivables     (70,488)        (96,115)
     Accretion of interest on deferred
        consideration                                  61,567          54,043
     Deferred income taxes                            (96,160)       (127,248)
     Deferred rent expense                            106,267               -
     Changes in:
       Accounts receivable                         (1,937,103)        383,997
       Unbilled revenue                              (239,507)        (84,111)
       Prepaid expenses and other current assets     (104,231)       (352,489)
       Other assets                                   (76,946)        (10,188)
       Accrued expenses                               636,984         326,756
       Accounts payable                               380,434        (225,589)
       Other current liabilities                     (107,628)        152,294
       Income taxes payable                          (114,984)         59,784
       Deferred revenue                                40,447          60,989
                                                 ------------     -----------
     Net cash (used in)/provided by
      operating activities                         (3,660,300)        697,947
                                                 ------------     -----------
Cash flows from investing activities:
       Cash paid for acquisitions,
        net of cash acquired                       (2,810,342)     (1,150,742)
       Cash paid as contingent consideration
        related to past acquisitions                 (525,914)       (827,640)
       Proceeds from sale of investment in
        affiliated company                                  -          94,982
       Collection of loan receivable                        -         394,614
       Additions to property and equipment           (299,846)       (363,562)
                                                 ------------     -----------
     Net cash used in
      investing activities                         (3,636,102)     (1,852,348)
                                                 ------------     -----------
Cash flows from financing activities:
       Issuance of notes payable to related party     500,000         500,000
       Repayment of short term borrowings                   -        (431,667)
       Payments for debt issuance costs              (462,513)              -
       Payments for redemption of unsecured notes    (354,727)              -
       Proceeds from short term borrowings          3,600,000       1,400,000
       Proceeds from issuance of unsecured notes    2,809,541               -
       Repayment of long term borrowings                    -        (500,000)
       Repayment of debt acquired in acquisition            -               -
       Repurchase of common stock                     (64,907)        (58,182)
       Capital lease payments                         (19,773)              -
                                                 ------------     -----------
     Cash flows provided by financing activities    6,007,621         910,151
                                                 ------------     -----------

Net decrease in cash and
  cash equivalents                                 (1,288,781)       (244,251)
Cash and cash equivalents, beginning of year
  continuing operations                             1,877,040       2,121,291
                                                 ------------     -----------
Cash and cash equivalents, end of year           $    588,259     $ 1,877,040
                                                 ============     ===========

Reconciliation of cash:
         Cash                                    $    547,363
         Cash held for sale                            40,896
                                                 ------------
         Total                                   $    588,259
                                                 ============


Interest paid                                    $    974,636     $   724,573
                                                 ============     ===========
Income taxes paid                                $    246,272     $    85,311
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

The Company's operations are divided into two business segments: Commercial Solutions and Government Solutions. The Commercial Solutions segment consisted of its wholly-owned subsidiaries: Back Bay Technologies, Inc., ("BBT"), based in Needham, Massachusetts, INRANGE Consulting Corporation("ICC"), based in Mason, Ohio, and, as of March 1, 2005, Whitbread Technology Partners, Inc. ("WTP"), based in Stoneham, Massachusetts.
On December 30, 2005, BBT, ICC and WTP merged with and into another of our wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. ("ZCS").

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

Note 2. Significant Accounting Policies

Going Concern Basis

The accompanying consolidated financial statements have been presented assuming the continuity of the Company as a going concern. During the year ended December 31, 2005 the Company incurred a loss of $13.2 million and cash outflows from operations of $3.7 million. As of December 31, 2005 the Company has an excess of current liabilities compared to current assets of $5.7 million and had fully borrowed against its revolving credit facility. The credit facility expires on September 1, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On February 10, 2006, the Company announced action taken to streamline and reduce costs. The action taken will assist in reducing cash outflows from operations. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. As noted in Note 11, subsequent to year end the Company received additional working capital of $1 million via the issuance of additional promissory notes to a principal shareholder of the Company in exchange for cash. In addition, the maturity dates on all notes issued to a principal shareholder were extended to May 31, 2007. The Company is exploring alternatives for additional sources of capital and will also seek to extend our revolving credit facility prior to its maturity on September 1, 2006.

There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2005 and 2004 approximate their fair values due to their short maturities.

Notes receivable from certain officers as of December 31, 2004 of the Company were at fixed interest rates that management believes reflected current market rates for secured notes of this type. As a result, the Company believes that the carrying value of these notes approximated their fair value.

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

IT Professional Services

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time. The Company's revenues generated from fixed fee contracts were not significant in the years ended December 31, 2005 and 2004.

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

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for the awards consistent with the fair value method of SFAS 123, the Company's net loss and basic and diluted loss per common share for the years ended December 31, 2005 and 2004 would have been changed to the pro forma amounts shown below:

                                                            Year ended December 31,
                                                            2005               2004
                                                        -------------       ----------
Net (loss)/income, as reported:                         $ (13,207,175)      $ (253,278)
  Add back: Stock based compensation expense for
    employees included in reported net income/(loss)        5,032,200          214,399
  Deduct: Stock based compensation expense
    determined under the fair value based method
    for all awards to employees                            (6,407,698)        (721,029)
                                                        -------------       ----------
Pro forma net income/(loss) after giving
  effect to SFAS 123                                    $ (14,582,673)      $ (759,908)
                                                        =============       ==========

Income/(loss) per common share:
  As reported - basic and diluted                       $       (0.45)      $    (0.01)
  Pro forma - basic and diluted                                 (0.49)           (0.03)

Loss Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2005 and 2004, the Company excluded 2,402,815 and 1,945,838 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (R), "Share-Based Payment" to replace FAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS No. 123 (R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by Management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of FAS No. 123(R) will have a material impact on the Company's consolidated results of operations and earnings per share but have not yet determined the additional expense in 2006.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS No. 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on the consolidated results of operations and earnings per share as the Company will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plan rather than disclose the impact on the Company's consolidated net loss within the footnotes, as is the Company's current practice.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the effect of FAS 154 will have material impact on its financial statements.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

Note 3. Acquisitions

As part of the Company's ongoing expansion of its commercial solutions segment, on March 1, 2005 the Company acquired Whitbread Technology Partners, Inc. ("WTP"), an award-winning IT consulting firm specializing in the deployment of Oracle EDRP systems for corporate and government clients in the Northeastern United States. The Company also acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation ("CNT") on April 23, 2004. Following is more information about the Company's acquisitions of each of these companies:

2005

Whitbread Technology Partners, Inc.

On March 1, 2005 (the "Closing"), Zanett, Inc. entered into a Stock Purchase Agreement (the "Whitbread Agreement") with WTP and Joel D'Arcy, the sole shareholder of WTP (the "Shareholder"). Pursuant to the Whitbread Agreement, effective as of March 1, 2005, the Company acquired all of the issued and outstanding capital stock of WTP from the Shareholder.

WTP was founded in January 2000 to offer custom enterprise resource planning solutions to customers using the Oracle E-Business Suite of software applications. Based outside Boston, its service area is predominantly New England. Whitbread's principal solutions include; project management, business and functional consulting, technical services, application support, and training.

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

WTP's baseline EBITDA was $979,656 for the twelve months ended December 31, 2004. Since their EBITDA was less than $1,000,000, as defined in the Whitbread Agreement, 3,838 shares held in escrow were returned to the Company which is an amount equal to the $20,344 baseline EBITDA shortfall divided by $5.30 which was the closing price the day prior to the Closing. The balance of the shares placed into escrow were released to the Shareholder. For accounting purposes, the value of the 15,407 shares of Common Stock released to the Shareholder out of escrow that is now included in goodwill was $57,006 which was calculated based on the closing price of the Common Stock on July 17, 2005, the date the contingency was resolved.

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

The annual contingent consideration will be paid to the Shareholder only if WTP's EBITDA and revenue equal or exceed certain thresholds specified in the Whitbread Agreement. Pursuant to the Whitbread Agreement, the total contingent cash payments and contingent stock payments payable to the Shareholder for all annual performance periods shall not exceed $1,428,000 in the aggregate.

The final consideration is payable to the Shareholder on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2009. The Company recorded these amounts at their present value of $357,674 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods.

The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at Closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration. The transaction costs associated with the acquisition of WTP were $272,792.

The following table sets forth the components of the purchase price:

Cash paid                                               $ 2,074,350
Deferred purchase consideration                             348,532
Common stock issued                                         626,284
Transaction costs ($11,752 unpaid
  at December 31, 2005)                                     272,792
                                                        -----------
Total purchase price                                    $ 3,321,958
                                                        ===========

The following table provides the fair value of the acquired assets and liabilities assumed based upon WTP's March 1, 2005 balance sheet:

Current assets                                          $ 1,135,287
Property and equipment                                       29,878
Intangible assets                                           330,000
Other assets                                                    190
Liabilities assumed, current                               (352,249)
Liabilities assumed, non-current                            (18,753)
                                                        -----------
Fair value of assets acquired                             1,124,353
                                                        -----------
Goodwill                                                $ 2,197,605
                                                        ===========

The Company borrowed $1,900,000 from its senior, secured, $5 million loan accommodation from Fifth Third Bank in order to fund the initial cash consideration and transaction costs.

The goodwill associated with the acquisition of WTP is expected to be deductible for tax purposes.

The valuation of the intangible assets acquired is based on a valuation prepared by an independent valuation firm that assumed, as of the valuation date, that the assets will continue to operate as configured as a going concern based on the past, present and future projected financial condition of WTP.

In connection with the WTP Agreement, the Shareholder also entered into a non-competition agreement with WTP.

2004

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

CNT is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. At December 31, 2005, the Company has accrued $62,485 in consideration payable for the second annual period through April 30, 2006.

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

The Company funded the cash portion of the purchase price paid at Closing from existing cash on hand.

The following table sets forth the components of the purchase price as of December 31, 2005:

December 31, 2005:
Cash paid                                               $ 1,418,133
Consideration payable, current                              369,509
Consideration payable, non-current                          674,616
Transaction costs                                            95,241
                                                        -----------
Total purchase price                                    $ 2,557,499
                                                        ===========

The following table provides the fair value of the acquired assets and liabilities assumed:

Accounts receivable                                     $ 1,625,612
Unbilled revenue                                             94,820
Prepaid expenses and other current assets                     8,333
Office equipment and software, net                           39,337
Intangible assets                                           476,000
Accrued expenses                                           (125,844)
Deferred tax liability                                     (190,400)
                                                        -----------
Fair value of assets acquired                             1,927,858
                                                        -----------
Goodwill                                                $   629,641
                                                        ===========

None of the goodwill associated with the acquisition of INRANGE Global Consulting is expected to be deductible for tax purposes.

Note 4. Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of INRANGE Global Consulting and WTP had occurred on January 1, 2004. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                              Year ended December 31,
                                             2005                2004
                                        --------------      -------------
 Pro forma results:
 Revenues                                $  35,626,471      $  31,814,486
 Net (Loss)/Income from continuing
   operations                              (11,767,117)           986,516
 (Loss)/Income per common share
   - basic                               $       (0.40)     $        0.03
   - diluted                                     (0.40)              0.03

Note 5. Segments

The Company's current continuing operations are comprised of two segments, Commercial Solutions and Government Solutions.

The Commercial Solutions segment is comprised of BBT, ICC and WTP. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

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

All of the Company's operations during 2005 and 2004 were in the United States.

The column labeled "other" consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled "other" include cash, property and equipment, income taxes receivable, deferred taxes, and other assets.

                                     Commercial        Government      Corporate and     Discontinued     Consolidated
                                      Solutions         Solutions          Other          Operations         Balance
                                    ---------------   --------------   ---------------   -------------    ---------------
Year ended December 31, 2005:

Revenue                             $    26,241,878   $    8,649,678   $             -   $           -    $    34,891,556
Depreciation and amortization               275,412          191,869            43,617               -            510,898
Operating (loss)/income                  (3,281,624)       1,089,518        (8,347,629)              -        (10,539,735)
Interest expense, net                      (501,088)        (225,000)         (590,418)              -         (1,316,506)
Other income                                 29,690                -             1,507               -             31,197
                                    ---------------   --------------   ---------------   -------------    ---------------
Total assets                        $    19,686,162   $    5,952,964   $     2,227,663   $     834,051    $    28,700,840
                                    ===============   ==============   ===============   =============    ===============

Year ended December 31, 2004:

Revenue                             $    16,868,091   $    8,169,674   $                 $           -    $    25,037,765
Depreciation and amortization               113,346          177,690            18,525               -            309,561
Operating (loss)/income                   1,826,656        1,248,506        (2,428,184)              -            646,978
Interest expense, net                      (499,741)        (225,045)           (5,344)              -           (730,130)
Other income                                 21,162                            133,967               -            155,129
                                    ---------------   --------------   ---------------   -------------    ---------------
Total assets                        $    19,569,587        5,469,282   $     2,394,769                         27,433,638
                                    ===============   ==============   ===============   =============    ===============

Note 6. Intangibles and Long-Lived Assets

Intangibles and long-lived assets consisted of the following at December 31, 2005 and 2004:

                                          December 31, 2005                          December 31, 2004
                    Average    -------------------------------------     ---------------------------------------
                    Remaining     Gross       Accumulated      Net          Gross        Accumulated      Net
                   Useful Life  Carrying     Amortization    Carrying      Carrying     Amortization    Carrying
                   (in years)     Value         Amount         Value        Value         Amount         Value
--------------     ----------- -----------   ------------   ---------    -----------    ------------   ---------
Long-term
 Contracts           2.08      $   390,000    $  (202,500)  $ 187,500    $   390,000    $  (112,500)   $ 277,500

Customer
 Relationships       3.75          587,000       (171,852)    415,148        587,000        (88,912)     498,088

Non-compete
 Agreement           3.17           70,000         (9,546)     60,454              -              -            -

Trade
 Names               3.33          208,000        (56,728)    151,272        208,000        (11,346)     196,654
--------------     ------      -----------    -----------   ---------    -----------    -----------    ---------
Total                          $ 1,255,000    $  (440,626)  $ 814,374    $ 1,185,000    $  (212,758)   $ 972,242
                               ===========    ===========   =========    ===========    ===========    =========

Amortization expense was $227,868 and $170,258 in 2005 and 2004, respectively. Based on the Company's amortizable intangible assets as of December 31, 2005, the Company expects related amortization expense for the next five fiscal years to approximate $265,800, $265,800, $183,300, $90,700 and $8,800, respectively.

Note 7. Goodwill

The changes in the carrying amount of goodwill by reporting segment for the year ended December 31, 2005 was as follows:

                                   Commercial      Government
                                    Solutions       Solutions         Total
                                  ------------    ------------     ------------
Balance at January 1, 2005        $ 14,681,962    $  3,229,398     $ 17,911,360
Whitbread acquisition                2,197,605               -        2,197,605
Contingent consideration - PDI               -         800,000          800,000
Contingent consideration - BBT         250,000               -          250,000
Adjustment to goodwill
  acquired - INRANGE Global
  Consulting                            10,871               -           10,871
Goodwill impairment - ZCS           (3,384,635)              -       (3,384,635)
Goodwill impairment - Delta         (1,029,080)              -       (1,029,080)
Assets held for sale - Note 8         (655,638)              -         (655,638)
                                  ------------    ------------     ------------
Balance at December 31, 2005      $ 12,071,085    $  4,029,398     $ 16,100,483
                                  ============    ============     ============

The changes in goodwill for the Government Solutions segment were attributable to the recording of a current liability for the third annual consideration period based on PDI's operating performance from February 1, 2005 through December 31, 2005. The former shareholders were paid $17,250 in 2005 thus reducing the Company's financial commitment to them to $382,750 in cash and $400,000 in stock on December 31, 2005.

Effective as of December 1, 2005, we entered into a definitive agreement with the two former shareholders of BBT in connection with their third and final earn-out payment, and agreed to make an aggregate cash payment of $250,000. In December 2005 we paid the former shareholders $50,000 thus reducing the Company's financial commitment to them to $200,000 on December 31, 2005.

In October 2005 we performed our annual test for impairment of goodwill and concluded that the difficult market for our Commercial Segment had impaired the carrying value of goodwill within that segment. We therefore recorded a non-cash charge for impairment of goodwill in the amount of $3,384,635. In measuring the impairment, the carrying value of our operations, including goodwill was compared to a third-party valuation.

In connection with the Company's decision to sell Delta, a non-cash charge in the amount of $1,029,080 was recorded in the fourth quarter of 2005 to adjust the goodwill of Delta to its fair market value.

Note 8. Assets and Liabilities Held for Sale and Discontinued Operations

In December 2005, management completed an analysis of our commercial segment and committed to a plan to sell Delta. This operation was determined to be incompatible with the future direction of the segment's operations. As disclosed in Note 23, Delta was sold on March 7, 2006. In accordance with FAS 144, management evaluated the fair value of the business less costs to sell. As a result, in addition to the goodwill impairment of $1,029,080, the Company recorded an impairment of intangible assets of $183,529. Delta represents a disposal group as defined in FAS 144. Therefore the assets and liabilities as of December 31, 2005 have been presented as assets and liabilities held for sale. The assets and liabilities to be disposed of are as follows:

                                    December 31,
                                        2005
---------------------------         ------------
Cash                                $     40,846
Other current assets                     125,876
Property and equipment, net                9,371
Other assets                               2,320
Goodwill                                 655,638
                                    ------------
Assets held for sale                $    834,051
                                    ============

Accounts payable                        (237,823)
Accrued expenses                         (79,189)
Other current liabilities               (305,319)
Income taxes payable                        (800)
                                    ------------
Liabilities held for sale           $   (623,131)
                                    ============

The following amounts relate to the operations of the Company's disposed business that has been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:


                                                      Year ended December 31,
                                                       2005             2004
                                                   ------------     -----------
Revenue                                            $  3,562,604     $ 5,000,149

Operating loss before income taxes                     (143,169)       (340,210)
Goodwill impairment                                  (1,029,080)
Intangibles impairment                                 (183,529)
Income tax benefit                                            -         235,324
                                                   ------------     -----------
Loss from discontinued operations, net of taxes    $ (1,355,778)    $  (104,886)
                                                   ============     ===========

Note 9. Property and Equipment

Property and equipment consisted of the following at December 31, 2005 and 2004:

                                            Estimated                  December 31,
                                            Useful Life            2005           2004
                                           ------------          ---------    ------------
Computer equipment                           3 years             $ 695,634    $    447,200
Computer software                            3 years               427,868         317,959
Furniture and fixtures                       5 years                77,205          78,544
Leasehold improvements                    Lesser of lease
                                          term or life of
                                              asset                 75,927          58,070
                                                                 ---------    ------------
                                                                 1,276,634         901,773
Less Accumulated depreciation
  and amortization                                                (609,347)       (345,177)
                                                                 ---------    ------------
Property and equipment, net                                      $ 667,287    $    556,596
                                                                 =========    ============

As of December 31, 2005 and 2004, property and equipment financed with capital leases had a cost of $75,757 and $0, respectively, and related accumulated depreciation of $11,546 and $0, respectively. Depreciation expense related to all property and equipment was $264,170 and $157,381 for the years ended December 31, 2005 and 2004, respectively.

Note 10. Restricted Common Stock

All of the shares of Common Stock issued by the Company in its acquisitions of operating units as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2005, 153,478 out of 5,366,496 shares pursuant to the lock-up agreements had been released from the restrictions.

Note 11. Restricted Stock Issuances and Non-cash Compensation

The Company uses stock options and restricted stock grants to compensate employees and consultants. The following table represents the composition of the non-cash compensation charge recorded by the Company in the fiscal years ended December 31, 2005 and 2004, respectively.


                                          NUMBER OF         VESTING       ISSUANCE OR   FAIR VALUE AT         2005         2004
                         GRANT DATA     SHARES/OPTIONS    PERIOD (YEARS)  STRIKE PRICE    GRANT DATE        EXPENSE       EXPENSE
-------------------------------------   --------------    --------------  ------------  -------------     ----------     ---------
PUBLIC/INVESTOR RELATIONS:
 Restricted Stock         August 2002        18,000           2.00         $     2.11     $   37,980               -     $  11,080
                             May 2003        10,000           1.00               2.00         20,000               -         7,500
                         October 2003        10,000           1.00               3.50         35,000               -        30,625
                           March 2004        10,000           1.00               2.71         27,100               -        27,100
                          August 2004       100,000           2.00               3.31        331,000       $  66,198        27,583
                         October 2004         4,794           1.00               3.40         16,300          16,300             -
                         October 2004         2,000           1.00               3.40          6,800           6,800             -
                         October 2005        17,910           1.00               3.20         57,312          57,312             -

 Options                  August 2002       100,000           2.00               2.50         39,504               -        11,522
                          August 2002        50,000           2.00               3.50          9,650               -         2,815
                             May 2003        50,000           1.00               2.50         16,500               -         6,188
                         October 2003        50,000           1.00               3.50         42,500               -        37,188
                        December 2003       100,000           1.00               2.51         63,000               -        59,063
                        December 2003        50,000           1.00               3.50         17,000               -        15,938
                           March 2004        50,000           1.00               2.75         30,500               -        30,500
                          August 2004       150,000           2.00               3.98        181,500          90,752        37,813
                          August 2004        16,666           1.00               2.00         24,832          14,485        10,347
                         October 2004        25,000           1.08               5.00         15,500          13,116         2,385
                           April 2005        50,000           4.00               2.50         90,500          33,938             -
                           April 2005        50,000           4.00               2.75         85,500          32,063             -
                           April 2005        50,000           4.00               3.50         73,000          27,375             -
                        November 2005         6,250           4.00               4.00         14,531          14,531             -
                        December 2005       100,000           4.00               2.50        162,243         162,243             -
                        December 2005        49,000           4.00               3.50         64,921          64,921             -
                        December 2005        26,000           4.00               5.00         26,374          26,374             -
                        December 2005       100,000           4.00               4.00        139,861         139,861             -
                        December 2005        10,000           4.00               3.50         13,728          13,728             -
                     ----------------   -----------      ---------         ----------     ----------      ----------     ---------
                     SUBTOTAL                                                             $1,642,635      $  779,996     $ 317,645
                                                                                          ----------      ----------     ---------
 CONSULTANT SERVICES:
   Options            September  2004        30,000           3.00         $     2.75     $   58,800               -     $  58,800
                          April  2005        10,000           4.00               5.00         12,200      $   12,200             -
                          August 2005        50,000           4.00               4.27         71,615          71,616             -
                     ----------------   -----------      ---------         ----------     ----------      ----------     ---------
                     SUBTOTAL                                                             $  142,615      $   83,816     $  58,800
                                                                                          ----------      ----------     ---------
 EMPLOYEE COMPENSATION:
   Restricted Stock        April 2004        43,572           5.00         $     4.59     $  200,000               -     $ 200,000
                           March 2005        31,419           5.00               5.20        163,379      $ 163,379              -
                           April 2005        30,000           4.00               3.60        108,000         108,000             -
                            July 2005        20,000           3.58               3.64         72,800          72,800             -
                         October 2005        20,000           3.50               3.16         63,200          63,200             -
                        November 2005       569,397              -               1.00      1,138.794       2,089,687             -
                        November 2005       480,000              -               2.10      1,008,000       2,193,600             -
                        November 2005        55,018              -               2.15        118,829         256,934             -
                        December 2005         4,923           5.00               3.25         16,000          16,000             -
                        December 2005        20,000           3.33               3.43         68,600          68,600             -
                     ----------------   -----------      ---------         ----------     ----------      ----------     ---------
                     SUBTOTAL                                                             $2,957,602      $5,032,200     $ 200,000
                                                                                          ----------      ----------     ---------

                     TOTAL EXPENSE                                                        $4,742,852      $5,896,012     $ 576,445
                                                                                          ==========      ==========     =========

Note 12. Employee Loans

On September 7, 2001 the Company issued 569,397 shares of restricted Common Stock to two of its executive officers at $1.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes for $569,397 by the officers as payment for this restricted stock. The Company recorded non cash compensation in the amount of $569,397 based on the difference between the issue price and the market price for Common Stock on the date of grant. The notes matured on November 1, 2005, and bore interest, payable at maturity, at 5% per annum. The notes were secured by the Common Stock pursuant to stock pledge agreements.

On January 27, 2002, the Company issued 480,000 shares of restricted Common Stock to two of its executive officers, at the market price of $2.00 per share. The shares were fully vested upon issuance. The Company was issued full recourse promissory notes for $960,000 by the officers as payment for this restricted Common Stock. The notes matured on November 1, 2005 and bore interest, payable at maturity, at 5% per annum and are secured by the Common Stock.

On June 4, 2002, the Company issued 55,018 shares of restricted Common Stock to one of its executive officers at the market price of $2.15 per share. The shares were fully vested upon issuance. The Company was issued a full recourse promissory note in the amount of $118,289 by the officer as payment for this restricted Common Stock. The note matured on November 1, 2005 and bore interest, payable at maturity, at 5% per annum and is secured by the Common Stock. Since the Common Stock was issued at the then market price, the Company did not record any stock compensation expense related to this issuance.

On November 7, 2005, Pierre-Georges Roy and Jack M. Rapport surrendered 242,090 and 179,354 shares of Common Stock of the Company, respectively, in satisfaction of promissory notes issued by each of them to us in 2001 and 2002. At the time the notes made by Mr. Roy were satisfied, the total amount of principal outstanding and accrued interest under such notes was $950,000 and $180,562, respectively. At the time the notes made by Mr. Rapport were satisfied, the total amount of principal outstanding and accrued interest under such notes was $697,665 and $139,917, respectively. As a result of this surrender of shares of Common Stock, the obligations of Messrs. Roy and Rapport under their respective notes have been satisfied in full and as a result of the modification to the original share grant and related notes the Company recorded a one time, non-cash charge for stock based compensation in the amount of $4,540,221.

Note 13. Stock Option Activity

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

On April 29, 2005, the Company's board of directors adopted an amended and restated Stock Plan, which increased the number of shares of the Common Stock issuable under the plan from 7,000,000 shares to 10,000,000 shares. The plan was approved by the Company's shareholders at the annual meeting in June 2005.

During 2005 and 2004, the Company issued options to purchase 1,914,787 and 881,919 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2005, 2,841,591 common shares were available for future issuance under the Stock Plan. During 2005, options to purchase 334,447 shares of Common Stock were forfeited or expired unexercised.

The following tables present option activity and options outstanding and exercisable:

                                                        Weighted average
                                            Shares       Exercise Price
------------------------------            ----------    ----------------
Outstanding, January 1, 2004               5,612,543      $      2.19
Granted to employees                         510,253             3.11
Granted to directors                         100,000             3.82
Granted to vendors                           271,666             3.73
Exercised                                          -                -
Forfeited/expired                           (913,098)            2.30
------------------------------            ----------    -------------

Outstanding, December 31, 2004             5,581,364      $      2.37
Granted to employees                       1,173,537             3.11
Granted to directors                         200,000             3.82
Granted to vendors                           541,250             3.73
Exercised                                     (3,295)            1.94
Forfeited/expired                           (334,447)            2.30
------------------------------            ----------    -------------
Outstanding, December 31, 2005             7,158,409      $      2.75
                                          ==========    =============

Options Outstanding

                                   Options Outstanding                                 Options Exercisable
                     ----------------------------------------------------     ------------------------------------
                                       Weighted
    Range of           Options     Avg. Contractual      Weighted Average       Options           Weighted Average
Exercise Prices      Outstanding  Life Remaining (Yr)     Exercise Price      Exercisable          Exercise Price
---------------      -----------  -------------------    ----------------     -----------         ----------------
$0.48 - $0.96            34,787          6.00               $    0.92             34,787              $    0.92
$1.25 - $1.91           209,597          5.20                    1.53            209,597                   1.53
$2.00                 3,524,080          6.42                    2.00          1,895,444                   2.00
$2.02 - $2.50           575,536          4.74                    2.24            455,336                   2.27
$2.51 - $2.75           509,223          6.88                    2.62            221,279                   2.64
$3.03 - $3.50           940,853          8.17                    3.30            174,725                   3.41
$3.58 - $5.00           831,000          5.53                    4.20            415,958                   4.18
$5.08 - $7.50           495,833          8.00                    6.00            191,333                   5.98
$9.00                    37,500          0.08                    9.00             37,500                   9.00
---------------       ---------         -----               ---------          ---------              ---------
                      7,158,409          6.50               $    2.75          3,635,960              $    2.63
                      =========         =====               =========          =========              =========

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                        2005               2004
------------------------             -----------        ------------
Risk-free interest rate                    3.83%        3.5% - 3.65%
Expected lives                       3.41 Years          2 - 4 Years
Expected volatility                        50.5%         47% - 48%
Expected dividend yield                     0.0%           0.0%

Note 14. Stock Repurchase Plan

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding Common Stock. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the Common Stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. As of December 31, 2005, the Company had repurchased 59,658 shares at a cost of $179,015. These shares are included in Treasury stock on the accompanying consolidated balance sheets.

Note 15. Related Party Transactions

The Company recorded general and administrative expenses in the amount of $53,250 and $213,000 for office space, computer equipment, telephone and other administrative support provided by a related party in 2005 and 2004, respectively. The related party and the Company have common majority ownership. In April 2005, the Company moved its corporate headquarters which effectively ended this arrangement.

Note 16. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprise all of the Company's outstanding debt at December 31, 2005 and 2004 and are as follows:

Notes Payable
                                                     2005             2004
                                                 ------------     ------------
Notes payable to principal shareholder,
  11% interest, quarterly interest
  payments, matures May 31, 2007                 $  4,575,000     $  4,575,000
Note payable to financial institution,
  15% interest, quarterly interest
  payments, matures January 2, 2007                 1,500,000        1,500,000
Notes payable to principal shareholder,
  15% interest, quarterly interest
  payments, matures May 31, 2007                      500,000                -
                                                 ------------     ------------
Total notes payable                              $  6,575,000     $  6,075,000
  Less: Current Portion                             4,575,000                -
                                                 ------------     ------------
Long-term portion of notes payable               $  2,000,000     $  6,075,000
                                                 ============     ============

Subsequent to December 31, 2005, the Company issued promissory notes in the aggregate amount of $1,000,000 to a principal shareholder of the Company that mature on May 31, 2007. (See Note 23).

Revolving Credit Facility

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expires in September 2006. Under the agreement, the bank will provide a two year, secured, revolving credit facility in the initial amount of $5,000,000, which may be used by the Company to fund acquisitions and working capital requirements. In addition to the credit facility, the bank will provide the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime plus 2% payable monthly in arrears. The facility is secured by a first lien on all of the Company's assets. Availability is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. As of February 28, 2006, its most recent date of calculation, the Company had a borrowing base in excess of $5,000,000. The commitment fee of $50,000 is being amortized over the two year life of the arrangement. The facility bears interest at Prime plus 2% payable monthly in arrears. At December 31, 2005, the prime rate was 7.25%. There are no warrants granted or other equity enhancement features issued in connection with this facility.

As of December 31, 2005, the Company was not in compliance with the fixed charge coverage ratio provided for in its credit agreement with Fifth Third Bank. The Company entered into discussions with Fifth Third Bank and, in April 2006, Fifth Third Bank agreed to waive any event of default under the credit agreement relating to non-compliance as of December 31, 2005. The Company remains subject to the fixed charge coverage ratio, which is calculated quarterly. Although we have not done the calculation for the quarter ending March 31, 2006, it is most likely that we will not be in compliance with the fixed charge coverage ratio provided for in our credit agreement with Fifth Third Bank and will require another waiver from the bank.

The Company has borrowings under the revolving line of credit of $5,000,000 and $1,400,000 as of December 31, 2005 and 2004, respectively, which were reflected as current liabilities on the balance sheet.

Renewable unsecured subordinated debt

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through December 31, 2005, the Company has issued $2,454,814 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company's outstanding notes payable as of December 31, 2005:

                                               Principal                                   Weighted
                             Original Term       Amount            Percentage            Average Rate
                       ----------------------------------------------------------------------------------
Renewable unsecured               3 months    $       68,330             2.78%              5.68%
 subordinated notes               6 months            86,794             3.54%              6.13%
                                   1 year            542,099            22.08%              6.13%
                                   2 years           493,575            20.11%              7.63%
                                   3 years         1,025,966            41.79%              9.24%
                                   4 years           126,000             5.13%              7.75%
                                   5 years            30,000             1.22%              8.55%
                                  10 years            82,050             3.34%              8.85%
                           ---------------    --------------         ---------             ------
Total                                         $    2,454,814           100.00%              7.92%
Less current portion
  of notes payable:
                                                    (697,223)
                                              --------------
Long-term portion                             $    1,757,591
                                              ==============

Note 17. Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2005 and 2004:

                                       2005               2004
                                   -------------      ------------
Employee compensation
   and commissions                 $   1,358,577      $    949,509
Transaction costs related to
   acquisitions                          231,325           262,571
Professional fees                        232,610           392,296
Sales taxes                                5,630
Accrued recruitment fees                  94,050
Interest payable                         289,316           138,188
Contractors fees                         320,930           113,372
Other                                    151,297           137,616
                                   -------------      ------------
Total accrued expenses             $   2,683,735      $  1,993,552
                                   =============      ============

Note 18. Employee Benefit Plans

Each of our operating companies have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plans") and cover all employees of the respective subsidiaries meeting certain service and age requirements. In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Members. The maximum matching contributions range from 50% of the first 4% to 10% of an employee's annual wages. The amount contributed to the Plans by the Members subsequent to each's acquisition by the Company was approximately $356,179 and $272,973 for the years ended December 31, 2005 and 2004, respectively.

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

On August 22, 2005, Marc P. Maselli and Curtis D. Stevenson, each a former shareholder of BBT, filed a complaint against our company and certain of our officers in the United States District Court for the District of Massachusetts. In the complaint, Messrs. Maselli and Stevenson alleged that they were entitled to the full amount of the third and final earnout payment provided for in the merger agreement pursuant to which we acquired BBT, and sought appropriate monetary damages. On September 27, 2005, Zanett and BBT filed a counterclaim against Messrs. Maselli and Stevenson in the Supreme Court of the State of New York, which action was removed to the United States District Court for the Southern District of New York. In the counterclaim, Zanett and BBT alleged that the two former BBT shareholders had committed acts detrimental to Zanett and BBT, and sought appropriate monetary damages. Effective as of December 1, 2005, we entered into a definitive agreement with the two former shareholders of BBT, and agreed to make an aggregate cash payment of $250,000. As part of the settlement, the BBT shareholders have agreed to extend their respective lock-up agreement through December 1, 2008 in exchange for the right to each to sell up to 10,000 shares per month through that date. In connection with the settlement, both the pending claim and counterclaim were dismissed in December 2005.

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2014. Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2005 future minimum lease payments under these non-cancelable operating leases are as follows:

                                        Operating
                     Year ending          Leases
                     December 31,

                              2006      $   521,153
                              2007          527,367
                              2008          462,986
                              2009          340,472
                              2010          319,000
                     Thereafter           1,309,000
                                        -----------
                                        $ 3,479,977
                                        ===========

Total rent expense under all operating leases was $582,757 and $256,187 for the years ended December 31, 2005 and 2004, respectively.

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

For the year ended December 31, 2005, the Company had one customer that accounted for approximately 10% of total revenues. For the year ended December 31, 2004, the Company had two customers that accounted for approximately 12% and 10% of revenues, respectively.

At December 31, 2005, the Company did not have a customer account that accounted for over 10% of accounts receivable. At December 31, 2004, the Company had one customer that accounted for 14% of accounts receivable.

A significant majority of PDI's revenues and receivables are related to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.

Note 21. Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

                                                  Year ended December 31,
                                                   2005            2004
                                                ---------       ---------
Federal:
       Current                                  $       -       $ 221,079
       Deferred                                   (84,140)        (79,295)
                                                ---------       ---------
                                                $ (84,140)      $ 141,784
State and local:
       Current                                  $ 122,513        $ 99,550
       Deferred                                   (12,020)        (20,965)
                                                ---------       ---------
                                                  110,493          78,585
                                                ---------       ---------
Provision for income taxes                       $ 26,353       $ 220,369
                                                =========       =========

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the reported income tax provision for (benefit from) is as follows:

                                                     Year ended December 31,
                                                      2005            2004
                                                 -------------   --------------
Provision for income taxes at federal rate       $ (4,138,765)      $ 141,304
State and local income taxes, net of
       federal benefit                                137,428          88,142
Permanent items, net                                   34,228          38,194
Federal valuation allowance                         3,993,462          67,333
Reduction in tax reserves and accruals                      0        (115,294)
Other                                                       -             690
                                                    ---------       ---------
Total                                                $ 26,353       $ 220,369
                                                    =========       =========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liabilities as of December 31, 2005 and 2004 were as follows:



                                                       Year ended December 31,
                                                       2005             2004
                                                    ----------       ---------
Net operating loss carryforwards and AMT credit      $ 655,681        $ 75,348
Capital losses in excess of capital gains              585,553         752,630
Reserves and other accruals                            344,242         144,022
Impairment of ZCS                                    1,439,214               -
Stock based compensation                             3,159,918         801,159
Tax/book basis difference in assets                   (266,443)       (431,638)
Change in method, due to acquisition                   (55,124)       (207,977)
                                                     ---------       ---------
Total deferred tax assets                           $5,863,041      $1,133,543
       Less: Valuation allowance                    (6,187,125)     (1,553,788)
                                                     ---------       ---------
Net deferred tax liability                          $ (324,084)     $ (420,245)
                                                   ===========      ==========

Add a new table with balance sheet balances

As of December 31, 2005 and 2004, the Company has net operating loss ("NOL") carryforwards of approximately $1,611,000 and $150,000, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income in various years through 2025. The Company recorded a deferred tax liability related to the PDI acquisition, which represents a required change in the method of accounting for this subsidiary from the cash method to the accrual method. The NOL carryforwards could be used to offset the change in method of accounting.

As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income, management believed it was appropriate to establish a valuation allowance to offset the non-current deferred tax assets with the exception of the deferred tax asset related to the Alternative Minimum Tax Credit Carryover at December 31, 2004. The valuation allowance was increased from $1,553,788 at December 31, 2004 to $6,187,125 at December 31, 2005 and included all current and non-current deferred tax assets.

Note 22. Supplemental Non-Cash Disclosures to the Statements of Cash Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2005 and 2004:

                                                2005          2004
                                             ----------    ----------
Issuance of Common Stock in connection
  with acquisitions                          $  904,735    $  833,481

Note 23. Subsequent Events

On March 7, 2006, the Company entered into a Stock Purchase Agreement,(the "Agreement"), with its wholly-owned subsidiary Delta Communications Group, Inc. ("Delta") and Howard Norton, Delta's Chief Executive Officer. Pursuant to the terms of Agreement, the Company sold all of the outstanding common stock of Delta to Mr. Norton. As consideration for the transaction, Mr. Norton surrendered 64,789 shares of the Company's Common Stock and options to acquire 100,000 shares of the Company's Common Stock which represented Mr. Norton's entire equity interest in the Company. While Delta retained all of its outstanding liabilities, under the Agreement, the Company retained all of Delta's outstanding receivables through February 28, 2006. Also under the Agreement, 10,859 shares of the Company's Common Stock held by Delta employees were released from restrictions on the sale and transfer of those shares pursuant to lock- up agreements previously entered into between the Company and the employees.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of January 2, 2007 and requires quarterly cash payments for interest beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 30, 2006, all the promissory notes to a principal shareholder were extended to May 31, 2007.

Note 24. Quarterly Information (Unaudited)

The following unaudited quarterly financial information includes, in management's opinion, all normal and recurring adjustments necessary to fairly state the Company's consolidated results of operations and related information for the periods presented.

                                   First           Second            Third             Fourth
2005                              Quarter          Quarter          Quarter            Quarter
---------------------------      ----------       ----------       ----------       ------------
Revenues                         $7,532,698       $8,932,114       $9,182,752       $  9,243,992
Operating loss                     (497,786)        (453,030)        (239,945)        (9,348,974)
Loss from continuing
   operations after taxes          (718,432)        (859,521)        (565,038)        (9,708,406)
Loss from discontinued
   operations, net of taxes         (80,813)         (22,006)         (38,206)        (1,214,753)
Net loss                           (799,245)        (881,527)        (603,244)       (10,923,159)
Loss per share
   Basic                         $    (0.03)      $    (0.03)      $    (0.02)      $      (0.37)
   Diluted                            (0.03)           (0.03)           (0.02)             (0.37)

2004
---------------------------      ----------       ----------       ----------       ------------
Revenues                         $3,949,464       $6,256,883       $7,722,720       $  7,108,698
(Loss)/income from
   continuing operations
   after taxes                     (286,610)         122,254          117,795           (101,832)
Loss from discontinued
   operations, net of taxes         (36,954)         (24,780)         (13,333)           (30,018)
Net (loss)/income                  (323,564)          97,474          104,662           (131,850)
(Loss)/earnings per share
   Basic                         $    (0.01)      $     0.00       $     0.00       $      (0.00)
   Diluted                            (0.01)            0.00             0.00              (0.00)

In the fourth quarter of 2005 we recorded a non-cash charge for impairment of goodwill in the amount of $3,384,635, a non-cash charge for stock based compensation in the amount of $4,540,221 in connection with the surrender of shares of Common Stock, and a loss from the discontinued operations of Delta, net of tax, of $1,355,778 for the twelve months ended December 31, 2005.