Form 10KSB/A
period 2005-12-31
ZANETT INC
filed 2006-05-01
CIK 1133872

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------
                                  FORM 10-KSB/A
                                  -------------

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company as
defined in Rule 12b-2 of the Exchange Act |_| YES    |X| NO

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

      None

                                  ZANETT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                EXPLANATORY NOTE

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Zanett, Inc., also referred to herein as the Company, hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 by adding certain information required by Items 9, 10, 13 and 14 of Part III. Except as noted above, this Amendment does not update information that was presented in the Company's original Annual Report on Form 10-KSB filed on April 17, 2006 to reflect recent developments that have occurred since that date. Additional information about the Company can be found in other filings it has made with the Commission.


                                                                         PAGE

                                    PART III
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act         4
Item 10. Executive Compensation                                             8
Item 13. Exhibits and Reports on Form 8-K                                  12
Item 14. Principal Accountant Fees and Services                            15

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

The Company believes that all filings under Section 16(a) were timely made, except that a Form 4 filing was made by Mr. Rapport on January 24, 2005 to report a sale of Company securities on January 5, 2005 and that Forms 4 were filed on March 1, 2006 for each of Messrs. Rapport and Roy reporting the November 7, 2005 surrender of securities to the Company by each in satisfaction of certain promissory notes.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company shall provide to any person without charge, upon request, a copy of its code of ethics. Requests should be sent to the Company's headquarters, attention: Secretary.

Item 10. Executive Compensation

During the fiscal years ended December 31, 2005, 2004, and 2003, executive officers received compensation for services provided to the Company, as detailed in the table below.

                                           Annual Compensation                            Long Term Compensation
                            ------------------------------------------------  --------------------------------------------------

                                                                 Other        Restricted       Securities                All
                                                                 Annual          Stock         Underlying               Other
                              Year     Salary        Bonus    Compensation       Awards          Options            Compensation
                            ------------------------------------------------  --------------------------------    --------------
David M. McCarthy       (1)   2005     110,000      $41,000     $    -         $      -               -             $    -
                              2004     110,000       15,000          -                -               -                  -
                              2003     110,000       23,000          -                -               -                  -

Claudio M. Guazzoni           2005    $110,000      $15,000     $    -         $      -               -             $    -
Chief Executive Officer (1)   2004     110,000       15,000          -                -               -                  -
and Director                  2003     110,000       23,000          -                -               -                  -

Jack M. Rapport               2005    $187,500      $12,000     $    -         $      -               -             $    -
President               (1)   2004     150,000       10,000          -                -               -                  -
                              2003     150,000       20,000          -                -         750,000  (2)             -
                              2002     130,000            -          -            3,000               -                  -

Pierre-Georges Roy            2005    $187,500      $12,000     $    -         $      -               -             $    -
Chief Legal Officer           2004     150,000       10,000          -                -               -                  -
and Secretary                 2003     150,000       20,000          -                -         750,000  (2)             -
                              2002     120,000            -          -           45,000               -                  -

(1) Effective as of the close of business on February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective as of the close of business on February 10, 2006, Jack
M. Rapport, formerly the Chief Financial Officer, was appointed President of our company, and Kenneth DeRobertis, the former controller, was appointed Chief Financial Officer.

(2) On August 4, 2003, the Company awarded 750,000 options to purchase Common Stock to each of Messrs. Rapport and Roy at an exercise price of $2.00 per share, which was the market price on the grant date. These options were exercisable immediately but the underlying shares are initially unvested, with vesting to occur on August 4, 2008 or as otherwise determined by the Board of Directors.

COMPENSATION OF DIRECTORS

Zanett does not pay fees to any of our directors. The Board of Directors has established a practice of granting each non-employee director an option under the Zanett, Inc. Incentive Stock Plan to purchase up to 100,000 shares of the Company's common stock with an exercise price equal to market price at the time of the grant. These options are exercisable immediately but the underlying shares are initially unvested. The vesting for the shares underlying these options is as follows:

Mr. Church's shares vested or will vest one third each on September 1, 2005, September 1, 2006 and September 1, 2007. Mr. Goldstein's shares vested or will vest one third each on April 21, 2006, April 21, 2007 and April 21, 2008. General Kelley's shares vested or will vest one third each on June 17, 2004, June 17, 2005 and June 17, 2006. Mr. Hineman's shares will vest on third each on July 20, 2006, July 20, 2007 and July 20, 2008. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter all vested shares are subject to a lock-up agreement that precludes the sale of the shares, except as otherwise provided in such agreement. As of April 28, 2006, none of the Directors have exercised any of their options.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with two officers of the Company, Messrs. McCarthy and Guazzoni, described as follows:

Mr. Guazzoni has a two-year employment agreement that will be renewed for successive annual terms until canceled by the Company or the officer. Compensation will be determined by the officer and the Company on an annual basis and may consist of a combination of cash compensation and grants of incentive stock options. For the years ended December 31, 2003, 2004 and 2005, the Company agreed to a base annual compensation of $110,000.

During 2005 Mr. McCarthy had a two-year employment agreement that was renewable for successive annual terms until canceled by the Company or the officer. Compensation was determined by the officer and the Company on an annual basis and could consist of a combination of cash compensation and grants of incentive stock options. The employment agreement was canceled when Mr. McCarthy left the Company in 2006.

STOCK OPTIONS

The following table presents information as to the exercise of options to purchase the Company's common stock and the fiscal year-end value of unexercised options for all of the persons named in the summary compensation table. None of the persons named in the summary compensation table were granted options during 2005.

                                        Aggregate Option Exercises in 2005
                                       and December 31, 2005 Option Values

                                                       Number of Unexercised Options at       Value of Unexercised In-The-Money
                                                              December 31, 2005                Options at December 31, 2005(1)
                                                      ---------------------------------       ---------------------------------
                          Shares
                       Acquired on      Value
     Name                Exercise      Realized       Exercisable        Unexercisable         Exercisable        Unexercisable
     ----                --------      --------       -----------        -------------         -----------        -------------
Claudio M. Guazzoni         --            --
Jack M. Rapport             --            --            750,000                              $1,072,500
Pierre-Georges Roy          --            --            750,000                              $1,072,500
David M. McCarthy           --            --

(1) In-the-money options are those where the fair market value of the underlying securities exceeds the exercise price of the option. The dollar values of the options are calculated by determining the difference between the exercise price of the options and the closing price of the Company's common stock on December 30, 2005, which was $3.43 per share.

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

10.12(7)  Promissory Note in the amount of $1,500,000 issued to Mr. Bruno
          Guazzoni.

10.13(7)  Promissory Note in the amount of $3,075,000 issued to Mr. Bruno
          Guazzoni.

10.14(7)  Promissory Note in the amount of $500,000 issued to Mr. Bruno
          Guazzoni.

10.15(13) Promissory Note in the amount of $1,500,000 issued to Emral Holdings
          Limited.

10.16(14) Promissory Note in the amount of $500,000 issued to Mr. Bruno
          Guazzoni.

10.17(14) Promissory Note in the amount of $500,000 issued to Mr. Bruno
          Guazzoni.

14.1(15)  Code of Conduct and Ethics

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

(14) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.

(15) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 14 - Principal Accountant Fees and Services.

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of Zanett's annual consolidated financial statements included in Form 10-KSB for the years ended December 31, 2005 and 2004, reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-QSB and reviews of other filings or registration statements under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended were $522,300 and $296,815, respectively.

AUDIT RELATED FEES

The aggregate fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2005 and 2004 related to the performance of the audits or reviews of the Company's consolidated financial statements which are not reported above under "Audit Fees" were $197,300 and $91,300 respectively. "Audit Related Fees" related to the historical audits of newly acquired subsidiaries.

TAX FEES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2005 and 2004 for professional services rendered for tax compliance, advice and planning were $48,125 and $22,625 respectively. "Tax Fees" includes fees for tax consultations and return preparation.

ALL OTHER FEES

There were no fees billed by Deloitte & Touche LLP for the years ended December 31, 2005 and 2004 for professional services rendered other than those described above under "Audit Fees", "Audit Related Fees" and "Tax Fees".

Pre-Approval of Services

The Audit Committee separately pre-approves the audit, audit-related, tax and other services to be provided to the Company by Deloitte & Touche LLP.


SIGNATURES

In accordance with Section 13 or 15(d) or the Securities Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2006.


                                           ZANETT, INC.

                                           BY: /s/ Claudio Guazzoni
                                           -----------------------------
                                           Claudio Guazzoni
                                           Chief Executive Officer
                                           (Principal Executive Officer)