Form 10-Q
period 2006-03-31
ZANETT INC
filed 2006-05-22
CIK 1133872

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006 or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (646) 502-1800
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                    Outstanding at May 3, 2006
                -----                   ----------------------------
      Common stock $.001 Par Value              28,664,646

TABLE OF CONTENTS


                                                                        Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                             1

         Condensed Consolidated Balance Sheets as of
            March 31, 2006 and December 31, 2005 (unaudited)               1

         Condensed Consolidated Statements of Operations for the three
            months ended March 31, 2006 and 2005 (unaudited)               2

         Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2006 and 2005 (unaudited)             3

         Notes to Condensed Consolidated Financial Statements              4
             (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                    17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       26

Item 4 - Controls and Procedures.                                         26

PART II   OTHER INFORMATION                                               27

Item 1 - Legal Proceedings.                                               27

Item 6 - Exhibits.                                                        27

Signatures                                                                28

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                        Zanett, Inc.
                           Condensed Consolidated Balance Sheets
                                        (unaudited)


                                                              March 31,       December 31,
                                                                2006              2005
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $    216,975      $    547,413
       Accounts receivable net of allowance
         for doubtful accounts of $334,931 and
         $291,515, respectively                                7,708,352         7,672,153
       Unbilled revenue                                        1,284,139           498,448
       Prepaid expenses and other current assets               1,464,727         1,359,687
       Income tax receivable                                      51,710            84,557
       Assets held for sale                                            -           834,501
                                                            ------------      ------------
              Total current assets                            10,725,903        10,996,309

Property and equipment, net                                      603,930           667,287
Goodwill                                                      16,100,483        16,100,483
Other intangibles, net                                           747,922           814,374
Other assets                                                     122,387           122,387
                                                            ------------      ------------
              Total assets                                  $ 28,300,625      $ 28,700,840
                                                            ============      ============

Liabilities and stockholders' equity
 Current liabilities:
       Accounts payable                                     $    893,092      $  1,386,213
       Accrued expenses                                        3,417,166         2,683,735
       Short-term debt                                         5,000,000         5,000,000
       Notes payable                                           1,500,000         4,575,000
       Short-term renewable unsecured subordinated debt          865,460           697,223
       Other current liabilities                                 695,040         1,356,823
       Deferred revenue                                          148,048           187,827
       Deferred income taxes                                     103,872           118,083
       Capital lease obligations                                  29,940            29,940
       Liabilities held for sale                                       -           623,131
                                                            ------------      ------------
              Total current liabilities                       12,652,618        16,657,975

Long-term notes payable                                        6,075,000         2,000,000
Long term renewable unsecured subordinated debt                1,495,591         1,757,591
Other non-current liabilities                                  1,099,886         1,089,387
Deferred rent expense                                            106,267           106,267
Deferred income taxes                                            193,370           206,001
Capital lease obligations                                         20,263            30,006
                                                            ------------      ------------
              Total liabilities                               21,642,995        21,847,227
                                                            ------------      ------------
Commitments

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 28,589,646 and 28,529,395 shares
          issued and outstanding, respectively                    28,589            28,529
       Additional paid-in capital                             27,277,766        26,903,345
       Treasury stock, at cost; 59,658 shares                   (179,015)         (179,015)
       Accumulated deficit                                   (20,469,710)      (19,899,246)
                                                            ------------       -----------
               Total stockholders' equity                      6,657,630         6,853,613
                                                            ------------       -----------

              Total liabilities and stockholders' equity     $28,300,625       $28,700,840
                                                            ============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ZANETT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months ended March 31,
                                                 ---------------------------
                                                     2006           2005
                                                 -----------     -----------
Revenue                                          $10,675,004     $ 7,532,698

Operating expenses:
   Cost of revenue                                 7,544,954       5,243,685
   Selling and marketing                           1,031,168         730,955
   General and administrative                      2,085,721       2,055,844
                                                 -----------     -----------
        Total operating expenses                  10,661,843       8,030,484
                                                 -----------     -----------
        Operating income/(loss)                       13,161        (497,786)
                                                 -----------     -----------
Other income/(expense):
    Interest income                                    1,935          22,762
    Interest expense                                (454,833)       (236,688)
    Other, net                                         7,167          12,550
                                                 -----------     -----------
    Total other expense                             (445,731)       (201,376)
                                                 -----------     -----------
Loss from continuing operations
    before income taxes                             (432,570)       (699,162)

Income tax provision                                  12,497          19,270
                                                 -----------     -----------
Loss from continuing operations
    after taxes                                  $  (445,067)    $  (718,432)
                                                 -----------     -----------
Loss from discontinued operations, net
    of taxes                                     $   (69,098)    $   (80,813)

Loss on sale of discontinued operations              (56,299)              -
                                                 -----------     -----------
Net loss                                         $  (570,464)    $  (799,245)
                                                 -----------     -----------
Basic and diluted loss per share:

Continuing operations                            $     (0.02)    $     (0.03)
Discontinued operations                          $     (0.00)    $     (0.00)
                                                 -----------     -----------
Net loss per common share to common
    stockholders (basic and diluted)             $     (0.02)    $     (0.03)
                                                 ===========     ===========

Weighted average shares outstanding - basic
    and diluted                                   29,387,900      29,561,022
                                                 ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                                         Zanett, Inc.
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     2006             2005
                                                                  -----------      ----------
Cash flows from operating activities:
Net loss                                                          $  (570,464)     $ (799,245)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                               130,649         119,422
          Stock based compensation and services                       355,449         235,502
          Deferred income taxes                                       (27,234)        (50,962)
          Accretion of interest on deferred consideration              15,085          13,431
          Interest income related to notes receivable                       -         (20,596)
          Changes in:
               Accounts receivable                                    (36,199)       (632,353)
               Unbilled revenue                                      (785,691)        (73,093)
               Prepaid expenses and other current assets              (55,291)         35,225
               Other assets                                                 -          13,869
               Accrued expenses                                       779,773         (42,738)
               Accounts payable                                      (730,944)        162,816
               Other current liabilities                                 (467)        (25,529)
               Income taxes payable                                    32,847         (82,463)
               Deferred revenue                                       (39,779)        135,363
                                                                  -----------      ----------
     Net cash used in operating activities                           (932,266)     (1,011,351)
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired of
       of $0 and $180,030, respectively                                     -      (1,459,921)
     Net cash sold on the disposal of a business                      (10,000)              -
     Cash paid for contingent consideration related
       to acquisitions                                               (269,751)       (280,000)
     Additions to property and equipment                               (1,846)        (67,441)
                                                                  -----------      ----------
     Cash flows used in investing activities                         (281,597)     (1,807,362)
                                                                  -----------      ----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable to related party       1,000,000               -
     Payments for debt issuance costs                                 (53,915)       (154,385)
     Payments for redemptions of unsecured notes                      (93,763)              -
     Proceeds from issuance of unsecured notes                              -         983,000
     Proceeds from short term borrowings                                    -       1,900,000
     Purchase of treasury stock                                             -         (31,590)
     Capital lease payments                                            (9,743)              -
                                                                  -----------      ----------
     Cash flows provided by financing activities                      842,579       2,697,025
                                                                  -----------      ----------
Net decrease in cash and cash equivalents                            (371,284)       (121,688)
Cash and cash equivalents, beginning of period                        588,259       1,877,040
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $   216,975      $1,755,352
                                                                  ===========      ==========

Supplemental cash flow information:
Income taxes paid                                                 $         -      $   19,500
                                                                  ===========      ==========
Interest paid                                                     $   281,736      $  238,296
                                                                  ===========      ==========

Non-cash financing activity:
Shares issued for contingent consideration                        $   395,618      $  398,907
                                                                  -----------      ----------
Shares issued for acquisition                                     $         -      $  569,278
                                                                  -----------      ----------


Reconciliation of cash at beginning of period:
       Cash                                                       $   547,363
       Cash held for sale                                              40,896
                                                                  -----------
       Total                                                      $   588,259
                                                                  ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
              Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 which are contained in the Company's
Annual Report on Form 10-KSB, as amended. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern Basis

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. During the quarter ended March 31, 2006, the Company incurred a net loss of $(570) thousand and used cash in operations of $932 thousand. As of March 31, 2006, the Company had a working capital deficit of $1.9 million and had fully borrowed against its revolving credit facility. These factors raise substantial doubt about the Company's ability to continue as a going concern.

A number of cost containment measures were also initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of our company in 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to a principal shareholder of the Company (See Note 7). In addition, the maturity dates on the notes, in the aggregate amount of $5,075,000, issued to a principal shareholder were extended to May 31, 2007. The Company is exploring alternatives for additional sources of capital and will also seek to extend its revolving credit facility prior to its maturity on September 1, 2006.

There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company cannot raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.     Organization and Business

Zanett Inc. and subsidiaries (the "Company") is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments:
Commercial Solutions and Government Solutions. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company's operations are divided into two business segments: Commercial Solutions and Government Solutions. The Commercial Solutions segment consisted of its wholly-owned subsidiaries: Back Bay Technologies, Inc., ("BBT"), based in Needham, Massachusetts, INRANGE Consulting Corporation ("ICC"), based in Mason, Ohio, and, as of March 1, 2005, Whitbread Technology Partners, Inc. ("WTP"), based in Stoneham, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another wholly-owned subsidiary, Zanett Commercial Solutions, Inc. ("ZCS").

On March 7, 2006, the Company entered into a Stock Purchase Agreement, (the "Agreement"), dated as of February 28, 2006, with its wholly-owned subsidiary Delta Communications Group, Inc. ("Delta") and Howard Norton, Delta's Chief Executive Officer. Pursuant to the terms of Agreement, the Company exchanged the outstanding common stock of Delta for Mr. Norton's equity holdings in the Company (See Note 11).

The Commercial Solutions segment provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management ("SCM") and customer relationship management ("CRM") systems.

The Company's Government Solutions segment consists of its wholly-owned subsidiary Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.


Note 3.     Share Based Payments

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Shared-Based Payment," (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended March 31, 2006, the Company recorded stock-based compensation expense for employee related stock options of $279,864. Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for stock options whose exercise price equaled or exceeded the fair value of the Company's common stock at the date of the grant. Under the intrinsic value method compensation expense was recognized for the difference between the exercise price of the option and the fair value of the Company's common stock, when the exercise price was less than fair value at the date of grant. Had the Company adopted SFAS No. 123 during the quarter ended March 31, 2005, the impact would have been as follows:


                                                              Three months ended
                                                                March 31, 2005
                                                              ------------------

Net loss, as reported:                                           $  (799,245)
 Add back: Stock based compensation expense for
   employees included in reported net loss                           163,379
 Deduct: Stock based compensation expense
   determined under the fair value based method
   for all awards to employees                                      (466,472)
                                                                 -----------
Pro forma net loss                                               $(1,102,338)
                                                                 ===========
Loss per common share:
 As reported - basic and diluted                                 $     (0.03)
 Pro forma - basic and diluted                                         (0.04)


The fair value of the Company's stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black Scholes), assuming no dividends and using an expected life of four years, volatility of 48% to 76%, and a risk-free rate of 3.27% to 4.53%.

The fair value of the Company's stock-based awards issued to employees in the first quarter of 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55%, and a risk-free rate of 4.62%.

The Company's Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. The plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by a committee appointed by the Board of Directors of the Company. Under the plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company's common stock on the date of the grant). The options generally vest over a four year period. The Company's policy for attributing the value of graded vesting share based payments is on a straight line basis over the requisite service period for the entire award.

A summary of the status of the Company's stock option plan as of March 31, 2006 is presented below:

                                                                     Weighted Avg.
                                       Number      Weighted Avg.      Remaining          Aggregate
                                          of         Exercise        Contractual         Intrinsic
                                       Options         Price         Term (years)          Value
                                      ---------    -------------     ------------       -----------
Outstanding at January 1, 2006        7,158,409    $        2.75
  Granted                               150,000    $        3.23
  Exercised                                   0              -
  Lapsed or cancelled                  (511,260)            3.48
                                      ---------    -------------
Outstanding at March 31, 2006         6,797,149    $        2.72            7.06        $31,841,000
                                      =========    =============
Exercisable at March 31, 2006         3,466,552    $        2.54            6.04        $16,820,000
                                      =========    =============

The weighted average grant-date fair value of options granted during the first quarters of 2006 and 2005 were $3.23 and $5.21, respectively.

The activity with respect to non-vested options under the Company's stock option plan was as follows:

                                        Number     Weighted Avg.
                                         of         Grant Date
                                       Options      Fair Value
                                      ---------    -------------

Non-vested at December 31, 2005       3,497,454    $        2.99
  Granted                               150,000    $        3.23
  Vested                                (62,703)
  Terminated/Cancelled                 (254,154)            3.48
                                      ---------
Non-vested at March 31, 2005          3,330,597
                                      =========

At March 31, 2006, there was $9.7 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 2 years. The total fair value of options vested during the three months ended March 31, 2006 was $67 thousand.


Note 4.     Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At March 31, 2006 and 2005, the Company excluded 1,813,437 and 2,982,012 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

Note 5.     Acquisitions

Whitbread Technology Partners, Inc.

On March 1, 2005 the Company acquired Whitbread Technology Partners, Inc. The total consideration to be paid by the Company to the former owner will be comprised of initial consideration, a purchase price adjustment based on the level of WTP's net working capital at closing, future contingent consideration and a final consideration payment.

The Company acquired WTP in order to strengthen our existing enterprise resource planning (ERP) capabilities in our Commercial Solution segment. Beginning March 1, 2005, WTP's results of operations were included in the Company's consolidated statement of operations.

The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company's common stock ("Common Stock"), of which 19,245 were issued into escrow subject to the determination of the December 31, 2004 baseline earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Common Stock issued (excluding the shares placed into escrow) was valued at $569,278 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the acquisition was announced after the date of closing. The initial consideration was increased by $442,350 which represented the amount that the net working capital at closing was greater than the benchmark level of working capital to have been provided by WTP of $350,000 as of March 1, 2005.

WTP's baseline EBITDA was $979,656 for the twelve months ended December 31, 2004. Since their EBITDA was less than $1,000,000, as defined in the WTP Agreement, 3,838 shares held in escrow were returned to the Company which is an amount equal to the $20,344 baseline EBITDA shortfall divided by $5.30 which was the closing price the day prior to the closing. The balance of the shares placed into escrow were released to the former shareholder on September 23, 2005. For accounting purposes, the 15,407 shares of Common Stock released to the former shareholder out of escrow were valued at $57,006. This amount was added to the purchase price and goodwill.

The former owner is eligible to receive contingent consideration in each of the three successive annual performance periods commencing April 1, 2005 based upon WTP attaining specified earnings and revenue targets in each period. The contingent consideration in each period consists of a payment of $238,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $238,000 by the average closing price of Common Stock for the 15 trading days immediately preceding the last day of the applicable annual performance period. For accounting purposes, the value of the Common Stock issued as contingent consideration for the performance periods will be determined based on the closing price of the Common Stock upon the resolution of the contingencies.

The annual contingent consideration will be paid to the former owner only if WTP's EBITDA and revenue equal or exceed certain thresholds specified in the WTP Agreement. Pursuant to the WTP Agreement, the total contingent cash payments and contingent stock payments payable to the former owner for all annual performance periods shall not exceed $1,428,000 in the aggregate.

The final consideration is payable to the former owner on March 1, 2009, and will consist of $241,500 in cash and the issuance of a number of shares of Common Stock determined by dividing $143,000 by the average closing price of Common Stock for the 15 trading days immediately preceding March 1, 2009. The Company recorded these amounts at their present value of $357,674 based on interest rates applicable at the date of acquisition. The difference between the fair value and the actual payments will be recorded as interest expense over the deferral periods.

The maximum aggregate consideration will be approximately $4.1 million, of which approximately $2.3 million was paid at closing as the initial consideration and approximately $1.8 million will be paid as contingent consideration. The transaction costs associated with the acquisition of WTP were $272,792.

The following table sets forth the components of the purchase price paid to date:

Cash paid                                      $2,074,350
Deferred purchase consideration                   348,532
Common stock issued                               626,284
Transaction costs ($11,752 unpaid
  at March 31, 2006)                              272,792
                                               ----------
Total purchase price                           $3,321,958
                                               ==========


The following table provides the fair value of the acquired assets and liabilities assumed based upon WTP's March 1, 2005 balance sheet based on an independent valuation:

Current assets                                 $1,135,287
Property and equipment                             29,878
Intangible assets                                 330,000
Other assets                                          190
Liabilities assumed, current                     (352,249)
Liabilities assumed, non-current                  (18,753)
                                               ----------
Fair value of assets acquired                  $1,124,353
                                               ==========

Goodwill                                       $2,197,605
                                               ==========

Note 6.     Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at March 31, 2006 and December 31, 2005:

                                                 March 31, 2006                             December 31, 2005
                    Average        -----------------------------------------     --------------------------------------
                   Remaining          Gross       Accumulated          Net         Gross        Accumulated      Net
                  Useful Life       Carrying      Amortization      Carrying      Carrying     Amortization    Carrying
                  (in years)          Value          Amount           Value        Value          Amount        Value
                  -----------      ----------     ------------      --------     ----------    ------------    --------
Long-term
  Contracts           1.83         $  390,000     $   (225,000)     $165,000     $  390,000    $   (202,500)   $187,500

Customer
  Relationships       3.50            587,000         (199,685)      387,315        587,000        (171,852)    415,148

Non-compete
  Agreement           2.92             70,000          (14,319)       55,681         70,000          (9,546)    60,454

Trade
  names               3.08            208,000          (68,074)      139,926        208,000         (56,728)    151,272
                                   ----------     ------------      --------     ----------    ------------    --------
Total                              $1,255,000     $   (507,078)     $747,922     $1,255,000    $   (440,626)   $814,374
                                   ==========     ============      ========     ==========    ============    ========

Amortization expense was $66,452 and $67,060 for the three months ended March 31, 2006 and 2005, respectively. Based on the Company's amortizable intangible assets as of March 31, 2006, the Company expects related amortization expense for the remainder of 2006 and the four succeeding fiscal years to approximate $199,000, $266,000, $183,000, $91,000 and $9,000.

Goodwill during the first quarter of 2006 was unchanged at $12,071,085 for the Commercial Solutions segment and $4,029,398 for our Government Solutions segment. Recorded goodwill is not amortized and no impairment losses have been recognized during the three month period ended March 31, 2006. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.


Note 7.     Related Party Transactions

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett's Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 23.5% of Zanett's outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. The Company also extended the maturity date on a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Also in March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes originally matured on January 2, 2007 but were extended in the same month to May 31, 2007 and bear interest at an annual rate of 15%. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty.


Note 8.     Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and creditworthiness of its customers, which principally are large domestic corporations, large United States defense contractors and the U.S. federal government agencies funding the overall contracts on which PDI works as a subcontractor. Receivables are stated at estimated net realizable value, which approximates fair value.

For the three months ended March 31, 2006, the Company had one customer that accounted for 12% of total revenue. For the three months ended March 31, 2005, the Company had one customer that accounted for 10% of total revenue.

At March 31, 2006, the Company had one customer that accounted for 15% of accounts receivable. At December 31, 2005, the Company did not have a customer account that accounted for over 10% of accounts receivable.

A significant amount of PDI's revenue and receivables relate to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long-term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.

Note 9.     Commitments and Contingencies

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


Note 10. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company's outstanding debt at March 31, 2006 are as follows:

Notes Payable
-------------
                                                                  March 31, 2006
                                                                  --------------
Notes payable to principal shareholder,
 11% annual interest, quarterly interest
   payments, matures May 31, 2007                                   $4,575,000
Note payable to financial institution,
 15% annual interest, quarterly interest
   payments, matures January 2, 2007                                 1,500,000
Notes payable to principal shareholder,
 15% annual interest, quarterly interest
   payments, matures May 31, 2007                                    1,500,000
                                                                    ----------
Total notes payable                                                 $7,575,000
   Less: Current Portion                                             1,500,000
                                                                    ----------
Long-term portion of notes payable                                  $6,075,000
                                                                    ==========

The Company made interest payments on the above mentioned notes during the first quarters of 2006 and 2005 in the amounts of $152,000 and $194,563, respectively.

Revolving Credit Facility
-------------------------

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expires in September 2006. Under the agreement, the bank will provide a two year, secured, revolving credit facility in the initial amount of $5,000,000, which may be used by the Company to fund acquisitions and working capital requirements. In addition to the credit facility, the bank will provide the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime plus 2% payable monthly in arrears. At March 31, 2006, the prime rate was 7.75%. The facility is secured by a first lien on all of the Company's assets. Availability is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. As of April 28, 2006, its most recent date of calculation, the Company had a borrowing base in excess of $5,000,000. The commitment fee of $50,000 is being amortized over the two year life of the arrangement. There were no warrants granted or other equity enhancement features issued in connection with this facility.

As of March 31, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. The Company entered into discussions with Fifth Third Bank and, in April 2006, Fifth Third Bank agreed to waive any event of default under the credit agreement relating to non-compliance as of March 31, 2006. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio, which is calculated quarterly.

The Company had borrowings under the revolving line of credit of $5,000,000 as of March 31, 2006 that are reflected as current liabilities on the balance sheet.

The Company made interest payments on the above mentioned credit facility during the first quarters of 2006 and 2005 in the amounts of $110,986 and $25,511, respectively.

Renewable unsecured subordinated debt
-------------------------------------

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through March 31, 2006, the Company has issued $2,361,051 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company's outstanding notes payable as of March 31, 2006:

                                                                     Weighted
                                        Principal                     Average
                       Original Term      Amount      Percentage   Interest Rate
                       -------------    ----------    ----------   -------------
Renewable unsecured         3 months    $   59,444          2.52%          5.73%
 subordinated notes         6 months        70,167          2.97%          6.13%
                              1 year       473,849         20.07%          6.76%
                             2 years       493,575         20.90%          7.63%
                             3 years     1,025,966         43.45%          9.24%
                             4 years       126,000          5.34%          7.75%
                             5 years        30,000          1.27%          8.55%
                            10 years        82,050          3.48%          8.85%
                       -------------    ----------    ----------   -------------
Total                                   $2,361,051        100.00%          8.12%
Less current portion
 of notes payable:                        (865,460)
                                        ----------
Long-term portion                       $1,495,591
                                        ==========

The Company made interest payments on the above mentioned unsecured subordinated notes during the first quarters of 2006 and 2005 in the amounts of $30,948 and $0, respectively.


Note 11. Discontinued Operations

On March 7, 2006, the Company entered into a Stock Purchase Agreement, with its wholly-owned subsidiary Delta Communications Group, Inc. and Howard Norton, Delta's Chief Executive Officer. Pursuant to the terms of agreement, the Company exchanged the outstanding common stock of Delta for 64,789 shares of Zanett's Common Stock which were fair valued at $222,226 using the closing price of the Common Stock on February 28, 2006 and options to acquire 100,000 shares of Zanett's Common Stock which were fair valued at $154,360 by using the Black-Scholes. The aforementioned shares of common stock and options represented Mr. Norton's entire equity interest in Zanett. While Delta retained all of its outstanding liabilities, under the Agreement, the Company retained all of Delta's outstanding receivables as of February 28, 2006. The 64,789 shares of Common Stock were canceled by the Company on March 13, 2006.

Delta was part of our Commercial Solutions segment prior to the sale. The Company accrued $10,000 in transaction cost for professional fees, associated with the sale of Delta and recorded a loss on sale of discontinued operations of $56,299 in the quarter ended March 31, 2006.

The following amounts relate to the operations of the Company's disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

                                                      Quarter ended March 31,
                                                          2006        2005
                                                       ---------    --------
Revenue                                                $ 187,435    $845,170

Operating loss before income taxes                       (69,098)    (80,813)
Income tax benefit                                             -           -
                                                       ---------    --------
Loss from discontinued operations, net of taxes        $ (69,098)   $(80,813)
                                                       =========    ========
Note 12.    Segments

The Company's current continuing operations are comprised of two segments, Commercial Solutions and Government Solutions.

The Commercial Solutions segment consists of ZCS, which provides technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

The Government Solutions segment consists of PDI, which provides technology engineering and project management services to the U.S. Federal Government either as a direct contractor or as a subcontractor to prime U.S. defense contractors. PDI specializes in providing software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

All of the Company's operations during the first three months of 2006 and 2005 were in the United States.

The column labeled "Corporate and Other" consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled "Corporate and other" are cash, property and equipment, income taxes receivable, deferred taxes, and other assets. The table below does not include the results of discontinued operations.

                                     Commercial   Government   Corporate and   Discontinued   Consolidated
                                     Solutions    Solutions        Other        Operations      Balance
                                    -----------   ----------   -------------   ------------   ------------
Quarter ended March 31, 2006:
Revenue                             $ 8,344,516   $2,330,488   $           -   $          -   $ 10,675,004
Depreciation and amortization       $    80,988   $   45,452   $       4,209   $          -   $    130,649
Operating income/(loss)             $   731,460   $  183,543   $    (901,842)  $          -   $     13,161
Interest expense, net               $  (125,811)  $  (56,250)  $    (270,837)  $          -   $   (452,898)
Other income, net                   $     6,167   $        -   $       1,000   $          -   $      7,167
Total assets                        $20,538,452   $6,026,643   $   1,735,530   $          -   $ 28,300,625

Quarter ended March 31, 2005:
Revenue                             $ 5,454,545   $2,078,153   $           -   $          -   $  7,532,698
Depreciation and amortization       $    57,309   $   47,512   $       9,389   $          -   $    114,210
Operating income/(loss)             $   255,526   $  112,414   $    (865,726)  $          -   $   (497,786)
Interest expense, net               $  (125,814)  $  (56,250)  $     (31,862)  $          -   $   (213,926)
Other income, net                   $    16,550   $        -   $      (4,000)  $          -   $     12,550
Total assets at December 31, 2005   $19,686,162   $5,952,964   $   2,227,663   $    834,051   $ 28,700,840

Note 13.    Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

Note 14.    Subsequent Event

On May 1, 2006, ZCS, a wholly-owned subsidiary of Zanett, completed the acquisition of all of the issued and outstanding capital stock of Data Road, Inc. ("Data Road") from Messrs. Jeffery Francis and John Vaughan, the shareholders of Data Road (the "Shareholders").

We acquired Data Road in order to broaden our services and solutions portfolio, further our national expansion and add a substantial roster of blue-chip companies to our client base.

Founded in 2001, Data Road is a dedicated Oracle services company that specializes in managed services and remote hosting. Based in Jacksonville, Florida, Data Road provides managed services and consulting services throughout the United States.

The total consideration to be paid by the Company to the Shareholders will be comprised of initial consideration, a purchase price adjustment based upon the level of Data Road's net working capital at closing, and future contingent consideration. An amount equal to five percent of the purchase price will be paid to two key employees of Data Road which will be recorded as compensation expense as incurred.

The initial consideration consists of $375,000 in cash and 125,000 shares of the Company's Common Stock of which 50,000 were placed into escrow in order to secure certain potential obligations of the Shareholders under the Agreement.

The initial consideration may be adjusted for any difference between the amount of Data Road's net working capital at closing and $250,000, which was the benchmark level of working capital to be provided by Data Road.

The Shareholders are eligible to receive contingent consideration of up to $1,875,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The shareholders and key employees are also eligible to receive contingent consideration of $375,000 for the six-month performance period beginning May 1, 2006 and ending October 1, 2006 based upon Data Road attaining specific earnings and revenue targets for this period.

In addition, for the six month performance period and each of the annual performance periods, if Data Road exceeds performance targets specified in the Agreement, the Shareholders and key employees shall be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied the amount by which a performance multiple calculated pursuant to the Agreement exceeds one. This additional contingent consideration is payable, at the option of the Company, in cash, options to acquire Common Stock, or a combination of both. The Agreement provides that the aggregate contingent consideration payable to the Shareholders and key employees under the Agreement shall not exceed, in the aggregate, $10 million.

The Common Stock issued or issuable to the Shareholders pursuant to the Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions contemplated by the Agreement pursuant to a lock-up agreement with each of the Shareholders, subject to certain limited exceptions. In connection with the Agreement, the Shareholders also entered into employment agreements with the Company.

For accounting purposes, the Company will record all of the consideration at its fair value. For shares issued, the value will be based on the average closing price of the Common Stock for the three trading days, immediately before and after April 24, 2006, which was the date the transaction was announced. Contingent consideration will be recorded by the Company when the achievement of the EBITDA and revenue targets is satisfied beyond a reasonable doubt.

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

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, as filed with the Securities and Exchange Commission.

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

During the first quarter, the Company made significant changes to its senior management. Effective February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective February 10, 2006, Jack M. Rapport, formerly the Chief Financial Officer, was appointed President of our company, and Kenneth DeRobertis formally the Controller, was appointed Chief Financial Officer.

A number of cost containment measures were also initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of our company in 2006. These cost savings measures will save the Company approximately $750,000 annually.

On March 7, 2006, we sold Delta Communications Group ("Delta") back to its former owner. (For a complete discussion of the impact of the sale of Delta, see Notes 8 and 23 to the audited financial included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities & Exchange Commission and Note 11 to the condensed consolidated financial statements included in Form 10-Q.)

Three months ended March 31, 2006 versus three months ended December 31, 2005

For the quarter ended March 31, 2006, our revenues exceeded $10 million for the first time in the Company's history. The quarter also saw a return to operating profitability. Revenues for our Commercial Solutions Segment were $8,344,516 for the quarter, up 19% from $7,023,861 in the fourth quarter of 2005. This increase was due in part to improvement in the demand for commercial IT solutions since late 2005 when Oracle Corporation, on whose software suite many of our commercial IT solutions are based, disclosed its plans for migrating and upgrading customers using the legacy PeopleSoft and JD Edwards software that Oracle previously acquired. Meanwhile, we experienced continued solid performance in our Government Solutions segment, which recorded revenues for the quarter of $2,330,488, up 5% from the $2,220,131 contributed in the fourth quarter of 2005.

Operating income for the three months ended March 31, 2006 was $13,161. This was due to an improvement in gross margin, which increased to 30% from 24% in the fourth quarter of 2005, and a favorable operating expense ratio of 29.2% of revenues versus 37% in the comparable prior year period, which was achieved by the consolidation of the back office operations of our Commercial Solutions segment and the above mentioned cost containment measures we undertook at the beginning of the year, particularly in our corporate headquarters. Our Commercial Solutions segment achieved operating income of $731,460, versus an operating loss in the fourth quarter of 2005 of $(403,474) exclusive of the $3,384,635 impairment charge that this segment recorded in the fourth quarter of 2005. Its gross margin of 30% increased significantly from the 20% gross margin it experienced in the fourth quarter of 2005. This strong improvement in gross margin in our Commercial Solutions segment, however, was offset somewhat by a decline in gross margin from 36% in the fourth quarter of 2005 to 28% for the current quarter in our Government Solutions segment. This drop in margin occurred as several contracts were completed at the end of 2005 and utilization of our professional staff decreased in the current quarter while they awaited assignment to new contracts. In addition, their cost of revenues included a charge in the amount of $36,491 related to stock compensation due to the Company's adoption of the fair value method of accounting for stock compensation effective January 1, 2006, and therefore had no impact on gross margin in prior periods. Our Government Solutions segment contributed $183,543 of operating income in the current quarter, down, however, from the $423,808 it contributed in the quarter ended December 31, 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Shared-Based Payment," (SFAS No. 123R) which was issued in December 2004 and resulted in non-cash compensation expense of $279,864 for the quarter ended March 31, 2006. There was no corresponding expense for the prior year period related to employee options.

Rising interest rates and increased borrowings in the quarter ended March 31, 2006 adversely affected our loss from continuing operations. Interest expense for the quarter was $454,833. Other income was $7,167, making our loss from continuing operations before taxes $(432,570) for the quarter.

Our net loss was further impacted by the losses incurred by Delta through the date of its sale on March 7, 2006, and a $(56,299) loss we incurred on its sale. The net effect of these additional charges to earnings resulted in a net loss for the quarter of $(570,464).

These results represent a marked recovery and improvement from the previous quarter, when the Company incurred a net operating loss from continuing operations of $(5,964,339) and a net loss of $(9,708,404). The loss in the fourth quarter of 2005 included impairment, stock-based compensation and discontinued operations charges of $(3,384,635), $(4,450,221) and $(1,212,609)
respectively. When these changes are removed from operating and net loss in the fourth quarter of 2005, the improvement was still substantial. The quarter ended December 31, 2005 operating loss exclusive of the charges was $(1,424,118) and the net loss exclusive of the aforementioned charges in such quarter was $(1,738,548).

While there can be no assurance that our results will continue to improve, we believe that the divestiture of Delta, the savings associated with consolidating the accounting and back office functions of our Commercial Solutions segment, the above mentioned cost containment efforts, particularly in the area of professional fees, continuing recovery in the commercial IT solutions sector, and continuing solid performance from our Government Solutions segment will have a positive effect on our operating performance and earnings going forward.

Three months ended March 31, 2006 versus 2005

The following table summarizes and compares our operating performance for the three month periods ended March 31, 2006 and March 31, 2005.

                                        Quarter Ended March 31,   Increase/(Decrease)

                                          2006          2005          $            %
                                       ----------------------------------------------
Revenues:
  Commercial                           $ 8,344,516   $5,454,545   $2,889,971      53%
  Government                             2,330,488    2,078,153      252,335      12%
                                       ----------------------------------------------
                                       $10,675,004   $7,532,698    3,142,306      42%

Cost of Revenues:
  Commercial                           $ 5,883,366   $3,806,785   $2,076,581      55%
  Government                             1,661,588    1,436,900      224,688      16%
                                       ----------------------------------------------
                                       $ 7,544,954    5,243,685   $2,301,269      44%

Gross Margin                                    30%          30%                  (0%)

Selling and Marketing:
  Commercial                           $ 1,023,911   $  676,367   $  347,544      51%
  Government                                 7,257       54,588      (47,331)    (87%)
                                       ----------------------------------------------
                                       $ 1,031,168   $  730,955   $  300,213      41%

General and Administrative
  Commercial                           $   705,779   $  715,867   $  (10,088)     (1%)
  Government                               478,100      474,251        3,849       1%
                                       ----------------------------------------------
                                       $ 1,183,879   $1,190,118   $   (6,239)     (1%)

Segment Operating (loss)/income:
  Commercial                           $   731,460   $  255,526   $  475,934     186%
  Government                               183,543      112,414       71,129      63%
                                       ----------------------------------------------
                                       $   915,003   $  367,940   $  547,063     149%

  Corporate Expense                    $   901,842   $  865,726   $   36,116       4%
                                       ----------------------------------------------

Operating (loss)/income from
  continuing operations:               $    13,161   $ (497,786)  $  510,947    (103%)


  Interest Expense, Net                $  (452,898)  $ (213,926)     238,972    (112%)
  Other Income / (Expense)                   7,167       12,550       (5,383)    (43%)
  Income tax provision/(benefit)            12,497       19,270       (6,773)    (35%)
                                       ----------------------------------------------

Net loss from continuing
  operations after income tax          $  (445,067)  $ (718,432)  $  273,365     (38%)

Loss from discontinued operations,
  net of taxes                             (69,098)     (80,813)      11,715     (21%)

Loss on sale of discontinued
  operations                               (56,299)           -      (56,299)     70%
                                       ----------------------------------------------

Net loss                               $  (570,464)  $ (799,245)  $  228,781     (40%)
                                       ==============================================

Our operating segments generated revenues of $10,675,004 for the three months ended March 31, 2006 versus revenues of $7,532,698 for the three months ended March 31, 2005, an increase of 42%. This increase was partly attributable to an additional $1.7 million contribution from the inclusion of Whitbread for the full quarter in 2006 as compared to one month in the prior year and approximately 15% organic growth in our Commercial Solutions segment and approximately 12% organic growth in our Government Solutions segment due primarily to an improved demand environment. While revenues increased 42%, costs of revenues increased by 44%, however; there was no change in gross margin from the comparable prior year period. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace, therefore we continued to step up our marketing efforts in the Commercial Solutions segment. As a result, selling and marketing expenses increased 41%, from $730,955 in the quarter ended March 31, 2005 to $1,031,168 for the first quarter of 2006.

General and administrative costs, excluding corporate expenses, decreased 1% in the first quarter of 2006 compared to the first quarter of 2005. Included in the first quarter of 2006 is a charge for $15,940 related to employee stock option expense. There was no corresponding expense for the prior year period related to employee options.

Corporate expense increased by $36,116 in the first quarter of 2006 compared to the first quarter of 2005 due to a charge in the amount of $156,855 related to employee stock option expense. Excluding the stock option charge certain corporate expenses were lower due to the cost containment program that we put into place at the beginning of the fiscal year. The growth in our revenue by our two operating segments resulted in operating income of $13,161 in the first quarter of 2006 versus an operating loss of $(497,786) in the first quarter of 2005.

Our borrowings are higher in 2006 than in the first quarter of 2005 as a result of the issuance of $1.5 million in additional promissory notes to a related party, the full utilization of our revolving line of credit, and the issuance of our Renewable Unsecured Subordinated Notes. Our net interest expense rose 112%, from $213,926 in the first quarter of 2005 to $452,898 in the first quarter of 2006. (For more information regarding the Renewable Unsecured Subordinated Notes see Note 10, to the Condensed Consolidated Financial Statements included in this Form 10-Q).

In the first quarter of 2006 we recorded an income tax provision related to our net loss in the amount of $12,497 versus $19,270 in the first quarter of 2005. The provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized. As a result of the income and expense results noted above, our net loss for the first quarter of 2006 was $(570,464) versus a net loss of $(799,245) recorded for the first quarter of 2005.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $8,344,516 in the first quarter ended March 31, 2006, an increase of 53% over the $5,454,545 generated in the first quarter of 2005. This increase was partly attributable to an additional $1.7 million contribution from the inclusion of Whitbread for the full quarter in 2006 as compared to one month in the prior year and higher utilization and billing rates due to an increase in demand for our services.

While revenue increased 53%, costs of revenues increased 55% from the comparable prior year period primarily due to the inclusion of Whitbread for the full quarter in 2006 as compared to one month in the prior year and a charge in the amount of $66,400 for employee stock option expense. There was no corresponding expense for the quarter ended March 31, 2005 related to employee options.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we continued to step up our marketing activities which resulted in a 51% increase in our selling and marketing expense to $1,023,911 for the quarter ended March 31, 2006, as compared with $676,367 during the first quarter ended March 31, 2005. This increase in costs is related to the addition of two additional salespeople and expenses in connection with trade shows and conferences.

General and administrative expenses for the first quarter of 2006 were $705,779 as compared with $715,867 in the first quarter of 2005, representing a decrease of $(10,088), or 1%. This decrease was attributable to the consolidation of the Commercial Solutions segment.

Operating income in our Commercial Solutions segment in the first quarter of 2006 was $731,460, up 186% from $255,526 in the comparable prior year period.

Government Solutions

Our Government Solutions segment generated revenues of $2,330,488 in the first quarter ended March 31, 2006, an increase of 12% over the $2,078,153 generated in the first quarter of 2005. This increase was primarily attributable to an increase in headcount that resulted in additional billings in the first quarter of 2006 versus the first quarter of 2005.

Costs of revenues, principally compensation costs for professional staff, increased 16% to $1,661,588 during the quarter ended March 31, 2006 versus $1,436,900 in the quarter ended March 31, 2005. As a result of the above, gross margins for the Government Solutions segment decreased from 31% in the first quarter of 2005 to 29% in the first quarter of 2006.

Selling and marketing expenses decreased 87% to $7,257 in the quarter ended March 31, 2006 from $54,588 during the quarter ended March 31, 2005 due to the departure of a sales executive.

General and administrative expenses for the quarter ended March 31, 2006 were $478,100 as compared with $474,251 in the comparable prior year period.

Operating income in the Government Solutions segment for the quarter ended March 31, 2006 was $183,543, up 63% from $112,414 for the quarter ended March 31, 2005.

Corporate

Corporate general and administrative expenses for the quarter ended March 31, 2006 were $901,842 versus $865,726 in the quarter ended March 31, 2005. The $36,116 increase was due to a charge in the amount of $156,855 related to employee stock option expense. Excluding the stock option charge certain corporate expenses were lower due to the cost containment program that we put into place at the beginning of the fiscal year which included reductions in corporate headcount, with resultant decreases in payroll expense, stock based compensation for consultants and public and institutional relations.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income from continuing operations of $13,161 for the quarter ended March 31, 2006 compared to an operating loss of $(497,786) for the comparable period last year. This 103% increase in operating income for the period was largely due to the increase in sales.

Net interest expense increased $238,972, or 112%, to $452,898 in the quarter ended March 31, 2006 from $213,926 in the quarter ended March 31, 2005. The increase was principally attributable to an additional $1.5 million in promissory notes that were issued to a related party, short-term working capital borrowings, and the issuance of our Renewable Unsecured Subordinated Notes.

Other income decreased to $7,167 for the quarter ended March 31, 2006 versus $12,550 for the quarter ended March 31, 2005. In the first quarter of 2006, we recorded an income tax provision of $12,497 versus a provision of $19,270 in the same quarter last year.

Loss from the discontinued operations of Delta net of tax was $(69,098) for the three months ended March 31, 2006 and $(80,813) for the three months ended March 31, 2005. In addition, we recorded a $(56,299) loss on the sale of Delta in the quarter ended March 31, 2006. There was no such charge in the first quarter of 2005. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

As a result of the above, for the quarter ended March 31, 2006, we reported a net loss of $(570,464) compared to a net loss of $(799,245) for the quarter ended March 31, 2005.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Shared-Based Payment," (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company uses the Black-Scholes option pricing model and certain assumptions to estimate the fair value of the options. The Company estimates the expected life based on historical exercise behavior of employees and the expected volatility based on the historical volatility over the term of the expected life.

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, during the first three months of 2006. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2006 we had cash and cash equivalents of $216,975, representing a 60% decrease of $371,284 from the December 31, 2005 year-end balance of $588,259. This decrease was a result of our operating performance in the first quarter of 2006, an increase in unbilled revenue and cash paid as contingent consideration related to acquisitions which reduced our cash resources. This has compelled us to explore other sources of capital, including equity capital, to provide working capital and to fund future acquisitions. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail some operations.

Cash used in operating activities was $932,266 for the three months ended March 31, 2006 compared to cash flows used in operating activities of $1,011,351 for the same period last year. This was primarily due to the net loss for the period of $(570,464) and an increase in unbilled revenue.

Cash used in investing activities was $281,597 for the quarter ended March 31, 2006 compared to a cash outflow of $1,807,362 for the corresponding period in 2005. The 2006 outflow primarily reflects contingent purchase consideration payments of $269,751.

Cash provided by financing activities for the three months ended March 31, 2006 were $842,579 versus $2,697,025 for the same period in 2005. In the first three months of 2006, we issued $1,000,000 in promissory notes to a related party.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At March 31, 2006 the facility was fully utilized.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2007 and requires quarterly cash interest payments beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2007 and requires quarterly cash interest payments beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

Management will continue to monitor the Company's cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash requirements, the Company may implement further measures to reduce operating costs in addition to those taken in February 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet its commitments. We are currently exploring other sources of capital, including equity capital, to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, will be available when needed, if at all, on terms acceptable to us. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

To minimize cash outlays, we have compensated employees with equity incentives where possible. We believe this strategy provides us with the ability to increase stockholder value as well as utilize cash resources more effectively. On April 29, 2005, our Board of Directors authorized a further increase in the number of equity securities that can be issued under our existing stock plan, from 7,000,000 to 10,000,000. Our stockholders approved this increase in the number of securities issuable under the plan at our annual shareholders meeting in June 2005. While these increases allow management greater flexibility in our use of stock based compensation, the issuance of equity securities under the stock plan may result in dilution to existing stockholders.

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of March 31, 2006, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

During the first three months of 2006, we experienced the following changes in our financial commitments:

- For having attained and surpassed PDI's performance objectives, we paid the former shareholders of PDI consideration of $69,750 in cash and 125,196 shares of common stock valued at $395,618, thus reducing the Company's potential financial commitment to the former PDI shareholders to $313,000 in cash and approximately $800,000 in common stock.

- We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007.

- We extended the maturity dates on three notes payable to a related party in the amounts of $500,000 each from January 2, 2007 to May 31, 2007.

- As of March 31, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2006, the Company had borrowings of $5 million under the revolving credit facility with Fifth Third Bank. The effect of a 1/4% increase or decrease in interest rates would not have a material effect on the Company's results from operations.

Item 4 - Controls and Procedures

The Company's Chief Executive Officer, Claudio Guazzoni, and the Company's Chief Financial Officer, Kenneth DeRobertis, have evaluated the Company's internal controls over financial reporting and disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls include controls to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, Messrs. Guazzoni and DeRobertis have concluded that the Company's disclosure controls and procedures are not effective because of the material weakness in internal control over financial reporting described below. Management views internal control over financial reporting as an integral component of the Company's disclosure controls and procedures.

The Company currently does not have the accounting resources to ensure there are appropriate controls over the financial reporting and closing process or to ensure significant and unusual transactions are accounted for in accordance with US GAAP. The Company intends to hire additional staff with the requisite knowledge to ensure that these weaknesses are properly addressed and remedied.

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

Item 6 - Exhibits.

3.1(1)  Certificate of Incorporation
3.2(1)  Bylaws
4.1(2) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
10.1(3) Stock Purchase Agreement by and among Zanett Inc., Delta Communications
        Group, Inc. and Howard Norton, dated March 7, 2006.
31.1(3) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/
        15d-14(a)
31.2(3) Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/
        15d-14(a)
32.1(4) Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
        2002
32.2(4) Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
        2002

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(2) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(3)     Filed herewith.
(4)     Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

 Dated: May 22, 2006               /s/ Claudio M. Guazzoni
                               ---------------------------------------------
                                 Claudio M. Guazzoni, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: May 22, 2006               /s/ Kenneth A. DeRobertis
                               ----------------------------------------------
                               Kenneth A. DeRobertis, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)