Form 10-Q
period 2006-06-30
ZANETT INC
filed 2006-08-14
CIK 1133872

                                  United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                    FORM 10-Q

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

    Indicate by check maker whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 CLASS                        Outstanding at August 10, 2006
                 -----                        ------------------------------
     Common stock $.001 Par Value                       28,714,804

TABLE OF CONTENTS

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                                1

         Condensed Consolidated Balance Sheets as of June 30, 2006
            (unaudited) and December 31, 2005                                 1

         Condensed Consolidated Statements of Operations for the three
            and six months ended June 30, 2006 and 2005 (unaudited)           2

         Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2006 and 2005 (unaudited)                   3

         Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       4

Item 2 - Management's Discussion and Analysis.                               20

Item 3 - Quantitative and Qualitative Disclosure About Market Risk           32

Item 4 - Controls and Procedures.                                            32

PART II  OTHER INFORMATION                                                   32

Item 1 - Legal Proceedings.                                                  32

Item 4 - Submission of Matters to a Vote of Security holders                 33

Item 5 - Other Information.                                                  33

Item 6 - Exhibits.                                                           33

Signatures                                                                   35

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Zanett, Inc.
                      Condensed Consolidated Balance Sheets

                                                            June 30,
                                                              2006        December 31,
                                                           (Unaudited)        2005
                                                          ------------   -------------
Assets
Current assets:
   Cash and cash equivalents                              $    322,931   $     547,413
   Accounts receivable net of allowance                      7,925,645       7,672,153
      for doubtful accounts of $306,579 and
      $291,515, respectively
   Income tax receivable                                             -          84,557
   Unbilled revenue                                          1,383,147         498,448
   Prepaid expenses and other current assets                 1,667,567       1,359,687
   Assets held for sale                                              -         834,501
                                                          ------------   -------------
         Total current assets                               11,299,290      10,996,759

Property and equipment, net                                    696,945         667,287
Goodwill                                                    16,809,745      16,100,483
Intangibles and long lived assets, net                         687,466         814,374
Other assets                                                   124,196         122,387
                                                          ------------   -------------
         Total assets                                     $ 29,617,642   $  28,701,290
                                                          ============   =============

Liabilities and stockholders' equity
Current liabilities:
   Short-term debt                                        $  4,415,000   $   5,000,000
   Notes payable                                             7,825,000       4,575,000
   Short-term renewable unsecured subordinated debt            744,637         697,223
   Accounts payable                                          1,224,413       1,386,213
   Accrued expenses                                          3,785,352       2,683,735
   Income tax payable                                           11,582               -
   Other current liabilities                                 1,095,163       1,356,823
   Deferred revenue                                            351,574         187,827
   Deferred income taxes                                       103,872         118,083
   Capital lease obligations-current                            21,731          29,940
   Liabilities held for sale                                         -         623,131
                                                          ------------   -------------
         Total current liabilities                          19,578,324      16,657,975

Notes payable                                                        -       2,000,000
Long-term renewable unsecured subordinated
   debt, net of current                                      1,444,515       1,757,591
Other non-current liabilities                                1,110,383       1,089,387
Capital lease obligations, net of current                       20,263          30,006
Deferred rent expense                                          106,267         106,267
Deferred income taxes                                          193,370         206,001
                                                          ------------   -------------
         Total liabilities                                  22,453,122      21,847,227
                                                          ------------   -------------
Commitments and contingencies                                        -               -

Stockholders' equity
   Preferred stock, $0.001 par value; 10,000,000 shares
      authorized; none issued and outstanding                        -               -
   Common stock, $0.001 par value; 50,000,000 shares
      authorized; 28,714,802 and 28,529,395 shares
      issued and outstanding, respectively                      28,715          28,529
   Additional paid-in capital                               28,034,521      26,903,345
   Treasury stock, at cost; 59,658 shares                     (179,015)       (179,015)
   Accumulated deficit                                     (20,719,701)    (19,899,246)
                                                          ------------   -------------
         Total stockholders' equity                          7,164,520       6,853,613
                                                          ------------   -------------

         Total liabilities and stockholders' equity       $ 29,617,642   $  28,700,840
                                                          ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                          2006           2005           2006          2005
                                                      -----------    ------------   -----------   -----------
Revenues:                                             $11,397,221    $  8,932,114   $22,072,225   $16,464,812
                                                      -----------    ------------   -----------   -----------
Operating expenses:
    Costs of revenues                                   7,723,817       6,318,070    15,165,880    11,561,755
    Selling and marketing                               1,199,880         851,446     2,226,870     1,582,401
    General and administrative (including non-cash
       compensation and consulting expense of
       $366,879, $200,348, $722,338 and $435,850)       2,213,925       2,215,628     4,406,725     4,271,473
                                                      -----------    ------------   -----------   -----------
       Total operating expenses                        11,137,622       9,385,144    21,799,475    17,415,629
                                                      -----------    ------------   -----------   -----------
       Operating income/(loss)                            259,599        (453,030)      272,750      (950,817)
                                                      -----------    ------------   -----------   -----------

Other expense:
  Interest income                                               -          23,156         1,935        45,918
  Interest expense                                       (456,848)       (345,448)     (911,682)     (582,136)
  Other, net                                               10,569           3,999        17,736        16,544
                                                      -----------    ------------   -----------   -----------
    Total other expense                                  (446,279)       (318,293)     (892,011)     (519,674)
                                                      -----------    ------------   -----------   -----------
Loss from continuing operations before income taxes      (186,680)       (771,323)     (619,261)   (1,470,491)

Income tax provision                                      (63,310)        (88,198)      (75,808)     (107,468)
                                                      -----------    ------------   -----------   -----------
Loss from continuing operations after taxes              (249,990)       (859,521)     (695,069)   (1,577,959)
                                                      -----------    ------------   -----------   -----------
Loss from discontinued operations, net of taxes                 -         (22,006)      (69,098)     (102,819)

Loss on sale of discontinued operations                         -               -       (56,299)            -
                                                      -----------    ------------   -----------   -----------

Net loss                                              $  (249,990)   $   (881,527)  $  (820,466)  $(1,680,778)
                                                      -----------    ------------   -----------   -----------
Basic and Diluted loss per share:

  Continuing operations                               $     (0.01)   $      (0.03)  $     (0.03)  $     (0.06)
                                                      ===========    ============   ===========   ===========
  Discontinued operations                             $     (0.00)   $      (0.00)  $     (0.00)  $     (0.00)
                                                      ===========    ============   ===========   ===========
Net loss per common share to common shareholders
  (basic and diluted)                                 $     (0.01)   $      (0.03)  $     (0.03)  $     (0.06)
                                                      ===========    ============   ===========   ===========
Weighted average shares outstanding - basic
  and diluted                                          28,695,924      29,051,784    29,247,447    28,966,106
                                                      ===========    ============   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                     2006            2005
                                                                  -----------    ------------
Cash flows from operating activities:
Net loss                                                          $  (820,466)   $ (1,680,778)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                               264,705         267,316
          Stock based compensation and services                       722,338         435,850
          Accretion of interest on deferred consideration              25,582               -
          Deferred income taxes                                       (27,235)              -
          Deferred rent expense                                             -         104,466
          Non-cash interest expense related to acquisitions                 -          31,603
          Changes in (net of acquisition):
               Accounts receivable                                   (253,492)     (2,002,414)
               Unbilled revenue                                      (884,699)         79,723
               Interest receivable                                          -         (41,192)
               Prepaid expenses and other current assets             (243,234)         84,430
               Other assets                                            (1,809)         24,144
               Accrued expenses                                     1,184,133         411,988
               Accounts payable                                      (399,623)        144,019
               Other current liabilities                              473,906        (388,341)
               Income taxes payable                                    96,139         (62,053)
               Deferred revenue                                       163,747         174,442
                                                                  -----------    ------------
     Net cash provided by/(used in) operating activities              299,992      (2,416,797)
                                                                  -----------    ------------
Cash flows used in investing activities:
     Cash paid for acquisitions, net of cash acquired                (375,000)     (1,784,376)
     Cash paid as contingent consideration related
       to acquisitions                                               (344,001)       (400,000)
     Additions to property and equipment                             (168,461)       (194,796)
                                                                  -----------    ------------
     Cash flows used in investing activities                         (887,462)     (2,379,172)
                                                                  -----------    ------------
Cash flows used in financing activities:
     Issuance of notes payable to related party                     1,000,000               -
     Issuance of notes payable                                        250,000               -
     Repayment of short term borrowings                              (850,662)              -
     Payments for debt issuance costs                                 (59,244)       (403,733)
     Redemptions of unsecured notes                                         -        (200,000)
     Proceeds from issuance of unsecured notes                              -       1,731,775
     Proceeds from short term borrowings                                    -       2,422,000
     Purchase of treasury stock                                             -         (51,383)
     Capital lease payments                                           (17,952)              -
                                                                  -----------    ------------
     Cash flows from financing activities                             322,142       3,498,659
                                                                  -----------    ------------
Net decrease in cash and cash equivalents                            (265,328)     (1,297,310)
Cash and cash equivalents, beginning of period                        588,259       1,877,040
                                                                  -----------    ------------
Cash and cash equivalents, end of period                          $   322,931    $    579,730
                                                                  ===========    ============

Supplemental cash flow information:
Income taxes paid                                                 $         -    $     34,362
                                                                  ===========    ============
Interest paid                                                     $   586,926    $    583,846
                                                                  ===========    ============

Non-cash financing activity:
Shares issued for contingent consideration                        $   395,618    $    398,907
                                                                  -----------    ------------
Shares issued for acquisition                                     $   390,000    $    569,278
                                                                  -----------    ------------

Reconciliation of cash at beginning of period:
       Cash                                                       $   547,413
       Cash held for sale                                              40,846
                                                                  -----------
       Total                                                      $   588,259
                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 which are contained in the Company's Annual Report on Form 10-KSB, as amended. As a result of sales exceeding the threshold of a small business filer, effective 1st quarter 2006, the Company no longer qualifies to be a small business filer. The results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern Basis

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. During the six months ended June 30, 2006, the Company incurred a net loss of $(820,000). As of June 30, 2006, the Company had a working capital deficit of $8.3 million and had an outstanding balance under its $5,000,000 bank line of credit of $4,415,000. Additionally, as of June 30, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly. These factors raise substantial doubt about the Company's ability to continue as a going concern.

A number of cost containment measures were initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of the Company in 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to the same shareholder of the Company (See Note 7). In addition, the maturity dates on the notes, in the aggregate amount of $5,075,000 issued to the same shareholder were extended to May 31, 2007. The Company is exploring alternatives for additional sources of capital and will also seek to extend its revolving credit facility prior to its maturity on September 1, 2006.

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

Note 2. Organization and Business

Zanett Inc., and subsidiaries (the "Company"), is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

On December 30, 2005, BBT, ICC and WTP merged with and into another wholly-owned subsidiary, Zanett Commercial Solutions, Inc. ("ZCS").

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." The Company considers revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time.

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

On May 1, 2006, ZCS, completed the acquisition of all of the issued and outstanding capital stock of Data Road, Inc. ("Data Road") from Messrs. Jeffery Francis and John Vaughan, the shareholders of Data Road (the "Shareholders").

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

Note 3. Share Based Payments

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Shared-Based Payment," (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three and six months ended June 30, 2006, the Company recorded stock based compensation expense for employee related stock options of $296,517 and $581,613 respectively. Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 to account for its stock based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for stock options whose exercise price equaled or exceeded the fair value of the Company's common stock at the date of the grant. Under the intrinsic value method compensation expense was recognized for the difference between the exercise price of the option and the fair value of the Company's common stock, when the exercise price was less than fair value at the date of grant. Had the Company adopted SFAS No. 123 during the quarter and six months ended June 30, 2005, the impact would have been as follows:

                                              Three months ended June 30,
                                              ---------------------------
                                                         2005
                                                     ------------
   Net loss, as reported                             $   (881,527)
   Add back: Stock-based compensation
     expense for employees included in
     reported net loss                                    108,000
   Deduct: Stock based compensation expense
     determined under the fair value based
     method for all awards to employees                  (349,447)
                                                     ------------

   Pro forma net loss after
     giving effect to SFAS 123                       $ (1,122,974)
                                                     ============

   Loss per common share:
     As reported - Basic and diluted                 $      (0.03)
     Pro forma - Basic and diluted                   $      (0.04)

                                               Six months ended June 30,
                                              ---------------------------
                                                         2005
                                                     ------------
   Net loss, as reported                             $ (1,680,778)
   Add back: Stock based compensation
     expense for employees included in
     reported net loss                                    271,379
   Deduct: Stock based compensation expense
     determined under the fair value based
     method for all awards to employees                  (788,066)
                                                     ------------

   Pro forma net loss after giving
     effect to SFAS 123                              $ (2,197,465)
                                                     ============

   Loss per common share:
     As reported - Basic and diluted                 $      (0.06)
     Pro forma - Basic and diluted                   $      (0.07)

The fair value of the Company's stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using an expected life of four years, volatility of 48% to 76%, and a risk-free rate of 3.27% to 4.53%.

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

A summary of the status of the Company's stock option plan as of June 30, 2006 is presented below:

                                                             Weighted Avg.
                                   Number    Weighted Avg.     Remaining     Aggregate
                                    of          Exercise      Contractual    Intrinsic
                                  Options        Price        Term (years)     Value
                                 ---------   -------------   -------------   ---------
Outstanding at January 1, 2006   7,158,409   $        2.75
  Granted                          337,000   $        2.69
  Exercised                              -               -
Lapsed or cancelled               (518,760)           3.47
                                 ---------   -------------

Outstanding at June 30, 2006     6,976,649   $        2.71        7.46       $ 129,602
                                 =========   =============

Exercisable at June 30, 2006     3,557,411   $        2.54        6.94       $ 129,602
                                 =========   =============

The weighted average grant-date fair value of options granted during the first six months ended June 30, 2006 and 2005 were $2.69 and $4.48, respectively.

The activity with respect to non-vested options under the Company's stock option plan was as follows:

                                    Number    Weighted Avg.
                                     of        Grant Date
                                   Options     Fair Value
                                  ---------   -------------
Non-vested at December 31, 2005   3,497,454   $        2.99
   Granted                          337,000   $        2.69
   Vested                          (170,916)
   Terminated/Canceled             (244,300)  $        3.47
                                  ---------

Non-vested at June 30, 2006       3,419,238
                                  =========

At June 30, 2006, there was $4.8 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of four years. The total fair value of options vested during the six months ended June 30, 2006 was zero.

Note 4. Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At June 30, 2006 and 2005, the Company excluded 1,813,437 and 2,596,788 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

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

WTP's baseline EBITDA was $979,656 for the twelve months ended December 31, 2004. Since their EBITDA was less than $1,000,000, as defined in the WTP Stock Purchase Agreement (the "WTP Agreement"), 3,838 shares held in escrow were returned to the Company which is an amount equal to the $20,344 baseline EBITDA shortfall divided by $5.30 which was the closing price the day prior to the closing. The balance of the shares placed into escrow were released to the former shareholder on September 23, 2005. For accounting purposes, the 15,407 shares of Common Stock released to the former shareholder out of escrow were valued at $57,006. This amount was added to the purchase price and goodwill.

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

The following table sets forth the components of the purchase price paid to date:

Cash paid                                     $  2,074,350
Deferred purchase consideration                    348,532
Common stock issued                                626,284
Transaction costs                                  272,792
                                              ------------
Total purchase price                          $  3,321,958
                                              ============

The following table provides the fair value of the acquired assets and liabilities assumed based upon WTP's March 1, 2005 balance sheet based on an independent valuation:

Current assets                                $  1,135,287
Property and equipment                              29,878
Intangible assets                                  330,000
Other assets                                           190
Liabilities assumed, current                      (352,249)
Liabilities assumed, non-current                   (18,753)
                                              ------------
Fair value of assets acquired                    1,124,353
                                              ============

Data Road

ZCS acquired Data Road in order to broaden its services and solutions portfolio, further its national expansion and add a substantial roster of blue-chip companies to its client base.

Founded in 2001, Data Road is a dedicated Oracle services company that specializes in managed services and remote hosting. Based in Jacksonville, Florida, Data Road provides managed services and consulting services throughout the United States.

The total consideration to be paid by ZCS to the Shareholders will be comprised of initial consideration, a purchase price adjustment based upon the level of Data Road's net working capital at closing, and future contingent consideration, as defined. An amount equal to 5% of the purchase price will be paid to two key employees of Data Road (the "Key Employees") which will be recorded as compensation expense as incurred.

The initial consideration consists of $375,000 in cash and 125,000 shares of the Company's Common Stock, of which 50,000 were placed into escrow in order to secure certain potential obligations of the Shareholders under the Agreement, as defined.

The post acquisition consolidated financial statements include the results of operations of Data Road from the acquisition date. The initial purchase price of $765,000 has been preliminarily allocated to Zanett's identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired of $709,000 recorded as goodwill, pending managements' valuation of the fair value of the net assets acquired as of the date of acquisition. Therefore, the purchase price allocation may be revised.

The following table sets forth the components of the purchase price paid to date:

Cash paid                                     $    375,000
Common stock issued                                390,000
                                              ------------
Total purchase price                          $    765,000
                                              ============

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Roads April 30, 2006 balance sheet.

Current assets                                $    882,389
Property and equipment                              93,693
Other assets                                        33,549
Liabilities assumed, current                      (953,893)
                                              ------------
Fair value of assets acquired                 $     55,738
                                              ============

The Shareholders are eligible to receive contingent consideration of up to $1,875,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The Shareholders and Key Employees are also eligible to receive contingent consideration of $375,000 for the six-month performance period beginning May 1, 2006 and ending October 1, 2006 based upon Data Road attaining specific earnings and revenue targets for that period.

In addition, for the six-month performance period and each of the annual performance periods, if Data Road exceeds performance targets specified in the Agreement, the Shareholders and Key Employees shall be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The Agreement provides that the aggregate contingent consideration payable to the Shareholders and Key Employees under the Agreement shall not exceed, in the aggregate, $10 million.

The Common Stock issued or issuable to the Shareholders and Key Employees pursuant to the Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions contemplated by the Agreement pursuant to a lock-up agreement with each of the Shareholders, subject to certain limited exceptions. In connection with the Agreement, the Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company has recorded all of the consideration at its fair value. For shares issued, the value will be based on the average closing price of the Common Stock for the three trading days immediately before and after April 24, 2006, which was the date the transaction was announced. Contingent consideration will be recorded by the Company when the achievement of the EBITDA and revenue targets is satisfied beyond a reasonable doubt.

Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Data Road and Whitbread had occurred on January 1 of each year presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                              Three months ended June 30,
                                              ---------------------------
                                                  2006           2005
                                              ------------   ------------
Proforma results:
Revenues                                      $ 11,887,310   $ 16,464,812
Net (loss)/income                             $   (248,469)  $    796,632
Loss per common share basic and diluted       $      (0.01)  $      (0.03)

                                               Six months ended June 30,
                                              ---------------------------
                                                  2006           2005
                                              ------------   ------------
Proforma results:
Revenues                                      $ 22,072,225   $ 16,464,812
Net (loss)/income                             $   (783,658)  $ (1,434,119)
Loss per common share basic and diluted       $      (0.03)  $      (0.05)

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at June 30, 2006 and December 31, 2005:

                                                    June 30, 2006                          December 31, 2005
                           Average     --------------------------------------   --------------------------------------
                          Remaining       Gross       Accumulated      Net          Gross      Accumulated      Net
                         Useful Life    Carrying     Amortization   Carrying      Carrying    Amortization   Carrying
                          (in years)      Value         Amount        Value         Value        Amount        Value
----------------------   -----------   -----------   ------------   ---------   -----------   ------------   ---------
Long-term Contracts         1.58       $   390,000   $   (247,000)  $ 143,000   $   390,000   $   (202,500)  $ 187,500

Customer Relationships      3.25           587,000       (222,024)    364,976       587,000       (171,852)    415,148

Non-compete Agreement       2.67            70,000        (19,092)     50,908        70,000         (9,546)     60,454

Trade Names                 2.83           208,000        (79,418)    128,582       208,000        (56,728)    151,272
                                       -----------   ------------   ---------   -----------   ------------   ---------
Total                                  $ 1,255,000   $   (567,634)  $ 687,466   $ 1,255,000   $   (440,626)  $ 814,374
                                       ===========   ============   =========   ===========   ============   =========

Amortization expense was $66,452 and $73,787 for the three months ended June 30, 2006 and 2005, respectively, and $132,901 and $140,847 for the six months ended June 30, 2006. Based on the Company's amortizable intangible assets as of June 30, 2006, the Company expects related amortization expense for the remainder of 2006 and the four succeeding fiscal years to approximate $133,000, $266,000, $183,000, $91,000 and $9,000.

Goodwill during the first six-months of 2006 for the Commercial Solutions segment was $12,780,347 and $4,029,398 for our Government Solutions segment. The additional $709,262 as compared to December 31, 2005 was a result of the Data Road acquisition, recorded on the Commercial Solutions Segment. Recorded goodwill is not amortized and no impairment losses have been recognized during the three and six months period ended June 30, 2006. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7. Related Party Transactions

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett's Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 23.5% of Zanett's outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. The Company also extended the maturity date on a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Also in March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes originally matured on January 2, 2007 but were extended in the same month to May 31, 2007 and bear interest at an annual rate of 15%, these notes require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty.

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

For the six months ended June 30, 2006, the Company had one customer that accounted for 12% of total revenue. For the six months ended June 30, 2005, the Company had one customer that accounted for 12% of total revenue.

At June 30, 2006, and December 31, 2005, the Company did not have a customer account that accounted for over 10% of accounts receivable.

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

Note 10. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company's outstanding debt at June 30, 2006 are as follows:

Notes Payable                                June 30, 2006   December 31, 2005
------------------------------------------   -------------   -----------------
Notes payable to principal shareholder,
   11% annual interest, quarterly interest
      payments, matures May 31, 2007         $   4,575,000   $       4,575,000
Note payable to financial institution,
   15% annual interest, quarterly interest
      payments, matures January 2, 2007          1,500,000           1,500,000
Notes payable to principal shareholder,
   15% annual interest, quarterly interest
      payments, matures May 31, 2007             1,500,000             500,000

Notes payable to financial institution             250,000                   -
                                             -------------   -----------------
Total notes payable                          $   7,825,000   $       6,575,000

      Less: Current Portion                      7,825,000           4,575,000
                                             =============   =================
Long-term portion of notes payable           $           -   $       2,000,000
                                             =============   =================

The Company made interest payments on the above mentioned notes during the quarter ended June 2006 and 2005 in the amounts of $83,875 and $182,063, respectively. For the six months ended June 30, 2006 and 2005, interest payments of $292,125 and $376,625 were paid.

Revolving Credit Facility

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expires in September 2006. Under the agreement, the bank provides a two year, secured, revolving credit facility in the initial amount of $5,000,000, which may be used by the Company to fund acquisitions and working capital requirements. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime plus 2% payable monthly in arrears. At June 30, 2006, the prime rate was 8.25%. The facility is secured by a first lien on all of the Company's assets. Availability is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. As of July 31, 2006, its most recent date of calculation, the Company had a borrowing base in excess of $5,000,000. The commitment fee of $50,000 is being amortized over the two year life of the arrangement. There were no warrants granted or other equity enhancement features issued in connection with this facility.

As of June 30, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. The Company entered into discussions with Fifth Third Bank and, in July 2006, Fifth Third Bank agreed to waive any event of default under the credit agreement relating to non-compliance as of June 30, 2006. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio, which is calculated quarterly.

The Company had outstanding borrowings under the revolving line of credit of $4,415,000 as of June 30, 2006 that are reflected as current liabilities on the balance sheet.

The Company made interest payments on the above mentioned credit facility during the quarter ending June 30, 2006 and 2005 in the amounts of $111,165 and $56,817, respectively. For the six month period ended June 30, 2006 and 2005, the company made payments of $222,150 and $82,328, respectively.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through June 30, 2006, the Company has issued $2,189,152 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company's outstanding notes payable as of June 30, 2006:

                                                                    Weighted
                                         Principal                   Average
                       Original Term       Amount     Percentage  Interest Rate
                       -------------  --------------  ----------  -------------
Renewable unsecured         3 months  $       34,590        1.58%          5.67%
   subordinated notes       6 months          46,461        2.12%          6.15%
                              1 year         350,556       16.01%          7.20%
                             2 years         493,575       22.55%          7.63%
                             3 years       1,025,920       46.86%          9.24%
                             4 years         126,000        5.76%          7.75%
                             5 years          30,000        1.37%          8.55%
                            10 years          82,050        3.75%          8.85%
                       -------------  --------------  ----------  -------------
Total                                 $    2,189,152      100.00%          8.32%
Less current portion
   of notes payable:                  $      744,637
                                      --------------
Long-term portion                     $    1,444,515
                                      ==============

The Company made interest payments on the above mentioned unsecured subordinated notes during the first six months ended June 30, 2006 and 2005 in the amounts of $68,607 and $0, respectively.

Note 11. Discontinued Operations

On March 7, 2006, the Company entered into a Stock Purchase Agreement, with its wholly-owned subsidiary Delta Communications Group, Inc. and Howard Norton, Delta's Chief Executive Officer. Pursuant to the terms of agreement, the Company exchanged the outstanding common stock of Delta for 64,789 shares of Zanett's Common Stock which were fair valued at $222,226 using the closing price of the Common Stock on February 28, 2006 and options to acquire 100,000 shares of Zanett's Common Stock which were fair valued at $154,360 by using Black-Scholes. The aforementioned shares of common stock and options represented Mr. Norton's entire equity interest in Zanett. While Delta retained all of its outstanding liabilities, under the agreement, the Company retained all of Delta's outstanding receivables as of February 28, 2006. The 64,789 shares of Common Stock were canceled by the Company on March 13, 2006.

Delta was part of the Company's Commercial Solutions segment prior to the sale. The Company accrued $10,000 in transaction cost for professional fees, associated with the sale of Delta and recorded a loss on sale of discontinued operations of $56,299 in the quarter ended March 31, 2006 and six months ended June 30,2006.

The following amounts relate to the operations of the Company's disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

                                                    Quarter ended June 30,
                                                     2006          2005
                                                  ----------   ------------
Revenue                                           $        -   $    900,502

Operating loss before income taxes                         -        (22,006)
Income tax benefit                                         -              -
                                                  ----------   ------------
Loss from discontinued operations, net of taxes   $        -   $    (22,006)
                                                  ==========   ============

                                                  Six months ended June 30,
                                                     2006         2005
                                                  ----------   ------------
Revenue                                           $  187,435   $  1,745,672

Operating loss before income taxes                   (69,098)      (102,809)
Income tax benefit                                         -              -
                                                  ----------   ------------
Loss from discontinued operations, net of taxes   $  (69,098)  $   (102,819)
                                                  ==========   ============

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

All of the Company's operations during the first six months of 2006 and 2005 were in the United States.

The column labeled "Corporate and Other" consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled "Corporate and other" are cash, property and equipment, income taxes receivable, deferred taxes, and other assets. The table below does not include the results of discontinued operations.

                                   Commercial     Government   Corporate and   Discontinued   Consolidated
                                    Solutions     Solutions         Other       Operations       Balance
                                   -----------   -----------   -------------   ------------   ------------
Quarter ended June 30, 2006:

Revenue                            $ 9,295,294   $ 2,101,927   $           -   $          -   $ 11,397,221
Depreciation and amortization      $    85,464   $    45,167   $      11,607   $          -   $    142,238
Operating income/(loss)            $   786,385   $   250,162   $    (776,948)  $          -   $    256,599
Interest expense, net              $  (127,464)  $   (56,250)  $    (273,134)  $          -   $   (456,848)
Other income, net                  $    10,569   $         -   $           -   $          -   $     10,569
Total assets                       $21,199,991   $ 5,863,060   $   2,554,591   $          -   $ 29,617,642

Quarter ended June 30, 2005:

Revenue                            $ 6,627,251   $ 2,304,863   $           -   $          -   $  8,932,114
Depreciation and amortization      $    57,309   $    47,512   $       9,389   $          -   $    114,210
Operating income/(loss)            $   118,656   $   350,773   $    (922,059)  $          -   $   (453,030)
Interest expense, net              $  (125,910)  $   (56,250)  $    (140,234)  $          -   $   (322,394)
Other income, net                  $     1,499   $         -   $      (2,500)  $          -   $      3,999
Total assets at December 31, 2005  $19,686,162   $ 5,952,964   $   2,227,663   $    834,051   $ 28,700,840

                                   Commercial     Government   Corporate and   Discontinued   Consolidated
                                    Solutions     Solutions        Other        Operations       Balance
                                   -----------   -----------   -------------   ------------   ------------
Six months ended June 30, 2006:

Revenue                            $17,639,810   $ 4,432,415   $           -   $          -   $ 22,072,225
Depreciation and amortization      $    66,452   $    90,618   $      23,218   $          -   $    280,288
Operating income/(loss)            $ 1,517,846   $   433,705   $  (1,678,801)  $          -   $    272,750
Interest expense, net              $  (253,275)  $  (112,500)  $    (543,971)  $          -   $   (909,746)
Other income, net                  $    16,736   $         -   $       1,000   $          -   $     17,736

Six months ended June 30, 2005:

Revenue                            $12,081,796   $ 4,383,016   $           -   $          -   $ 16,464,812
Depreciation and amortization      $   116,233   $    96,856   $      19,393   $          -   $    232,482
Operating income/(loss)            $   210,803   $   462,787   $  (1,624,407)  $          -   $   (950,817)
Interest expense, net              $  (251,622)  $  (112,500)  $    (172,096)  $          -   $   (536,218)
Other income, net                  $    18,044   $         -   $      (1,500)  $          -   $     16,544

Note 13. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued FIN 48, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

Item 2 - Management's Discussion and Analysis

This report contains certain forward-looking statements and information relating to Zanett, Inc. and its wholly-owned subsidiaries ("Zanett" or the "Company") that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

During the first six months of fiscal 2006, the Company made significant changes to its senior management. Effective February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective February 10, 2006, Jack M. Rapport, formerly the

Chief Financial Officer, was appointed President of our company and Kenneth DeRobertis was appointed Chief Financial Officer. In addition, Pierre-Georges Roy resigned from his position as Zanett's Chief Legal Officer effective June 30, 2006, and resigned from our company effective June 30, 2006. Mr. DeRobertis resigned from our company, effective upon the close of business on June 30, 2006. In July 2006, Dennis Harkins was appointed Chief Financial Officer.

A number of cost containment measures were also initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of our company in 2006. The Company anticipates that these cost savings measures will save the Company approximately $750,000 annually.

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

Three months ended June 30, 2006 versus three months ended June 30, 2005.

The following table summarizes and compares our operating performance for the three month periods ended June 30, 2006 and June 30, 2005.

                                          Quarter Ended June 30,      Increase/(Decrease)

                                           2006           2005            $            %
                                       ----------------------------------------------------
Revenues:
   Commercial                          $  9,295,294   $  6,627,251   $  2,668,043      40%
   Government                             2,101,928      2,304,863       (202,936)     (9%)
                                       ----------------------------------------------------
                                       $ 11,397,222   $  8,932,114   $  2,465,107      28%
Cost of Revenues:
   Commercial                          $  6,330,485   $  4,873,990   $  1,456,495      30%
   Government                             1,393,332      1,444,080        (50,748)     (4%)
                                       ----------------------------------------------------
                                       $  7,723,817   $  6,318,070   $  1,405,747      22%
Gross Margin                                   32.2%          29.3%                   2.9%

Selling and Marketing:
   Commercial                          $  1,156,121   $    796,618   $    359,503      45%
   Government                                43,759         54,828        (11,069)    (20%)
                                       ----------------------------------------------------
                                       $  1,199,880   $    851,446   $    348,434      41%

General and Administrative
   Commercial                          $  1,022,303   $    837,987   $    184,316      22%
   Government                               414,675        455,582        (40,907)     (1%)
                                       ----------------------------------------------------
                                       $  1,436,978   $  1,293,569   $   (143,409)     11%

Segment Operating income:
   Commercial                          $    786,385   $    118,656   $    667,729     563%
   Government                               250,162        350,373       (100,211)    (29%)
                                       ----------------------------------------------------
                                       $  1,036,547   $    469,029   $    567,518     121%

   Corporate Expense                   $    776,948   $    922,059   $   (145,111)    (16%)
                                       ----------------------------------------------------

Operating income/(loss) from
   continuing operations:              $    259,599   $   (453,030)  $    712,629     157%

   Interest Expense, Net               $   (456,848)  $   (345,448)       111,400     (32%)
   Other Income                              10,569         27,155        (16,586)    (61%)
   Income tax provision                      63,310         88,198        (24,887)    (28%)
                                       ----------------------------------------------------

Net loss from continuing
   operations after income taxes       $   (249,990)  $   (859,521)  $    609,529      71%
                                       ----------------------------------------------------

Net loss                               $   (249,990)  $   (881,527)  $    631,535     253%
                                       ====================================================

For the quarter ended June 30, 2006, our operating segments generated revenues of $11,397,221 as compared to $8,932,114 for the same quarter ended June 30, 2005, up 28% from last year. This increase in revenue of $2,465,107 was partially attributable to an additional $1.1 million of revenue contribution from the inclusion of Data Road for the months of May and June 2006, and approximately 24% to organic growth in our Commercial Solution Segment, partially offset by a decline in revenue of 9% in our Government Solutions Segment. Demand for PDI's advanced engineering and project management services declined as dollars for developmental projects on which PDI was working were diverted to the current war effort.

While revenues increased 28% over the quarter ended June 30, 2006, cost increased by 22% over the same period, resulting in an increase in gross margin from 29.3% to 32.2%.

In order to continue to increase revenues in the Commercial Solutions Segment we have continued to invest in our marketing efforts. This has resulted in an increase in selling and marketing expenses of 41%, from $851,446 to $1,199,880 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

General and administrative costs increased 11% for the three months ended June 30, 2006 as compared to June 30, 2005. Included in these three months is a charge for $127,442 related to employee stock option expense. There was no corresponding expense the prior year related to employee options.

Corporate expenses declined by $145,111 in the second quarter of 2006 as compared to the second quarter of 2005. Included in corporate expenses were $169,075 related to stock option expense. This reduction in expenses is a direct result of the program that was initiated in early 2006 to cut costs at the corporate level.

The growth in revenue resulted in operating income of $259,599 in the second quarter of 2006 versus an operating loss of $(453,030) in the second quarter of 2005, an increase of 157% from 2005.

Our borrowings were higher in the second quarter of 2006 than in the second quarter of 2005 as a result of the issuance of $1.5 million in additional promissory notes to a related party. Our net interest expense rose 32% from $345,448 in the second quarter of 2005 to $456,848 in the second quarter of 2006. (For more information regarding our Renewable Unsecured Subordinated Notes see Note 10, to the Condensed Consolidated Financial Statements included in this Form 10-Q).

In the second quarter we recorded an income tax provision related to our net loss in the amount of $63,310 versus $88,198 in the second quarter of 2005. This provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized.

As a result of the income and expenses noted above out net loss for the three months ended June 30, 2006 was $(249,990) versus a net loss of $(881,527) recorded for the second quarter of 2005.

While there can be no assurance that our results will continue to improve, we believe that the divestiture of Delta, the savings associated with consolidating the accounting and back office functions of our Commercial Solutions segment, the above mentioned cost containment efforts, particularly in the area of professional fees, continuing recovery in the commercial IT solutions sector, and the contribution from our Government Solutions segment will have a positive effect on our operating performance and earnings going forward.

Six months ended June 30, 2006 versus six months ended June 30, 2005

The following table summarizes and compares our operating performance for the six month periods ended June 30, 2006 and June 30, 2005.

                                          Six Months Ended June 30,         Increase/(Decrease)

                                             2006            2005              $                %
                                        ------------------------------------------------------------
Revenues:
   Commercial                           $ 17,639,810     $ 12,081,796     $  5,558,014          46%
   Government                              4,432,415        4,383,016           49,399           1%
                                        ------------------------------------------------------------
                                        $ 22,072,225     $ 16,464,812     $  5,607,413          34%

Cost of Revenues:
   Commercial                           $ 12,147,451     $  8,680,775     $  3,466,676          40%
   Government                              3,018,429        2,880,980          137,449           5%
                                        ------------------------------------------------------------
                                        $ 15,165,880     $ 11,561,755     $  3,604,125          31%

Gross Margin                                    31.3%            29.8%                         1.5%

Selling and Marketing:
   Commercial                           $  2,175,854     $  1,472,985     $    702,869          48%
   Government                                 51,016          109,416          (58,400)        (53%)
                                        ------------------------------------------------------------
                                        $  2,226,870     $  1,582,401     $    644,469          41%

General and Administrative
   Commercial                           $  1,798,659     $  1,717,233     $     81,426           5%
   Government                                929,266          929,833             (567)         (0%)
                                        ------------------------------------------------------------
                                        $  2,727,925     $  2,647,066     $     80,858           3%

Segment Operating income:
   Commercial                           $  1,517,846     $    210,803     $  1,307,044         620%
   Government                                433,705          462,787          (29,082)         (6%)
                                        ------------------------------------------------------------
                                        $  1,951,551     $    673,590     $  1,277,961         190%

   Corporate Expense                    $  1,678,801     $  1,624,407     $     54,394           3%
                                        ------------------------------------------------------------
Operating income/(loss) from
   continuing operations:               $    272,750     $   (950,817)    $  1,223,567         129%

   Interest Expense, Net                $   (911,682)    $   (582,136)         329,545         (57%)
   Other Income                               19,671           62,462          (42,791)        (69%)
   Income tax provision                       75,808          107,468          (31,660)        (29%)
                                        ------------------------------------------------------------

Net loss from continuing
   operations after income taxes        $   (695,069)    $ (1,577,959)    $    946,756          60%

Loss from discontinued operations,
   net of taxes                              (69,098)        (102,819)          33,721         (60%)

Loss on sale of discontinued
   operations                                (56,299)               -          (56,299)          -
                                        ------------------------------------------------------------
Net loss                                $   (820,466)    $ (1,680,778))   $    860,313         105%
                                        ============================================================

Our operating segments generated revenues of $22,072,225 for the six months ended June 30, 2006 versus revenues of $16,464,812 for the six months ended June 30, 2005, an increase of 34%. This increase was partly attributable to an additional $2.8 million contribution from the inclusion of Whitbread for the six months in 2006 as compared to only four months in the prior year, approximately 16% organic growth in our Commercial Solutions segment and approximately 1% organic growth in our Government Solutions segment. While revenues increased 34%, costs of revenues increased by 31% resulting in an increase in gross margin from 31.3% to 29.8%. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace, therefore we continued to step up our marketing efforts in the Commercial Solutions segment. As a result, selling and marketing expenses increased 41%, from $1,582,401 for the six months ended June 30, 2005 to $2,226,870 for the first six months of 2006.

General and administrative costs, excluding corporate expenses, increased 3% in the first six months of 2006 compared to the first six months of 2005. Included in the first six months of 2006 is a charge for $250,450 related to employee stock option expense. There was no corresponding expense for the prior year period related to employee options.

Corporate expense increased by $54,394 in the first six months of 2006 compared to the first six months of 2005 due to a charge in the amount of $331,163 related to employee stock option expense. Excluding the stock option charge, certain corporate expenses were lower due to the cost containment program that we put into place at the beginning of the 2006 fiscal year. The growth in our revenue by our two operating segments resulted in operating income of $272,750 in the first six months of 2006 versus an operating loss of $(950,817) in the first six months of 2005.

Our borrowings were higher in 2006 than in the first six months of 2005 as a result of the issuance of $1.5 million in additional promissory notes to a related party, the full utilization of our revolving line of credit, and the issuance of our Renewable Unsecured Subordinated Notes. Our net interest expense rose 57%, from $582,136 in the first six months of 2005 to $911,681 in the first six months of 2006. (For more information regarding our borrowings see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

In the first six months of 2006 we recorded an income tax provision related to half our net loss in the amount of $75,808 versus $107,468 in the first six months of 2005. The provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized. As a result of the income and expense results noted above, our net loss from continuing operations for the first six months of 2006 was $(695,069) versus a net loss of $(1,577,959) recorded for the first six months of 2005.

Our net loss was further impacted by the losses incurred by Delta through the date of its sale on March 7, 2006, and a $(56,299) loss we incurred on its sale. The net effect of these additional charges to earnings resulted in a net loss for the six months of $(820,466).

Commercial Solutions

Our Commercial Solutions Segment generated revenues of $17,639,810 in the six months ended June 30, 2006, an increase of 46% over the $12,081,796 of revenues generated in the first half of 2005. This increase was partly attributable to an additional $2.8 million contribution from the inclusion of Whitbread for the full six months in 2006 as compared to four months in the prior year and higher utilization and billing rates due to an increase in demand for our services. Additionally, in the first six months of 2006, we realized $1.1 million in revenue from the contribution of the Data Road acquisition. The remaining 15% organic growth is a direct result of our increased marketing effort in this Segment.

While revenue increased 53%, costs of revenues increased 40% from the comparable prior year period primarily due to the inclusion of Whitbread for the full year in 2006 as compared to four months in the prior year and the additional expense of Data Road.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we continued to step up our marketing activities. These activities resulted in a 48% increase in our selling and marketing expense to $2,175,854 for the six months ended June 30, 2006, as compared with $1,472,985 during the six months ended June 30, 2005. This increase in costs is related to the addition of two additional salespeople and expenses in connection with trade shows and conferences.

General and administrative expenses for the first half of 2006 were $1,798,659 as compared with $1,717,223 in the first half of 2006, representing an increase of $81,426, or 5%. Included in these expenses in the six months ended June 30, 2006 were $146,204 related to employee stock option expense. There was no corresponding expense for the prior year period related to employee options.

Operating income in our Commercial Solutions segment in the first half of 2006 was $1,517,846, up 620% from $210,803 in the comparable prior year period.

Government Solutions

Our Government Solutions segment generated revenues of $4,432,415 in the first half ended June 30, 2006, an increase of 1% over the $4,383,016 generated in the first six months of 2005. Demand for PDI's advanced engineering and project management services declined as dollars for developmental projects on which PDI was working were diverted to the current war effort.

Costs of revenues, principally compensation costs for professional staff, increased 5% to $3,018,429 during the six months ended June 30, 2006 versus $2,880,980 in the six months ended June 30, 2005. As a result of the above, gross margins for the Government Solutions segment increased from 29.8% in the first half of 2005 to 31.3% in the first half of 2006.

Selling and marketing expenses decreased 53% to $51,016 in the six months ended June 30, 2006 from $109,416 during the six months ended June 30, 2005 due to the departure of a sales executive.

General and administrative expenses for the six months ended June 30, 2006 were $929,266 as compared with $929,837 in the comparable prior year period. Included in these expenses in the six months ended June 30, 2006, was $104,246 related to employee stock option expense. There was no corresponding expense for the prior year period related to employee options.

Operating income in the Government Solutions segment for the six months ended June 30, 2006 was $433,705, down 6% from $462,787 for the six months ended June 30, 2005.

Corporate

Corporate general and administrative expenses for the six months ended June 30, 2006 were $1,678,801 versus $1,624,407 in the six months ended June 30, 2005. The $54,394 increase was due to a charge in the amount of $331,163 related to employee stock option expense. Excluding the stock option charge certain corporate expenses were significantly lower due to the cost containment program that we put into place at the beginning of the 2006 fiscal year including reductions in corporate headcount, with resultant decreases in payroll expense, stock based compensation for consultants and public and institutional relations.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income from continuing operations of $272,750 for the six months ended June 30, 2006 compared to an operating loss of $(950,816) for the comparable period last year. This 129% increase in operating income for the period was largely due to the increase in sales.

Net interest expense increased $329,545, or 129%, to $911,681 in the six months ended June 30, 2006 from $582,136 in the six months ended June 30, 2005. The increase was principally attributable to an additional $1.5 million in promissory notes that were issued to a related party, short-term working capital borrowings, and the issuance of our Renewable Unsecured Subordinated Notes.

Other income decreased to $19,671 for the six months ended June 30, 2006 versus $62,462 for the six months ended June 30, 2005. In the first six months of 2006, we recorded an income tax provision of $75,808 versus a provision of $107,468 in the same six months last year.

Loss from the discontinued operations of Delta net of tax was $(69,098) for the six months ended June 30, 2006 and $(102,819) for the six months ended June 30, 2005. In addition, we recorded a $(56,299) loss on the sale of Delta in the six months ended June 30, 2006. There was no such charge in the first quarter of 2005. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

As a result of the above, for the six months ended June 30, 2006, we reported a net loss of $(820,466) compared to a net loss of $(1,680,778) for the six months ended June 30, 2005.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Shared Based Payment," (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company uses the Black-Scholes option pricing model and certain assumptions to estimate the fair value of the options. The Company estimates the expected life based on historical exercise behavior of employees and the expected volatility based on the historical volatility over the term of the expected life.

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, during the first six months of 2006. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At June 30, 2006 we had cash and cash equivalents of $322,931, representing a 60% decrease of $224,482 from the December 31, 2005 year-end balance of $588,259. This decrease was a result of our operating performance in the first six months of 2006, an increase in unbilled revenue and cash paid as contingent consideration related to acquisitions which reduced our cash resources. This has compelled us to explore other sources of capital, including equity capital, to provide working capital and to fund future acquisitions. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail some operations.

Cash provided by operating activities was $299,991 for the six months ended June 30, 2006 compared to cash flows used in operating activities of $2,416,797 for the same period last year. This was primarily due to the net loss for the period ended June 30, 2005 of $(1,680,778) as compared to a net loss of $(820,466) for the period ended June 30, 2006, and an increase in unbilled revenue.

Cash used in investing activities was $887,462 for the six months ended June 30, 2006 compared to a cash outflow of $2,379,172 for the corresponding period in 2005. The 2006 outflow primarily reflects contingent purchase consideration payments of $344,001 and $375,000 cash paid for the Data Road acquisition.

Cash provided by financing activities for the six months ended June 30, 2006 were $322,142 versus $3,498,659 for the same period in 2005. In the first six months of 2006, we issued $1,000,000 in promissory notes to a related party.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At June 30, 2006 the balance on this loan was $4,415,000.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2007 and requires quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2007 and requires quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

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

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of June 30, 2006, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at June 30, 2006. The table should be read together with the notes to the Consolidated Financial Statements.

                                    Due in less     Due in one     Due after
  Obligation                       than one year   to five years   five years
  ----------                       -------------   -------------   ----------
Contingent consideration for
  acquisition of PDI (1)           $     400,000   $     713,000   $        -
Contingent consideration for
  acquisition of WTP (2)           $     476,000   $   1,309,674   $        -
Notes payable to related party (3) $   6,075,000   $           -   $        -
Notes Payable to third parties (4) $   1,500,000   $           -   $        -
Bank line of credit (5)            $   4,415,000   $           -   $        -
Non-cancelable office lease (6)    $     521,153   $   2,958,824   $        -
Additional consideration for
  Acquisition of ICC (7)           $     800,000   $     400,000   $        -
                                   -------------   -------------   ----------
                                   $  14,187,153   $   5,381,498   $        -
                                   =============   =============   ==========

(1) Contingent consideration payable to the former PDI shareholders as part of the Company's acquisition of PDI effective January 31, 2003. The maximum aggregate contingent consideration of $1,200,000 in cash and approximately $2,000,000 in Common Stock is payable in equal installments over the next three years subject to PDI's achievement of certain financial performance targets for each of the fiscal years ended January 2005 and 2006. We paid the first and second cash payment in full.

(2) Contingent consideration payable to the former Delta shareholders as part of the Company's acquisition of WTP effective March 1, 2005. The maximum aggregate contingent consideration of $849,023 in cash and approximately $1,365,000 in Common Stock is payable in equal installments over the next four years subject to WTP's achievement of certain financial performance targets for each of the fiscal years ended March 2006, through March 2009.

(3) Notes payable to a principal shareholder of the Company totaling $6,075,000 that mature on May 31, 2007.

(4) Note payable to a third party in the amount of $1,500,000 that matures on January 2, 2007.

(5) The credit accommodation that was established in 2004 with Fifth Third Bank has an outstanding balance of $4,415,000 at June 30, 2006.

(6) ICC and PDI lease their main offices under non-cancelable operating leases that expire on June 30, 2009 and August 31, 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At December 31, 2004, the future minimum lease payments under these leases were $2,233,206.

(7) Additional consideration for ICC comprising of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The seller is also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

During the first six months of 2006, we experienced the following changes in our financial commitments:

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

- As of June 30, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly.

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

In July 2006, the FASB issued FIN 48, this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2006, the Company had borrowings of $4,415,000 million under the revolving credit facility with Fifth Third Bank. The effect of a 1/4% increase or decrease in interest rates would not have a material effect on the Company's results from operations.

Item 4 - Controls and Procedures

The Company's Chief Executive Officer, Claudio Guazzoni, and the Company's Chief Financial Officer, Dennis Harkins, have evaluated the Company's internal controls over financial reporting and disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls include controls to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, Messrs. Guazzoni and DeRobertis have concluded that the Company's disclosure controls and procedures are not effective because of the material weakness in internal control over financial reporting described below. Management views internal control over financial reporting as an integral component of the Company's disclosure controls and procedures.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 28, 2006, at the Company's offices at 635 Madison Avenue, New York, New York, 10022. The following two matters were submitted to a vote of the Company's shareholders:

      1.    The election to the Board of Directors of William H. Church, Claudio
            M. Guazzoni, L. Scott Perry, R. Evans Hineman, Leonard Goldstein and General Jay W. Kelley; and,

      2. The ratification of the appointment of the Company's independent auditors, Amper, Politziner & Mattia, P.C., replacing Deloitte & Touche LLP.

Shareholders' votes were received in person at the meeting and by proxy. Both proposals were approved by the shareholders. Of the 25,515,856 shares of record for the meeting, 28,714,646 shares were voted. The table below presents the results of the voting for each matter.

                            Votes For    Votes Against   Abstentions   Unvoted
                            ---------    -------------   -----------   -------
Election of Directors:
     William H. Church      25,504,517        11,339            -         -
     Claudio M. Guazzoni    24,294,290     1,221,556            -         -
     L. Scott Perry         25,504,267        11,589            -         -
     R. Evans Hineman       25,506,773         9,083            -         -
     Leonard Goldstein      25,506,523         9,333            -         -
     General Jay W.Kelley   25,504,773        11,083            -         -

Independent Auditors:       24,307,154     1,205,302        3,400         -

Item 5 - Other Information

None

Item 6 - Exhibits.

3.1(1)  Certificate of Incorporation
3.2(1)  Bylaws
4.1(2) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
10.1(3) Stock Purchase Agreement by and among Data Road, Inc., Zanett Commercial
        Solutions, Inc., Zanett Inc., Jeffery Francis and John Vaughan, dated as of April 19, 2006.
31.1(4) Certification of the Chief Executive Officer pursuant to Rule 13a-
        14(a)/15d-14(a)

31.2(4) Certification of the Chief Financial Officer pursuant to Rule 13a-
        14(a)/15d-14(a)
32.1(5) Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
        2002
32.2(5) Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
        2002

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(2) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed April 24, 2006.
(4)   Filed herewith.
(5)   Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.

 Dated: August 14, 2006               /s/ Claudio M. Guazzoni
                               ---------------------------------------------
                                 Claudio M. Guazzoni, Chief Executive Officer
                                 (Principal Executive Officer)

 Dated: August 14, 2006               /s/ Dennis Harkins
                               ----------------------------------------------
                               Dennis Harkins, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)