Form 10-Q
period 2006-09-30
ZANETT INC
filed 2006-11-14
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

1-32589

(Commission File No.)

ZANETT, INC.

(Exact Name of Registrant as specified in its charter)

Delaware	56-4389547

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

635 Madison Avenue, 15th Floor, New York, NY 10022

(Address of principal executive offices)

(646) 502-1800

(Registrant’s telephone number, including area code)

Indicate by check maker whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐     No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

CLASS	Outstanding at November 10, 2006

Common stock $.001 Par Value	28,714,804

Part I	–	FINANCIAL INFORMATION

Item 1	–	Financial Statements

Zanett, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$283,052	$547,413
Accounts receivable net of allowance for doubtful accounts of $189,488 and $291,516, respectively	6,294,150	7,672,153
Income tax receivable	—	84,557
Unbilled revenue	1,398,366	498,448
Prepaid expenses and other current assets	1,630,605	1,359,687
Assets held for sale	—	834,051

Total current assets	9,606,173	10,996,309

Property and equipment, net	929,450	667,287
Goodwill	16,998,882	16,100,483
Intangibles and long lived assets, net	639,003	814,374
Other assets	110,229	122,387

Total assets	$28,283,737	$28,700,840

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$3,776,000	$5,000,000
Notes payable	7,575,000	4,575,000
Short-term renewable unsecured subordinated debt	716,825	697,223
Accounts payable	1,277,049	1,386,213
Accrued expenses	3,330,737	2,683,735
Other current liabilities	456,735	1,353,223
Customer advances	757,866	3,600
Deferred revenue	260,335	187,827
Deferred income taxes	—	118,083
Income tax payable	121,106
Capital lease obligations-current	13,431	29,940
Liabilities held for sale	—	623,131

Total current liabilities	18,285,084	16,657,975

Notes payable	—	2,000,000
Long-term renewable unsecured subordinated debt, net of current	1,430,016	1,757,591
Other non-current liabilities	1,120,881	1,089,387
Capital lease obligations, net of current	20,263	30,006
Deferred rent expense	106,267	106,267
Deferred income taxes	185,611	206,001

Total liabilities	21,148,122	21,847,227

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,714,802 and 28,529,395 shares issued and outstanding, respectively	28,715	28,529
Additional paid-in capital	28,315,366	26,903,345
Treasury stock, at cost; 59,658 shares	(179,015)	(179,015)
Accumulated deficit	(21,029,451)	(19,899,246)

Total stockholders’ equity	7,135,615	6,853,613

Total liabilities and stockholders’ equity	$28,283,737	$28,700,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:	$11,226,070	$9,182,752	$33,298,295	$25,647,564

Operating expenses:
Costs of revenues	7,682,037	6,596,728	22,847,917	18,158,483
Selling and marketing	1,195,702	899,094	3,422,572	2,481,495
General and administrative (including non-cash compensation and consulting expense of $280,836, $220,424, $1,003,174 and $656,274)	2,121,702	1,926,875	6,528,427	6,198,347

Total operating expenses	10,999,441	9,422,697	32,798,916	26,838,325

Operating income/(loss)	226,629	(239,945)	499,379	(1,190,761)

Other expense:
Interest income	268	26,387	2,203	72,305
Interest expense	(490,340)	(349,015)	(1,402,022)	(931,152)
Other, net	850	1,000	18,586	17,544

Total other expense	(489,222)	(321,628)	(1,381,233)	(841,303)

Loss from continuing operations before income taxes	(262,593)	(561,573)	(881,854)	(2,032,064)

Income tax provision	47,159	3,465	122,967	110,933

Loss from continuing operations after taxes	(309,752)	(565,038)	(1,004,821)	(2,142,997)

Loss from discontinued operations, net of taxes	—	(38,206)	(69,098)	(141,027)

Loss on sale of discontinued operations	—	—	(56,299)	—

Net loss	$(309,752)	$(603,244)	$(1,130,218)	$(2,284,024)

Basic and Diluted loss per share:

Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share to common shareholders (basic and diluted)	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Weighted average shares outstanding – basic and diluted	28,758,424	29,078,704	29,131,996	29,001,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,130,218)	$(2,284,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	401,617	427,402
Stock based compensation and services	1,003,174	656,274
Accretion of interest on deferred consideration	36,080	—
Deferred income taxes	(54,309)	—
Deferred rent expense	—	105,367
Non-cash interest expense related to acquisitions	—	46,150
Changes in (net of acquisition):
Accounts receivable	1,378,003	(1,955,610)
Unbilled revenue	(899,918)	(394,947)
Interest income on notes receivable for stock subscriptions	—	(61,788)
Prepaid expenses and other current assets	(178,995)	(303,480)
Other assets	12,158	19,935
Accrued expenses	549,959	415,374
Accounts payable	(346,987)	(34,220)
Other current liabilities	(160,922)	(144,796)
Customer Advances	754,266	—
Income taxes payable	121,106	(119,067)
Deferred revenue	72,508	118,512

Net cash (used in)/provided by operating activities	1,557,522	(3,508,912)

Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(375,000)	(2,717,160)
Cash paid as contingent consideration related to acquisitions	(344,001)	(458,664)
Additions to property and equipment	(489,414)	(273,958)

Cash flows (used in)/provided by investing activities	(1,208,415)	(3,449,782)

Cash flows used in financing activities:
Issuance of notes payable to related party	1,000,000	—
Payments for debt issuance costs	(96,089)	(420,862)
Repayment of short term borrowings	(1,224,000)	—
Redemptions of unsecured notes	(307,973)	(274,500)
Proceeds from short term borrowings	—	2,427,540
Proceeds from issuance of unsecured notes	—	3,600,000
Purchase of treasury stock	—	(64,907)
Capital lease payments	(26,252)	(13,216)

Cash flows (used in)/provided by financing activities	(654,314)	5,254,055

Net decrease in cash and cash equivalents	(305,207)	(1,704,639)
Cash and cash equivalents, beginning of period	588,259	1,877,040

Cash and cash equivalents, end of period	$283,052	$172,401

Supplemental cash flow information:
State Income taxes paid	$41,334	$96,952

Interest paid	$1,225,645	$839,579

Non-cash financing activity:
Shares issued for contingent consideration	$395,618	$398,907

Shares issued for acquisition	$390,000	$626,284

Reconciliation of cash at beginning of period:
Cash	$547,413
Cash held for sale	40,846

Total	$588,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 which are contained in the Company’s Annual Report on Form 10-KSB, as amended. As a result of sales exceeding the threshold of a small business filer, effective first quarter 2006, the Company no longer qualified to be a small business filer. The results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2006.

Going Concern Basis

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. During the nine months ended September 30, 2006, the Company incurred a net loss of $1,130,218. As of September 30, 2006, the Company had a working capital deficit of $8.7 million and had an outstanding balance under its $5,000,000 bank line of credit of $3,776,000. Additionally, as of September 30, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our revolving credit facility with Fifth Third Bank was scheduled to mature on September 1, 2006. We extended the maturity date of the facility until November 30, 2006. We have accepted a proposal from LaSalle Bank N.A. for a $10 million, three-year revolving credit facility, which is dependent on completion of due diligence and credit approval processes of LaSalle Bank N.A. If LaSalle Bank N.A.’s due diligence and credit approval processes are not completed by November 30, 2006, we may seek a further extension from Fifth Third Bank, or utilize a stand-by credit facility to which we have agreed with Bruno Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 31.2% of our outstanding Common Stock. The term of the arrangement is two years and the interest rate on the letter of credit is Prime plus 2%. The maturity of each draw against the letter of credit is set at the time of the draw and will be between one month and the remaining maturity of the arrangement. We are not obligated to utilize this stand-by credit facility.

A number of cost containment measures were initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of the Company in 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet such commitments. In March 2006, the Company issued two promissory notes in the amount of $500,000 each to a significant shareholder of the Company, one of which matures on May 31, 2007 and the other of which had an original maturity date of January 2, 2007, which was extended in the same month to May 31, 2007 (See Note 7). In addition, the maturity dates on the other promissory notes in the aggregate amount of $5,075,000 issued to the same shareholder were extended to May 31, 2007. The Company is exploring alternatives for additional sources of capital and has accepted a proposal from LaSalle Bank N.A. for a $10 million credit facility, subject to LaSalle’s credit approval and due diligence processes.

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

Note 2. Organization and Business

Zanett Inc., and subsidiaries (the “Company”), is an information technology (“IT”) company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company’s overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company’s operations are divided into two business segments: Commercial Solutions and Government Solutions. The Commercial Solutions segment consists of its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Needham, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, as of March 1, 2005, of the Company Whitbread Technology Partners, Inc. (“WTP”), based in Stoneham, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another wholly-owned subsidiary of the Company, Zanett Commercial Solutions, Inc. (“ZCS”). On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road, Inc. (“Data Road”) from Messrs. Jeffery Francis and John Vaughan, the shareholders of Data Road.

The Commercial Solutions segment provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management (“SCM”) and customer relationship management (“CRM”) systems.

The Company’s Government Solutions segment consists of its wholly-owned subsidiary Paragon Dynamics, Inc. (“PDI”), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” The Company considers revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time.

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

Amounts received prior to the performance of services under customer contracts or the shipment of hardware are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

On March 7, 2006, the Company entered into a Stock Purchase Agreement, (the “Agreement”), dated as of February 28, 2006, with its wholly-owned subsidiary Delta Communications Group, Inc. (“Delta”) and Howard Norton, Delta’s Chief Executive Officer. Pursuant to the terms of Agreement, the Company exchanged the outstanding common stock of Delta for Mr. Norton’s equity holdings in the Company (See Note 11). Delta is reflected as a discontinued operation as of December 31, 2005 because the decision was reached in the fourth quarter of 2005 to exit the IT hardware business that is Delta’s principal business activity.

Note 3. Share Based Payments

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Shared-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense for employee related stock options of $233,161 and $814,774 respectively. Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for stock options whose exercise price equaled or exceeded the fair value of the Company’s common stock at the date of the grant. Under the intrinsic value method compensation expense was recognized for the difference between the exercise price of the option and the fair value of the Company’s common stock, when the exercise price was less than fair value at the date of grant. Had the Company adopted SFAS No. 123R during the three and nine months ended September 30, 2005, the impact would have been as follows:

Three months ended September 30,

2005

Net loss, as reported	$(603,244)
Add back: Stock-based compensation expense for employees included in reported net loss	72,800
Deduct: Stock based compensation expense determined under the fair value based method for all awards to employees	(430,139)

Pro forma net loss after giving effect to SFAS 123	$(960,583)

Loss per common share:
As reported - Basic and diluted	$(0.02)
Pro forma - Basic and diluted	$(0.03)

Nine months ended September 30,

2005

Net loss, as reported	$(2,284,024)
Add back: Stock based compensation expense for employees included in reported net loss	344,179
Deduct: Stock based compensation expense determined under the fair value based method for all awards to employees	(1,443,584)

Pro forma net loss after giving effect to SFAS 123	$(3,383,429)

Loss per common share:
As reported - Basic and diluted	$(0.08)
Pro forma - Basic and diluted	$(0.12)

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using an expected life of four years, volatility of 48% to 76%, and a risk-free rate of 3.27% to 4.53%.

The fair value of the Company’s stock-based awards issued to employees in the nine months ended September 30th of 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55% to 89%, and a risk-free rate of 4.62%.

The Company’s Stock Option Plan is designed to provide incentives that will attract and retain individuals’ key to the success of the Company through direct or indirect ownership of the Company’s common stock. The plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by a committee appointed by the Board of Directors of the Company. Under the plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of granted vesting share based payments is on a straight line basis over the requisite service period for the entire award.

A summary of the status of the Company’s stock option plan as of September 30, 2006 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	7,158,409	$2.75
Granted	397,000	$2.57
Exercised	—	—
Forfeited	(1,823,260)	3.31

Outstanding at September 30, 2006	5,732,149	$2.57	7.19	$129,602

Exercisable at September 30, 2006	3,512,101	$2.72	6.69	$129,602

The weighted average grant-date fair value of options granted during the first nine months ended September 30, 2006 and 2005 were $2.57 and $3.64, respectively.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value

Non-vested at December 31, 2005	3,497,454	$2.99
Granted	397,000	$2.57
Vested	(572,455)
Forfeited	(1,095,950)	$2.98

Non-vested at September 30, 2006	2,226,049

At September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of four years. The total fair value of options vested during the nine months ended September 30, 2006 was zero.

Note 4. Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At September 30, 2006 and 2005, the Company excluded 1,813,437 and 2,110,164 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

Note 5. Acquisitions

Whitbread Technology Partners, Inc.

On March 1, 2005 the Company acquired Whitbread Technology Partners, Inc. The total consideration to be paid by the Company to the former owner will be comprised of initial consideration, a purchase price adjustment based on the level of WTP’s net working capital at closing, future contingent consideration and a final consideration payment.

The Company acquired WTP in order to strengthen our existing enterprise resource planning (ERP) capabilities in our Commercial Solution segment. Beginning March 1, 2005, WTP’s results of operations were included in the Company’s consolidated statement of operations.

The initial consideration consisted of $1,632,000 in cash and 128,302 shares of the Company’s common stock (“Common Stock”), of which 19,245 were issued into escrow subject to the determination of the December 31, 2004 baseline earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Common Stock issued (excluding the shares placed into escrow) was valued at $569,278 based on the average closing price of the Common Stock for the three trading days immediately preceding the closing based on the fact that the acquisition was announced after the date of closing. The initial consideration was increased by $442,350 which represented the amount that the net working capital at closing was greater than the benchmark level of working capital to have been provided by WTP of $350,000 as of March 1, 2005.

WTP’s baseline EBITDA was $979,656 for the twelve months ended December 31, 2004. Since their EBITDA was less than $1,000,000, as defined in the WTP Stock Purchase Agreement (the “WTP Agreement”), 3,838 shares held in escrow were returned to the Company which is an amount equal to the $20,344 baseline EBITDA shortfall divided by $5.30 which was the closing price the day prior to the closing. The balance of the shares placed into escrow were released to the former owner of WTP on September 23, 2005. For accounting purposes, the 15,407 shares of Common Stock released to the former owner of WTP out of escrow were valued at $57,006. This amount was added to the purchase price and goodwill.

The former owner of WTP is eligible to receive contingent consideration in each of the three successive annual performance periods commencing April 1, 2005 based upon WTP attaining specified earnings and revenue targets in each period for the annual period commencing April 1, 2005 there has been no payment made. The contingent consideration in each period consists of a payment of $238,000 in cash and the issuance of a number of shares of Common Stock determined by dividing $238,000 by the average closing price of Common Stock for the 15 trading days immediately preceding the last day of the applicable annual performance period. For accounting purposes, the value of the Common Stock issued as contingent consideration for the performance periods will be determined based on the closing price of the Common Stock upon the resolution of the contingencies.

The annual contingent consideration will be paid to the former owner only if WTP’s EBITDA and revenue equal or exceed certain thresholds specified in the WTP Agreement. Pursuant to the WTP Agreement, the total contingent cash payments and contingent stock payments payable to the former owner for all annual performance periods shall not exceed $1,428,000 in the aggregate.

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

The following table sets forth the components of the purchase price paid to date:

Cash paid	$2,074,350
Deferred purchase consideration	538,669
Common stock issued	626,284
Transaction costs	272,792

Total purchase price	$3,512,095

The following table provides the fair value of the acquired assets and liabilities assumed based upon WTP’s March 1, 2005 balance sheet based on an independent valuation:

Current assets	$1,135,287
Property and equipment	29,878
Intangible assets	330,000
Other assets	190
Liabilities assumed, current	(352,249)
Liabilities assumed, non-current	(18,753)

Fair value of assets acquired	1,124,353

Data Road

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road from Messrs. Jeffery Francis and John Vaughan, the shareholders of Data Road (the “Shareholders”). ZCS acquired Data Road in order to broaden its services and solutions portfolio, further its national expansion and add a substantial roster of blue-chip companies to its client base.

Founded in 2001, Data Road is a dedicated Oracle services company that specializes in managed services and remote hosting. Based in Jacksonville, Florida, Data Road provides managed services and consulting services throughout the United States.

The total consideration to be paid by ZCS to the Shareholders was comprised of initial consideration, a purchase price adjustment based upon the level of

Data Road’s net working capital at closing, and future contingent consideration, as defined in the purchase agreement. An amount equal to 5% of the purchase price was paid to two key employees of Data Road (the “Key Employees”) and was recorded as compensation expense as incurred.

The initial consideration consisted of $375,000 in cash and 125,000 shares of the Company’s Common Stock, of which 50,000 were placed into escrow in order to secure certain potential obligations of the Shareholders under the Agreement, as defined in the purchase agreement.

The post acquisition consolidated financial statements include the results of operations of Data Road from the May 1, 2006 acquisition date. The initial purchase price of $765,000 has been preliminarily allocated to Zanett’s identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired of $709,000 recorded as goodwill, pending managements’ valuation of the fair value of the net assets acquired as of the date of acquisition. Therefore, the purchase price allocation may be revised.

The following table sets forth the components of the purchase price paid to date:

Cash paid	$375,000

Common stock issued	390,000

Total purchase price	$765,000

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Roads April 30, 2006 balance sheet.

Current assets	$882,389

Property and equipment	93,693

Other assets	33,549

Liabilities assumed, current	(953,893)

Fair value of assets acquired	$55,738

The Shareholders are eligible to receive contingent consideration of up to $1,875,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The Shareholders and Key Employees are also eligible to receive contingent consideration of $375,000 for the six-month performance period beginning May 1, 2006 and ending October 31, 2006 based upon Data Road attaining specific earnings and revenue targets for that period.

In addition, for the six-month performance period and each of the annual performance periods specified in the preceding paragraph, if Data Road exceeds performance targets specified in the purchase agreement, the Shareholders and Key Employees shall be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the purchase agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The purchase agreement provides that the aggregate contingent consideration payable to the Shareholders and Key Employees under the purchase agreement shall not exceed, in the aggregate, $10 million.

The Common Stock issued or issuable to the Shareholders and Key Employees pursuant to the purchase agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions contemplated by the purchase agreement pursuant to a lock-up agreement with each of the Shareholders, subject to certain limited exceptions. In connection with the Agreement, the Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company has recorded all of the consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days immediately before and after April 24, 2006, which was the date the transaction was announced. Contingent consideration will be recorded by the Company when the achievement of the EBITDA and revenue targets is satisfied beyond a reasonable doubt.

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

	Three months ended September 30,

	2006 (unaudited)	2005 (unaudited)

Proforma results:
Revenues	$11,226,070	$10,292,033
Net loss	$(309,752)	$(549,827)
Loss per common share basic and diluted	$(0.01)	$(0.02)

	Nine months ended September 30,

	2006 (unaudited)	2005 (unaudited)

Proforma results:
Revenues	$35,334,314	$16,464,812
Net loss	$(1,130,218)	$(1,983,946)
Loss per common share basic and diluted	$(0.04)	$(0.07)

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at September 30, 2006 and December 31, 2005:

	Average Remaining Useful Life (in years)	September 30, 2006			December 31, 2005

		Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value

Long-term Contracts	.6	$390,000	$(270,000)	$120,000	$390,000	$(202,500)	$187,500

Customer Relationships	3.0	587,000	(231,369)	355,631	587,000	(171,852)	415,148

Non-compete Agreement	2.4	70,000	(23,865)	46,135	70,000	(9,546)	60,454

Trade Names	2.4	208,000	(90,763)	117,237	208,000	(56,728)	151,272

Total		$1,255,000	$(615,997)	$639,003	$1,255,000	$(440,626)	$814,374

Amortization expense was $48,363 and $81,746 for the three months ended September 30, 2006 and 2005, respectively, and $175,371 and $222,593 for the nine months ended September 30, 2006. Based on the Company’s amortizable intangible assets as of September 30, 2006, the Company expects related amortization expense for the remainder of 2006 and the four succeeding fiscal years to approximate $59,000, $237,000, $155,000, $101,000 and $83,000.

Goodwill during the first nine-months of 2006 for the Commercial Solutions segment was $12,969,484 and $4,029,398 for our Government Solutions segment. The additional $898,399 as compared to December 31, 2005 was a result of the Data Road acquisition and additional activity on the Whitbread acquisition, recorded on the Commercial Solutions Segment. Recorded goodwill is not amortized and no impairment losses have been recognized during the three and nine months period ended September 30, 2006. The Company performs its annual testing for impairment of goodwill as of December 1, after its annual forecasting process is completed.

Note 7. Related Party Transactions

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 31.2% of Zanett’s outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. The Company also extended the maturity date on a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments at the rate of fifteen percent (15%) per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. One of these notes matures on May 31, 2007 and the other had an original maturity date of January 2, 2007 which was extended in the same month to May 31, 2007. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty.

On October 14, 2006, the Company entered into a stand-by credit facility arrangement with Bruno Guazzoni, which provides us with access to up to $5 million to repay our existing credit facility with Fifth Third Bank or for working capital needs. The term of the arrangement is two years and the interest rate on the letter of credit is Prime plus 2%. The maturity of each draw against the letter of credit is set at the time of the draw and will be between one month and the remaining maturity of the arrangement. The Company is not obligated to utilize this stand-by credit facility.

Note 8. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. All of the Company’s accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and creditworthiness of its customers, which principally are large domestic corporations, large United States defense contractors and the U.S. federal government agencies funding the overall contracts on which PDI works as a subcontractor. Receivables are stated at estimated net realizable value, which approximates fair value.

For the nine months ended September 30, 2006, the Company had one customer that accounted for 10% of total revenue. For the nine months ended September 30, 2005, the Company had one customer that accounted for 10% of total revenue.

At September 30, 2006, and December 31, 2005, the Company did not have a customer account that accounted for over 10% of accounts receivable.

A significant amount of PDI’s revenue and receivables relate to U.S. Department of Defense contracts on either a direct or subcontractor basis. Most contracts, although long-term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.

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

Note 10. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company’s outstanding debt at September 30, 2006 are as follows:

Notes Payable	September 30, 2006	December 31, 2005

Notes payable to principal shareholder, 11% annual interest, quarterly interest payments, matures May 31, 2007	$4,575,000	$4,575,000
Note payable to financial institution, 15% annual interest, quarterly interest payments, matures January 2, 2007	1,500,000	1,500,000
Notes payable to principal shareholder, 15% annual interest, quarterly interest payments, matures May 31, 2007	1,500,000	500,000

Total notes payable	$7,575,000	$6,575,000
Less: Current Portion	7,575,000	4,575,000

Long-term portion of notes payable	$—	$2,000,000

The Company made interest payments on the above mentioned notes during the quarter ended September 2006 and 2005 in the amounts of $469,876 and $179,977, respectively. For the nine months ended September 30, 2006 and 2005, interest payments of $762,001 and $624,827 respectively were paid.

Interest paid to related parties (principal shareholder) during the quarter ended September 2006 and 2005 were $392,657 and $125,813, respectively and for the nine months ended September 30, 2006 and 2005 such payments were $593,251 and $377,441, respectively.

Revolving Credit Facility

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that was scheduled to mature on September 1, 2006 but we have extended the maturity of the facility to November 30, 2006. Under the agreement, the bank provides a two year, secured, revolving credit facility in the initial amount of $5,000,000, which may be used by the Company to fund acquisitions and working capital requirements. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime plus 2% payable monthly in arrears. At September 30, 2006, the prime rate was 8.25%. The facility is secured by a first lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. As of October 31, 2006, its most recent date of calculation, the Company had a borrowing base in excess of $5,000,000. The commitment fee of $50,000 is being amortized over the two year life of the arrangement.

We have accepted a proposal from LaSalle Bank N.A. for a $10 million, three-year revolving credit facility, which is dependent on completion of due diligence and credit approval processes of LaSalle Bank N.A. If LaSalle Bank N.A.’s due diligence and credit approval processes are not completed by November 30, 2006, we may seek a further extension from Fifth Third Bank, or utilize a stand-by credit facility to which we have agreed with Bruno

Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 31.2% of our outstanding Common Stock. We are not obligated to utilize this stand-by credit facility.

As of September 30, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. The Company entered into discussions with Fifth Third Bank and, in October 2006, Fifth Third Bank agreed to waive any event of default under the credit agreement relating to non-compliance as of September 30, 2006. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio, which is calculated quarterly.

The Company had outstanding borrowings under the revolving line of credit with Fifth Third Bank of $3,776,000 as of September 30, 2006 that are reflected as current liabilities on the balance sheet.

The Company made interest payments on the above mentioned credit facility with Fifth Third Bank during the quarter ending September 30, 2006 and 2005 in the amounts of $106,539 and $62,365, respectively. For the nine month period ended September 30, 2006 and 2005, the company made payments of $332,733 and $110,029, respectively.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through September 30, 2006, the Company has issued $2,147,663 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of September 30, 2006:

	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate

Renewable unsecured	3 months	$13,915.65%		5.50%
subordinated notes	6 months	26,212	1.22%	6.11%
	1 year	351,123	16.35%	7.21%
	2 years	491,575	22.88%	7.63%
	3 years	1,025,966	47.77%	9.24%
	4 years	126,000	5.87%	7.75%
	5 years	30,000	1.40%	8.55%
	10 years	82,050	3.82%	8.85%

Total		$2,147,841	100.00%	8.36%
Less current portion of notes payable:		$716,825

Long-term portion		$1,430,016

The Company made interest payments on the above mentioned unsecured subordinated notes during the first nine months ended September 30, 2006 and 2005 in the amounts of $109,943 and $55,660, respectively.

Note 11. Discontinued Operations

On March 7, 2006, the Company entered into a Stock Purchase Agreement with its wholly-owned subsidiary Delta Communications Group, Inc. and Howard Norton, Delta’s Chief Executive Officer. Pursuant to the terms of agreement, the Company exchanged the outstanding common stock of Delta for 64,789 shares of Zanett’s Common Stock which had a fair value of $222,226 based upon the closing price of the Common Stock on February 28, 2006 and options to acquire 100,000 shares of Zanett’s Common Stock which had a fair value of $154,360 based upon Black-Scholes. The aforementioned shares of common stock and options represented Mr. Norton’s entire equity interest in Zanett. While Delta retained all of its outstanding liabilities, under the agreement, the Company retained all of Delta’s outstanding receivables as of February 28, 2006. The 64,789 shares of Common Stock were canceled by the Company on March 13, 2006.

Delta was part of the Company’s Commercial Solutions segment prior to the sale. The Company accrued $10,000 in transaction cost for professional fees, associated with the sale of Delta and recorded a loss on sale of discontinued operations of $56,299 in the quarter ended March 31, 2006 and nine months ended September 30, 2006.

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Quarter ended September 30,
	2006	2005

Revenue	$—	$968,280

Operating loss before income taxes	—	(38,206)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$—	$(38,206)

	Nine months ended September 30,
	2006	2005

Revenue	$187,435	$2,713,952

Operating loss before income taxes	(69,098)	(141,027)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$(69,098)	$(141,027)

Note 12. Segments

The Company’s current continuing operations are comprised of two segments, Commercial Solutions and Government Solutions.

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

All of the Company’s operations during the first nine months of 2006 and 2005 were in the United States.

The column labeled “Corporate and Other” consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled “Corporate and other” are cash, property and equipment, income taxes receivable, deferred taxes, and other assets. The table below does not include the results of discontinued operations.

	Commercial Solutions	Government Solutions	Corporate and Other	Discontinued Operations	Consolidated Balance

Quarter ended Sept 30, 2006:

Revenue	$9,324,868	$1,901,201	$—	$—	$11,226,070
Depreciation and amortization	$79,552	$44,969	$11,808	$—	$136,329
Operating income	$729,447	$222,737	$(725,555)	$—	$226,629
Interest expense, net	$(130,898)	$(56,250)	$(303,193)	$—	$(490,346)
Other income, net	$1,119	$—	$—	$—	$1,119
Total assets	$21,379,060	$5,721,971	$1,123,699	$—	$28,224,730

Quarter ended Sept 30, 2005:

Revenue	$7,136,221	$2,046,531	$—	$—	$10,151,032
Depreciation and amortization	$78,860	$48,134	$16,998	$—	$160,182
Operating income/(loss)	$374,620	$218,923	$(833,488)	$—	$(277,962)
Interest expense, net	$(125,813)	$(56,250)	$(166,952)	$—	$(349,204)
Other income, net	$2,275	$—	$25,112	$—	$27,387
Total assets at December 31, 2005	$24,303,654	$5,234,292	$1,487,786	$2,328,890	$33,354,622

	Commercial Solutions	Government Solutions	Corporate and Other	Discontinued Operations	Consolidated Balance

Nine months ended Sept 30, 2006:

Revenue	$26,964,679	$6,333,616	$—	$—	$33,298,295
Depreciation and amortization	$246,004	$135,588	$35,025	$—	$416,617
Operating income	$2,247,293	$656,442	$(2,404,356)	$—	$499,379
Interest expense, net	$(384,173)	$(168,750)	$(849,099)	$—	$(1,402,022)
Other income, net	$17,855	$—	$2,935	$—	$20,790

Nine months ended Sept 30, 2005:

Revenue	$19,218,017	$6,429,547	$—	$—	$28,361,516
Depreciation and amortization	$195,093	$144,990	$36,391	$—	$424,644
Operating income/(loss)	$585,423	$681,710	$(2,457,894)	$—	$(1,329,889)
Interest expense, net	$(375,160)	$(168,750)	$(314,937)	$—	$(860,746)
Other income, net	$18,044	$—	$(500)	$—	$17,544

Note 13. Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48; this Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company. in the fourth quarter of 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the Company’s Board of Directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett, Inc. and its wholly-owned subsidiaries (“Zanett” or the “Company”) that are based on assumptions made by management and on information currently available. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett’s audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, as filed with the Securities and Exchange Commission.

Overview

Zanett is an information technology (“IT”) company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial

Solutions and Government Solutions. Its overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

During the first nine months of fiscal 2006, the Company made significant changes to its senior management. Effective February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective February 10, 2006, Jack M. Rapport, formerly the Chief Financial Officer, was appointed President of our company and Kenneth DeRobertis was appointed Chief Financial Officer. In addition, Pierre-Georges Roy resigned from his position as Zanett’s Chief Legal Officer in February 2006, and resigned from his position as our Secretary effective June 30, 2006. Mr. DeRobertis resigned from our company, effective upon the close of business on June 30, 2006. Dennis Harkins was appointed Chief Financial Officer effective July 1, 2006.

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

In addition, effective August 31, 2006, we extended the maturity of our $5.0 million revolving credit facility with Fifth Third Bank to November 30, 2006. As of September 30, 2006, we had approximately $3.8 million of debt outstanding under the credit facility. On October 5, 2006, we accepted a proposal from LaSalle Bank N.A. for a $10 million, three-year revolving credit facility to replace our existing credit facility with Fifth Third Bank. Entering into a definitive agreement for the credit facility with LaSalle Bank N.A. is dependent on LaSalle Bank N.A.’s completion of its due diligence and credit approval processes. If LaSalle Bank N.A.’s due diligence and credit approval processes are not completed by November 30, 2006, we may seek a further extension from Fifth Third Bank, or utilize a stand-by credit facility arrangement to which we have agreed with Bruno Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 31.2% of our outstanding Common Stock. We are not obligated to utilize this stand-by arrangement.

On July 27, 2006 we received a payment demand letter from McData Corporation (“McData”, formerly known as Computer Network Technology Corporation) alleging failure to make payments due McData as it related to the purchase by Brandywine Computer Group, Inc. of certain assets of McData. The letter demands we make an installment payment of $400,000 (toward a total of $1.2 million in installment payments), plus a contingent payment pursuant to the terms of the Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated April 23, 2004. Effective as of October 1, 2006, we entered into an agreement with McData pursuant to which we agreed to pay the $1.2 million in installment payments, plus interest, to McData in a series of monthly and annual payments between October 2, 2006 and April 2, 2009.

Three months ended September 30, 2006 versus three months ended September 30, 2005.

The following table summarizes and compares our operating performance for the three month periods ended September 30, 2006 and September 30, 2005:

	Quarter Ended September 30,		Increase/(Decrease)

	2006	2005	$	%

Revenues:
Commercial	$9,324,868	$7,136,221	$2,188,647	31%
Government	1,901,201	2,046,531	(145,330)	(7%)

	$11,226,070	$9,182,752	$2,043,318	22%

Cost of Revenues:
Commercial	$6,433,649	$5,227,348	$1,206,301	23%
Government	1,248,388	1,369,380	(120,992)	(9%)

	$7,682,037	$6,596,728	$1,085,309	16%

Gross Margin	31.6%	28.2%		3.4%

Selling and Marketing:
Commercial	$1,142,296	$882,182	$260,114	29%
Government	53,406	16,912	36,494	216%

	$1,195,702	$899,094	$296,608	33%

General and Administrative
Commercial	$1,019,477	$652,071	$367,406	56%
Government	376,670	441,316	(64,646)	(15%)

	$1,396,147	$1,093,387	$302,760	28%

Segment Operating income:
Commercial	$729,447	$374,620	$354,827	95%
Government	222,737	218,923	3,814	2%

	$930,013	$593,543	$358,641	60%

Corporate Expense	$725,555	$833,488	$(107,933)	(13%)

Operating income/(loss) from continuing operations:	$226,629	$(239,945)	$466,574	(194%)

Interest Expense, Net	$(490,340)	$(349,015)	141,325	(40%)
Other Income	1,119	27,387	(26,268)	(96%)
Income tax provision	47,159	3,465	(5,479)	158%

Net loss from continuing operations after income taxes	$(309,752)	$(565,038)	$293,501	(52%)

Loss from discontinued operations net of taxes	$—	$(38,206)	$38,206	%

Loss from discontinued operations	$—	$—	$—	0%

Net loss	$(309,752)	$(603,244)	$331,707	(122%)

For the quarter ended September 30, 2006, our operating segments generated revenues of $11,226,070 as compared to $9,182,752 for the same quarter ended September 30, 2005, up 22% from last year. This increase in revenue of $2,043,318 was partially attributable to an additional $1.1 million of revenue contribution from the inclusion of Data Road for the months of July through September 2006, and approximately 15% to organic growth in our Commercial Solution Segment, partially offset by a decline in revenue of 7% in our Government Solutions Segment. Demand for PDI’s advanced engineering and project management services declined as dollars for developmental projects on which PDI was working were diverted to the current war effort.

While revenues for the quarter ended September 30, 2006 increased 22% over the quarter ended September 30, 2005, cost increased by 16% over the same period, resulting in an increase in gross margin from 28.2% to 31.6%.

In order to continue to increase revenues in the Commercial Solutions Segment we have continued to invest in our marketing efforts. This has resulted in an increase in selling and marketing expenses of 33%, from $889,094 to $1,195,702 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

General and Administrative costs of $2,121,702 consist of segment general and administrative costs of $1,396,147 and corporate expenses of $725,555, the segment general and administrative costs increased 28% for the three months ended September 30, 2006 as compared to September 30, 2005. Included in these three months ended September 30, 2006 is a charge for $105,271 related to employee stock option expense as compared to $77,800 for the same period in 2005. General and administrative expenses related to inclusion of Data Road are responsible for the additional expense.

Corporate expenses declined by $107,933 in the third quarter of 2006 as compared to the third quarter of 2005. Included in corporate expenses were $175,565 related to stock option expense for the period ended September 30, 2006 as compared to $147,624 for the period ended September 30, 2005. This reduction in expenses is a direct result of the program that was initiated in early 2006 to cut costs at the corporate level.

The growth in revenue resulted in operating income of $226,629 in the third quarter of 2006 versus an operating loss of $239,945 in the third quarter of 2005, an increase of 194% from 2005.

Our borrowings were higher in the third quarter of 2006 than in the third quarter of 2005 as a result of the issuance of $1.5 million in additional promissory notes to a related party during 2006. Our net interest expense rose 40% from $349,015 in the third quarter of 2005 to $490,340 in the third quarter of 2006 as a result of our incurring additional indebtedness. (For more information regarding our borrowings (See Note 10), to the Condensed Consolidated Financial Statements included in this Form 10-Q).

In the third quarter of 2006 we recorded an income tax provision related to our net loss in the amount of $47,159 versus $3,465 in the third quarter of 2005. This provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized.

As a result of the income and expenses noted above our net loss for the three months ended September 30, 2006 was $309,752 versus a net loss of $603,244 recorded for the third quarter of 2005.

While there can be no assurance that our results will continue to improve, we believe that the divestiture of Delta, the savings associated with consolidating the accounting and back office functions of our Commercial Solutions segment, the above mentioned cost containment efforts, particularly in the area of professional fees, continuing recovery in the commercial IT solutions sector, and the contribution from our Government Solutions segment will have a positive effect on our operating performance and earnings going forward. However, we have substantial indebtedness and will require additional capital or other sources of financing to meet our commitments as to our continued operating expenses and scheduled debt maturities. If we cannot obtain additional financing for these commitments, we may be required to significantly curtail our operations, which would offset the positive effect described above.

Nine months ended September 30, 2006 versus nine months ended September 30, 2005

The following table summarizes and compares our operating performance for the nine month periods ended September 30, 2006 and September 30, 2005.

	Nine Months September 30,		Increase/(Decrease)

	2006	2005	$	%

Revenues:
Commercial	$26,964,679	$19,218,017	$7,746,662	40%
Government	6,333,616	6,429,547	(95,931)	(1%)

	$33,298,295	$25,647,564	$7,650,731	30%
Cost of Revenues:
Commercial	$18,581,100	$13,908,123	$4,672,977	34%
Government	4,266,817	4,250,360	16,457	0%

	$22,847,917	$18,158,483	$4,689,434	26%

Gross Margin	31.4%	29.2%		2.2%

Selling and Marketing:
Commercial	$3,318,149	$2,355,167	$962,982	41%
Government	104,422	126,328	(21,906)	(17%)

	$3,422,572	$2,481,495	$941,077	38%

General and Administrative
Commercial	$2,818,136	$2,369,304	$448,832	19%
Government	1,305,935	1,371,149	(65,214)	(5%)

	$4,124,072	$3,740,453	$383,618	10%

Segment Operating income:
Commercial	$2,247,293	$585,423	$1,661,870	284%
Government	656,442	681,710	(25,268)	(4%)

	$2,903,735	$1,267,133	$1,636,602	129%

Corporate Expense	$2,404,356	$2,457,894	$(53,538)	(2%)

Operating income/(loss) from continuing operations:	$499,379	$(1,190,761)	$1,690,140	142%

Interest Expense, Net	$(1,402,022)	$(931,152)	432,209	(46%)
Other Income	20,789	89,849	(69,060)	(77%)
Income tax provision	122,967	110,933	(31,874)	(29%)

Net loss from continuing operations after income taxes	$(1,004,821)	$(2,142,997)	$1,182,085	(55%)

Loss from discontinued operations net of taxes	$(69,098)	$(141,027)	$71,929	(128%)

Loss from discontinued operations

	$(56,299)	$—	$(56,299)	40%

Net loss	$(1,130,218)	$(2,284,024)	$1,197,715	(110%)

Our operating segments generated revenues of $33,298,295 for the nine months ended September 30, 2006 versus revenues of $25,647,564 for the nine months ended September 30, 2005, an increase of 30%. This increase was partly attributable to an additional $1.5 million contribution from the inclusion of Whitbread for the nine months in 2006 as compared to only seven months in the prior year, as well as the inclusion of an additional $2.6 million contribution from the inclusion of Data Road for five months in 2006. The Government Solutions segment revenues were flat in 2006 compared to the same period in 2005.

Additionally there was approximately 19% organic growth in our Commercial Solutions segment. While revenues increased 30%, costs of revenues increased by 26% resulting in an increase in gross margin from 29.2% to 31.4%. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace, therefore we continued to step up our marketing efforts in the Commercial Solutions segment. As a result, selling and marketing expenses increased 38%, from $2,481,495 for the nine months ended September 30, 2005 to $3,422,572 for the first nine months of 2006.

General and administrative costs of $6,528,427 consist of segment general and administrative costs of $4,124,072 and corporate expenses of $2,404,355, the segment general and administrative costs of $2,404,356, increased 10% in the first nine months of 2006 compared to the first nine months of 2005. Included in the first nine months of 2006 is a charge for $355,721 related to employee stock option expense for the nine months ended September 30, 2006 as compared to $344,178 for the same period in 2006. Additional General an administrative expenses are also related to the inclusion of Data Road.

Corporate expense decreased by $53,338 in the first nine months of 2006 compared to the first nine months of 2005, as a result of the program that was implemented to reduce certain corporate expenses. In addition to those reductions there was a charge of $647,453 related to employee stock option expense for the nine months ended September 30, 2006 as compared to $312,095 for the same period in 2006.

The growth in revenue from our two operating segments resulted in operating income of $499,379 in the first nine months of 2006 versus an operating loss of $1,190,761 in the first nine months of 2005.

Our borrowings were higher in the nine months ended September 30, 2006 than in the first nine months of 2005 as a result of the issuance of $1.5 million in additional promissory notes to a related party, the increased utilization of our revolving line of credit, and the issuance of our Renewable Unsecured Subordinated Notes. Our net interest expense rose 46%, from $931,152 in the first nine months of 2005 to $1,402,022 in the first nine months of 2006. (For more information regarding our borrowings see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

In the first nine months of 2006 we recorded an income tax provision related to half our net loss in the amount of $122,967 versus $110,933 in the first nine months of 2005. The provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized.

Our net loss was further impacted by the losses incurred by Delta through the date of its sale on March 7, 2006, and a $56,299 loss we incurred on its sale. The net effect of these additional charges to earnings resulted in a net loss for the nine months of $1,130,218.

As a result of the income and expense results noted above, our net loss from continuing operations for the first nine months of 2006 was $1,004,820 versus a net loss of $2,142,997 recorded for the first nine months of 2005.

Commercial Solutions

Our Commercial Solutions Segment generated revenues of $26,964,679 in the nine months ended September 30, 2006, an increase of 40% over the $19,218,017 of revenues generated in the first nine months of 2005. This increase was partly attributable to an additional $1.5 million contribution from the inclusion of Whitbread for the full nine months in 2006 as compared to seven months in the prior year. Also there were higher utilization and billing rates due to an increase in demand for our services, of 19% in 2006 from 2005. Additionally, in the first nine months of 2006, we realized $2.6 million in revenue from the contribution of the Data Road acquisition. The remaining 19% organic growth is a direct result of our increased marketing effort in this Segment.

While revenue increased 40%, costs of revenues increased 34% from the comparable prior year period primarily due to the inclusion of Whitbread for the full year in 2006 as compared to four months in the prior year and the additional expense of Data Road. As a result of the above, gross margins for the Commercial Solutions segment increased from 29.2% in the first nine months of 2005 to 31.4% in the first nine months of 2006.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we continued to step up our marketing activities. These activities resulted in a 41% increase in our selling and marketing expense to $3,318,149 for the nine months ended September 30, 2006, as compared with $2,355,167 during the nine months ended September 30, 2005. This increase in costs is related to the addition of additional salespeople and expenses in connection with trade shows and conferences.

General and administrative expenses for the first nine months of 2006 were $2,818,136 as compared with $2,369,304 in the first nine months of 2006, representing an increase of $448,832, or 19%. Included in these expenses in the nine months ended September 30, 2006 were $206,709 related to employee stock option expense this charge was $344,179 for the same period in 2005.

Operating income in our Commercial Solutions segment in the first nine months of 2006 was $2,247,293, up 284% from $585,423 in the comparable prior year period.

Government Solutions

Our Government Solutions segment generated revenues of $6,333,616 in the nine months ended September 30, 2006, a decrease of 1% over the $6,429,547 generated in the first nine months of 2005. Demand for PDI’s advanced engineering and project management services declined as dollars for developmental projects on which PDI was working were diverted to the current war effort.

Costs of revenues, principally compensation costs for professional staff, remained relatively flat from $4,266,817 during the nine months ended September 30, 2006 versus $4,250,360 in the nine months ended September 30, 2005. As a result of the above, gross margins for the Government Solutions segment increased from 32.6% in the first nine months of 2005 to 33.8% in the first nine months of 2006.

Selling and marketing expenses decreased 17% to $104,422 in the nine months ended September 30, 2006 from $126,328 during the nine months ended September 30, 2005 due to the departure of a sales executive.

General and administrative expenses for the nine months ended September 30, 2006 were $1,305,935 as compared with $1,371,149 in the comparable prior year period. Included in these expenses in the nine months ended September 30, 2006, was $149,012 related to employee stock option expense, there was no corresponding expense for the prior year period related to employee options.

Operating income in the Government Solutions segment for the nine months ended September 30, 2006 was $656,442, down 4% from $681,710 for the nine months ended September 30, 2005.

Corporate

Corporate general and administrative expenses for the nine months ended September 30, 2006 were $2,404,356 versus $2,457,894 in the nine months ended September 30, 2005. The $53,394 decrease was due to a charge in the amount of $647,453 related to employee stock option expense for the nine months ended September 30, 2006, this charge was $312,095 for the nine months ended September 30, 2005. Excluding the stock option charge certain corporate expenses were significantly lower due to the cost containment program that we put into place at the beginning of the 2006 fiscal year including reductions in corporate headcount, with resultant decreases in payroll expense, stock based compensation for consultants and public and institutional relations.

Consolidated Net Loss

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income from continuing operations of $499,379 for the nine months ended September 30, 2006 compared to an operating loss of $1,190,761 for the comparable period last year. This 142% increase in operating income for the period was largely due to the increase in sales.

Net interest expense increased $432,209, or 46%, to $1,402,022 in the nine months ended September 30, 2006 from $931,152 in the nine months ended September 30, 2005. The increase was principally attributable to an additional $1.5 million in promissory notes that were issued to a related party, short-term working capital borrowings, and the issuance of our Renewable Unsecured Subordinated Notes.

Other income decreased to $20,789 for the nine months ended September 30, 2006 versus $89,849 for the nine months ended September 30, 2005. In the first nine months of 2006, we recorded an income tax provision of $122,967 versus a provision of $110,933 in the same nine months last year.

Loss from the discontinued operations of Delta net of tax was $69,098 for the nine months ended September 30, 2006 and $141,027 for the nine months ended September 30, 2005. In addition, we recorded a $56,299 loss on the sale of Delta in the nine months ended September 30, 2006. There was no such charge in the nine months ended September 30, 2005. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

As a result of the above, for the nine months ended September 30, 2006, we reported a net loss of $1,130,218 compared to a net loss of $2,284,024 for the nine months ended September 30, 2005.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Shared-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company uses the Black-Scholes option pricing model and certain assumptions to estimate the fair value of the options. The Company estimates the expected life based on historical exercise behavior of employees and the expected volatility based on the historical volatility over the term of the expected life.

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, during the first nine months of 2006. Items incorporated in the Company’s financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2006 we had cash and cash equivalents of $283,052, representing a 48% decrease of $264,361 from the December 31, 2005 year-end balance of $588,259. This decrease was a result of our operating performance in the first nine months of 2006, an increase in unbilled revenue and cash paid as contingent consideration related to acquisitions which reduced our cash resources. This has compelled us to explore other sources of capital, including equity capital, to provide working capital and to fund future acquisitions.

On September 1, 2004 we entered into a revolving credit facility with Fifth Third Bank. The available line of credit is based on 75% of eligible accounts receivable and 90% of unrestricted cash, up to a maximum of $5 million. At September 30, 2006 the balance on this loan was $3,776,000. Our revolving credit facility with Fifth Third Bank was scheduled to mature on September 1, 2006. We extended the maturity date of the facility until November 30, 2006. We have accepted a proposal from LaSalle Bank N.A. for a $10 million, three-year revolving credit facility, which is dependent on completion of due diligence and credit approval processes of LaSalle Bank N.A. If LaSalle Bank N.A.’s due diligence and credit approval processes are not completed by November 30, 2006, we may seek a further extension from Fifth Third Bank, or utilize a stand-by credit facility to which we have agreed with Bruno Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 31.2% of our outstanding Common Stock. The term of the arrangement is two years and the interest rate on the letter of credit is

Prime plus 2%. The maturity of each draw against the letter of credit is set at the time of the draw and will be between one month and the remaining maturity of the arrangement. We are not obligated to utilize this stand-by credit facility. In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail some operations.

Cash provided by operating activities was $1,557,522 for the nine months ended September 30, 2006 compared to cash flows used in operating activities of $3,508,912 for the same period last year. This was primarily due to the net loss for the period ended September 30, 2005 of $2,284,018 as compared to a net loss of $1,130,218 for the period ended September 30, 2006, and a decrease in accounts receivable from December 31, 2005.

Cash used in investing activities was $1,208,415 for the nine months ended September 30, 2006 compared to a cash outflow of $3,449,782 for the corresponding period in 2005. The 2006 outflow primarily reflects contingent purchase consideration payments of $344,001 and $375,000 cash paid for the Data Road acquisition.

Cash used in financing activities for the nine months ended September 30, 2006 were $654,314 versus cash provided by financial activities of $5,254,055 for the same period in 2005. In the first nine months of 2006, we issued $1,000,000 in promissory notes to a related party and paid down debt of $1,531,973.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note has a maturity date of May 31, 2007 and requires quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note had an original maturity date of January 2, 2007, which was extended in the same month to May 31, 2007 and requires quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash requirements, the Company may implement further measures to reduce operating costs in addition to those taken in February 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet its commitments. We are currently exploring other sources of capital, including equity capital, to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, will be available when needed, if at all, on terms acceptable to us. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

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

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of September 30, 2006, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions to date were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at September 30, 2006. The table should be read together with the notes to the Consolidated Financial Statements.

Obligation	Due in less than one year	Due in one to five years	Due after five years

Contingent consideration for acquisition of PDI (1)	$73,507	$—	$—
Contingent consideration for acquisition of WTP (2)	$476,000	$1,309,674	$—
Notes payable to related party (3)	$6,075,000	$—	$—
Notes Payable to third parties (4)	$1,500,000	$—	$—
Bank line of credit (5)	$3,776,000	$—	$—
Non-cancelable office lease (6)	$718,948	$2,404,313	$830,000
Additional consideration for Acquisition of ICC (7)	$400,000	$800,000	$—

	$13,019,455	$4,513,987	$830,000

(1) Contingent consideration payable to the former PDI shareholders as part of the Company’s acquisition of PDI effective January 31, 2003. The maximum aggregate contingent consideration of $1,200,000 in cash and approximately $2,000,000 in Common Stock is payable in equal installments over the next three years subject to PDI’s achievement of certain financial performance targets for each of the fiscal years ended January 2005 and 2006. We paid the first and second cash payment in full.

(2) Contingent consideration payable to the former WTP shareholders as part of the Company’s acquisition of WTP effective March 1, 2005. The maximum aggregate contingent consideration of $849,023 in cash and approximately $1,365,000 in Common Stock is payable in equal installments over the next four years subject to WTP’s achievement of certain financial performance targets for each of the fiscal years ended March 2006 through March 2009.

(3) Notes payable to a principal shareholder of the Company totaling $6,075,000 that matures on May 31, 2007.

(4) Note payable to a third party in the amount of $1,500,000 that matures on January 2, 2007.

(5) The credit accommodation that was established in 2004 with Fifth Third Bank has an outstanding balance of $3,776,000 at September 30, 2006.

(6) ICC and PDI lease their main offices under non-cancelable operating leases that expire on September 30, 2009 and August 31, 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At September 30, 2006, the future minimum lease payments under these leases were $292,425.

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

Changes in Financial Commitments

During the first nine months of 2006, we experienced the following changes in our financial commitments:

–

For having attained and surpassed PDI’s performance objectives, we paid the former shareholders of PDI consideration of $69,750 in cash and 125,196 shares of common stock valued at $395,618, thus reducing the Company’s potential financial commitment to the former PDI shareholders to $313,000 in cash and approximately $800,000 in common stock.

–	We extended the maturity dates on notes payable to a related party in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007.

–	We extended the maturity dates on three notes payable to a related party in the amounts of $500,000 each from January 2, 2007 to May 31, 2007.

–

As of September 30, 2006, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with Fifth Third Bank. Fifth Third Bank agreed to waive any event of default under the credit agreement relating to that non-compliance. Notwithstanding such waiver, the Company remains subject to the fixed charge coverage ratio and the senior funded debt to EBITDA ratio, which are calculated quarterly. We also extended the maturity on our credit facility to November 30, 2006.

Recent Accounting Pronouncements

99

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, as the Company’s Board of Directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2006, the Company had borrowings of $3,776,000 million under the revolving credit facility with Fifth Third Bank. The effect of a 1/4% increase or decrease in interest rates would not have a material effect on the Company’s results from operations.

Item 4 – Controls and Procedures

The Company’s Chief Executive Officer, Claudio Guazzoni, and the Company’s Chief Financial Officer, Dennis Harkins, have evaluated the Company’s internal controls over financial reporting and disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls include controls to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, Messrs. Guazzoni and Harkins have concluded that the Company’s disclosure controls and procedures are not effective because of the material weakness in internal control over financial reporting described below. Management views internal control over financial reporting as an integral component of the Company’s disclosure controls and procedures.

The Company currently does not have sufficient accounting resources to ensure there are appropriate controls over the financial reporting and closing process or to ensure significant and unusual transactions are accounted for in accordance with US GAAP. The Company intends to hire additional staff with the requisite knowledge to ensure that these weaknesses are properly addressed and remedied.

There have been no changes in the Company’s internal control over financial reporting during the Company’s last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 OTHER INFORMATION

Item 1 – Legal Proceedings.

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics’ breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics’ motion to dismiss the complaint and granted the Company’s motion dismissing the counterclaim. On January 26, 2004 Zanett’s complaint against Immunomedics was heard in a non jury trial in U.S. District Court in Wilmington. Earlier this year the court rejected Zanett’s suit, at this time there are no other claims in this complaint.

On June 23, 2006, William Scott Seagrave, individually and as Co-Trustee of the William Scott Seagrave and Mary Rosalie Seagrave Living Trust, filed suit against the Company in the Court of Common Pleas in Warren County, Ohio. The claim stated that the Company had failed to honor certain put rights granted to William and Mary Seagrave, the former owners of Brandywine Computer Group, Inc., and sought to enforce those rights. On August 21, 2006, one of the Company’s principal stockholders purchased the common stock and options subject to the put rights from the Seagraves for aggregate consideration of approximately $1.1 million. Accordingly, on August 21, 2006, the pending suit against the Company was dismissed.

Item 6 – Exhibits.

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005

10.1(3)	Waiver No. 4 and Amendment No. 1 to First Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Fifth Third Bank and Zanett, Inc.

10.2(3)	Amendment No. 2 to First Amended and Restated Loan and Security Agreement dated as of October 31, 2006 by and between Fifth Third and Zanett, Inc.

31.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(4)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2(4)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2/A, as filed on February 1, 2005.

(3)	Filed herewith.

(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: November 14, 2006	/s/ Claudio M. Guazzoni

Claudio M. Guazzoni, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2006	/s/ Dennis Harkins

Dennis Harkins, Chief Financial Officer
(Principal Accounting and Financial Officer)