Form 10KSB
period 2006-12-31
ZANETT INC
filed 2007-04-02
CIK 1133872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------
FORM 10-K
-----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from		to
	-----------		-----------

Commission File Number: 1-32589

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

(212)583-0300
---------------

(Registrant's telephone number, including area code)

---------------

Securities registered under to Section 12(g) of the Act:

Common Stock, par value $0.001
---------------
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not be contained, the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 is $25,420,218 based on the closing price of the Registrant's common stock on such date of $2.00 as reported by the Nasdaq Capital Market.

     There were 28,714,804 shares of common stock outstanding as of June 30, 2006

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in Part III of this Annual Report on Form 10-K will be incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders.

ZANETT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2006

TABLE OF CONTENTS

		PAGE

PART I
Item 1.	Business	5
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security
	Holders	19

PART II

Item 5.	Market for Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities	20
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	45
Item 8.	Financial Statements	45
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	46

PART III
Item 10.	Directors, Executive Officers of the Registrant
	and Corporate Governance	47
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions,
	and Director Independence	54
Item 14.	Principal Accounting Fees and Services	55
Item 15.	Exhibits, Financial Statement Schedules	55

PART I

As used herein, "Zanett" and the "Company" refer to Zanett Inc. and its wholly-owned, consolidated subsidiaries: Zanett Commercial Solutions, Inc., and Paragon Dynamics, Inc..

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about Zanett, its subsidiaries and its affiliate companies that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 1A. Risk Factors.” The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company’s strategy consists of both expanding existing operations and growing by acquisition.

To grow our existing operations, the Company seeks to obtain the benefit of leveraged marketing and solutions delivery through cross-selling, joint-marketing and resource-sharing. The Company also seeks to achieve economies of scale by providing centralized back-office functions to contain costs while enhancing our ability to serve clients.

To grow by acquisition, the Company utilizes a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement our existing solutions sets and practices. As the Company adds new entrants to our existing solutions we seek to preserve the unique relationships we have with our clients and our core skill sets while expanding the solutions we can provide.

The Company’s principal executive offices are located at 635 Madison Avenue, 15th Floor, New York, NY 10022. The Company’s telephone number is (212)583-0300.

Growth-by-Acquisition

From the Company’s formation in the fall of 2000, as of March 31, 2007, eight operating companies have been acquired, one of which was disposed of subsequently.

On December 7, 2001 the Company acquired Back Bay Technologies, Inc. (“BBT”), based in Needham, Massachusetts. BBT is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. (“BCG”), based in Mason, Ohio. BCG provides technology consulting services associated with the implementation of enterprise resource planning (“ERP”), supply chain management and customer relationship management (“CRM”) systems.

On January 31, 2003, the Company acquired Paragon Dynamics, Inc. (“PDI”), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

On December 4, 2003, the Company acquired DeltaData, Inc. (dba Delta Communications Group), based in Aliso Viejo, California which changed its name to Delta Communications Group, Inc. (“Delta”). Delta is a voice and data communications network integrator that sells IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks and provides related IT security, design and implementation solutions. As described below, on March 7, 2006, we disposed of Delta by exchanging the outstanding common stock of Delta for the former owner of Delta’s equity holdings of the Company.

Delta was treated as a discontinued operation as of December 31, 2005 because the decision was reached in the fourth quarter of 2005 to exit the IT hardware business that is Delta's principal business activity. In December 2005, the Company entered into a letter of intent to sell Delta to its former owner, which sale was completed on March 7, 2006.

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation (“CNT”). INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operate under the name INRANGE Consulting Corporation (“ICC”). ICC has principal offices in Indianapolis, Indiana and Mason, Ohio.

On March 1, 2005, the Company acquired Whitbread Technology Partners, Inc. (“Whitbread”), based in Stoneham, Massachusetts. Whitbread is an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

On December 30, 2005, BBT, ICC and Whitbread merged with and into another of our wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). This consolidation of our commercial practices into one accounting and legal entity is designed to help us achieve back office economies of scale and increase our ability to leverage marketing and professional resources across this segment.

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road, Inc. ("Data Road"). The Company acquired Data Road in order to broaden our services and solutions portfolio, further our national expansion and add a substantial roster of blue-chip companies to our client base. Founded in 2001, Data Road is a dedicated Oracle services company that specializes in managed services and remote hosting. Based in Jacksonville, Florida, Data Road provides managed services and consulting services throughout the United States. Data Road was merged into ZCS on May 1, 2006.

On March 6, 2007, ZCS completed and acquisition of all the issued and outstanding capital stock of DBA, Inc (“DBA”). The Company acquired DBA Group, LLC in order to broaden its expertise in database administration. Based in Alpharetta, Georgia, DBA provides database managed services.

The Company continues to seek successful, growing IT solutions companies to incorporate into our business model. We intend to use a portion of the proceeds of this offering to acquire additional operating companies.

Organic Growth

The Company employs a multi-dimensional organic growth strategy that seeks to provide new solutions to existing customers, current solutions to new customers, and new solutions to new customers. The Company believes all three of these approaches are dependent on three elements:

  forming deep, trusted relationships between our professional staff and customer management;

  constantly broadening the solution and skill sets at our disposal; and

  unburdening professional staff from those day-to-day operational activities that do not directly relate to solutions delivery.

While the Company provides discrete solutions to specific problems when needed, we seek to achieve what we refer to as “consultant of record” or “COR Status” with our customers. COR Status means customers come to rely on us for continuing advice and help with their most mission critical, “core business” challenges. By acquiring new companies from time to time, we believe our business model enhances these trusted relationships by providing fresh infusions of talent, skill sets, partnership relationships and experience, all of which can be utilized to help customers and strengthen the trust relationship.

We believe our business model further enhances organic growth by centralizing such back office functions as financial reporting, legal review, and certain aspects of human resource and IT infrastructure. This centralization allows our professional staff to focus on their core business skill sets and seek to achieve the highest possible standards of service quality for our customers.

Operating Segments

The Company operates in two business segments: Commercial Solutions and Government Solutions. For additional information regarding these segments, refer to Note 6 to the Company’s Consolidated Financial Statements included elsewhere in this report.

Customers

The Company’s customers consist primarily of large businesses and U.S. government agencies needing IT solutions such as strategy and systems architecture consulting, business application development, systems implementation and integration, systems engineering and technical assistance and IT communications hardware and peripheral equipment.

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2006, our largest customer accounted for approximately 8% of revenues. During 2005, one customer accounted for approximately 10% of revenues. Revenues derived from the Commercial Solutions segment are generally non-recurring in nature. PDI’s contracts, typically with Fortune 500 aerospace and large consulting firms that serve as prime contractors on large Defense Department projects, span from 3 months to 3 years. PDI thus has both recurring and non-recurring revenues.

To lessen its dependence on any one particular service line, customer or group of customers, the Company continually seeks to expand its customer base through organic growth as well as additional acquisitions. See “Item 1A.: Risk Factors – Termination of a contract by a significant customer and/or cancellation with short notice could reduce our revenue and profitability and adversely affect our financial condition” and “Risk Factors – An unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, could materially and adversely affect our business.”

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

The Company competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, Cap Gemini, Ernst & Young, IBM Global Services, Keane, KForce and MPS Group. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers ("ISPs") who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting and consulting firms. Many of the Company's competitors have expanded their service offerings over the past several years and increased their focus on e-Business and the IT professional services markets, thus increasing the number of organizations that are providing solutions similar to those offered by the Company.

As a result of continued competition, the Company encounters pricing pressure, which in turn results in reductions in the average selling price of its solutions. We may not be able to offset the effects of any such price reductions through increases in the number of customer engagements, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that continuing consolidation in the business and IT solutions market could result in increased price pressure and other competition in the industry.

There is also a high degree of competition among companies seeking to acquire interests in IT services companies such as those the Company targets for acquisition. A large number of established and well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may also find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have greater access to capital than the Company. Although entrepreneur-founders of privately held IT solutions companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that the Company can provide, management believes that Zanett offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Company's existing practices. Nonetheless, this kind of competition could limit the Company’s growth-by-acquisition strategy as the number of target companies decreases.

See “Item 1A.: Risk Factors – The IT services industry is highly competitive, and we may not be able to compete effectively.” for additional discussions of matters that could affect its ability to compete in its markets.

Employees

As of December 31, 2006, the Company had 227 full-time employees, as compared with 194 full-time employees as of December 31, 2005. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this annual report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below. Any of these risks could materially and adversely affect our business, financial condition and operating results, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Report on Form 10-K and in our other public filings. The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

Our independent registered public accounting firm noted conditions which, in the aggregate, represent a material weakness in our internal control over financial reporting. Failure to remediate these weaknesses could negatively impact our business.

In connection with its audit of our financial statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm, Amper, Politziner & Mattia, P.C. (“AP&M”), informed management and our Board of Directors that it had noted the following conditions which it had concluded, in the aggregate, represent a material weakness in our internal control over financial reporting. Before the audited financial statements for fiscal year 2006 contained in this Annual Report were finalized, (1) certain audit adjustments were made to such financial statements after being identified by AP&M; (2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M and (3) certain account analysis were either not accurately completed and/or not completed in a timely manner. This material weakness is discussed under “Item 9A. Controls and Procedures.”

We also previously disclosed in our Form 10-KSB for the fiscal year ended December 31, 2005, and in Forms 10-Q for the first three interim periods for the fiscal year ended December 31, 2006, that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting due to insufficient accounting resources to ensure there are appropriate controls over the financial reporting and closing process or to ensure significant non-routine transactions are accounted for in accordance with GAAP.

In response to the identified material weaknesses, we are focusing on improving our internal controls over financial reporting and remedying these material weaknesses by hiring additional staff with the requisite knowledge and/or ensuring adequate training of our existing resources. We will continue to monitor the effectiveness of these actions and will make any changes and take such other actions that we deem appropriate given the circumstances.

We cannot predict that there will be no material weaknesses in future periods. If we fail to remediate these material weaknesses, it could result in a loss of investor confidence in the accuracy and completeness of our financial reports and negatively impact our business and the price of our common stock.

The Company has a limited operating history.

We began to implement our current business strategy in 2002 and, therefore, have a limited operating history to evaluate. There is no assurance that we will be able to acquire sufficient companies to grow our business and achieve the advantages of scale and other synergies that our strategy contemplates.

If we require additional financing to sustain our operations, and we are unable to obtain it on favorable terms, we may need to significantly curtail operations.

During the year ended December 31, 2006, we incurred a loss of $1.8 million and had cash used in operations of $120,034. As of December 31, 2006, we had an excess of current liabilities compared to current assets of $1.6 million.

On December 21, 2006 the Company entered into a loan and security agreement and established an $8 million loan facility with LaSalle Bank National Association. The available credit is based on 80% of eligible accounts receivable up to a maximum of $10 million. At December 31, 2006 the loan balance was $6,219,710 with available borrowing of $508,450. The loan has an expiration date of December 21, 2009.

In February 2007 we entered into a line of credit agreement with Bruno Guazzoni, the uncle of our Chief Executive Officer and the owner of approximately 29.2% of our outstanding common stock, in the amount of $3,000,000. This line of credit is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. We drew $1,100,000 on the line of credit on February 21, 2007, and an additional $100,000 on March 7, 2007. On March 16, 2007, we repaid $250,000 on this line of credit.

In addition, on February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group, discussed above.

In addition to this line of credit and the February 2007 promissory note, the Company currently has outstanding promissory notes with Mr. Guazzoni in an aggregate principal amount of $6,075,000. On March 15, 2007, the maturity of these notes was extended to March 15, 2009.

Notwithstanding these potential and existing financing sources, such additional financing may not be available, or if available, may not be obtainable on terms satisfactory to us. If we cannot raise additional funds, we may be required to significantly curtail our operations, which would have an adverse effect on our financial position, results of operations and cash flow.

  Our future capital uses and requirements will depend on numerous factors, including:

  the extent to which our solutions and services gain market acceptance;

  the level of revenues from present and future solutions and services;

  the expansion of operations;

  the costs and timing of product and service developments and sales and marketing activities;

  costs related to acquisitions of technology or businesses; and

  competitive developments.

In addition, in order to continue to increase sales and marketing efforts, to expand and enhance the solutions and services we are able to offer to current and future customers and to fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements with corporate partners or from other sources. In addition, if unforeseen difficulties arise in the course of these or other aspects of our business, we may be required to spend funds in an amount greater than anticipated. Such additional capital may not be available on terms acceptable to us, or at all. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. This could have a material adverse effect on our business. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, and loans from related parties and business associates.

The Company has not achieved profitability in every reporting period and may incur net losses in future quarters.

The Company has a history of operating losses, including a net loss of approximately $1.6 million for the year ended December 31, 2006 and a net loss of approximately $13.2 million for the year ended December 31, 2005. We may incur additional operating losses in the future. Operating expenses may increase as we seek to grow our business through acquisition and as our existing business expands. Even if we achieve consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to expand our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition.

For the year ended December 31, 2006, our largest customer accounted for approximately 8% of revenues. Non-renewal or termination of contracts with a significant customer could have a material adverse effect on our business. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; lengthy customer review processes for awarding contracts; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

Our success in meeting growth targets is dependent on our ability to maintain existing clients and to continually attract and retain new customers to replace customers who have not renewed their contracts. Achieving significant market acceptance requires substantial effort and expenditures on our part to create awareness of our services.

An unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, could materially and adversely affect our business.

Revenues are difficult to forecast. We may increase our corporate overhead expenses as the number of acquisitions we complete increases and will increase overhead to comply with the provisions of the Sarbanes-Oxley Act. Meanwhile, our business units may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. Additionally, at any given point in time we may have significant accounts receivable balances with customers that expose us to credit risks. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

IT services are subject to uncertain demand due to emerging and evolving markets and technology.

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

The IT services industry is highly competitive, and we may not be able to compete effectively.

Competition for our IT solutions is significant, and we expect that competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against our competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and financial, technical, facilities, marketing, capital and other resources than we have.

Our competitors include national, regional and local IT consulting service providers, software development firms and major accounting and consulting firms such as Accenture, Cap Gemini, Ernst & Young, IBM Global Services, Keane, KForce and MPS Group.

In addition, we also encounter competition from numerous other businesses that provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and web-site development companies.

Our competitors may respond more quickly than us to new or emerging technologies and changes in customer requirements. Our competitors may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop products and services that are superior to or have greater market acceptance than ours. Competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may further impact our ability to effectively compete.

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

Moreover, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those we have historically targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities as many competitors generally have easier access to capital, on which entrepreneur-founders of privately held IT service companies generally place greater emphasis, than obtaining the management skills and networking services that we can provide. Even if we are able to successfully compete with these venture capital entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted companies. If we cannot acquire interests in attractive companies on reasonable terms, our growth by acquisition strategy may not succeed.

Operations interruptions caused by systems failures could adversely affect our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, NY and at business unit offices in Needham, MA in Stoneham, MA, Mason, OH, Indianapolis, IN, Detroit, MI, Aurora, CO, and Jacksonville, FL. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

Security breaches could expose our Company to a risk of loss or liability.

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

We may not be able to identify suitable acquisition candidates or successfully integrate their operations with our own.

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

Unsuccessful acquisitions could adversely affect our business.

There can be no assurance that any completed acquisition will enhance our business. Since the normal consideration in our acquisitions comprises both cash and shares of our common stock, if we proceed with one or more significant acquisitions, the potential impacts are (1) a substantial portion of our available cash could be used to consummate the acquisitions and/or we could incur or assume significant amounts of additional indebtedness, and (2) our stockholders could suffer significant dilution of their interest in our common stock.

Also, acquisitions are required to be accounted for under the purchase method, which results in us recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets.

Our success depends on our retaining key personnel.

There is intense competition for qualified personnel in the sectors in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical, and sales personnel, as well as expenses in connection with hiring and retaining personnel, could adversely affect our business. We also depend on the performance of our executive officers and key employees, most of whom have not entered into employment agreements.

As of December 31, 2006, we had 227 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

Fluctuation in quarterly operating results may negatively impact the market price of our common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are within our control. Quarter to quarter comparisons of the results of operations as an indication of future performance should not be relied upon. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the market price of our common stock may fall.

Factors that could cause quarterly results to fluctuate include:

  change in customer demand for products and services;

  timing of the expansion of operations;

  changes in pricing by us or our competitors;

  introduction of new products or services by competitors or Zanett;

  costs related to acquisitions of technology or businesses;

  recession or slow down in the U.S. economy; or

  termination of customer contracts.

Changes in government regulations may adversely impact our business.

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

In addition, our Government Solutions segment is subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could result in lost business.

We may be faced with potential claims for liability if we cannot adequately meet our customers’ expectations.

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

The market price of our common stock could decline as a result of future sales by existing stockholders.

The market price of our common stock could decline as a result of sales by existing stockholders of a large number of shares of common stock in the market or the perception that these sales may occur. These sales also might make it more difficult for us to issue equity securities in the future at a time and at a price that it reflects fair value.

As of December 31, 2006, we had granted options to purchase 7,307,868 shares under our 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 10,000,000.

If the holders of these options and any other options we have issued were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of the common stock.

The market price for our common stock has been volatile.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of IT consulting companies have been especially volatile.

We have not historically, and do not anticipate paying cash dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions.

The concentrated ownership of our Company may discourage potential transactions involving Zanett.

Claudio Guazzoni, our Chief Executive Officer owned approximately 26.6% of the outstanding Common Stock as of March 9, 2007, and has voting power over all of the shares owned by his uncle, Bruno Guazzoni, which as of March 9, 2007 was, approximately 29.2% of the outstanding Common Stock. As a result, Claudio Guazzoni possesses significant influence over Zanett’s decision making on business matters, including the election of directors.

The concentration of Zanett share ownership may:

  delay or prevent a change in the control of Zanett;

  impede a merger, consolidation, takeover, or other transaction involving our Company; or

  discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Zanett.

Our rapid growth has strained, and may continue to strain, managerial and operational resources.

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

Our future growth is dependent on producing revenue sufficient to cover increasing expenses.

Expenses will increase as we build an infrastructure to implement our strategy. We expect to hire additional employees and expand information technology systems. We also may increase our operating expenses to:

  broaden our support capabilities for our clients;

  explore acquisition opportunities and alliances with other companies; and

  facilitate business arrangements among our business units.

If the higher expenses are not accompanied by increased revenue, our earnings will be lower than anticipated or we may incur losses.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently leases approximately 5,500 square feet of office space in New York, New York, for its corporate offices from Ironwood Realty Corporation. Its use of this space and related facilities are subject to the terms of a four year lease between Ironwood Realty Corporation and the Company at a fixed monthly fee that expires in December 2008.

ZCS leases approximately 5,977 square feet of office space in Burlington, Massachusetts, from a third party at a fixed monthly fee that is expiring on June 30, 2011. ZCS also leases 7,489 square feet of office space in Carmel, Indiana, 3,936 square feet of office space in Mason, Ohio, 242 square feet in Detroit, Michigan, and 6,777 square feet in Jacksonville, Florida. These leases are with third parties at a fixed monthly fee and expire in June 2008, August 2009 and July 2009, respectively.

PDI leases approximately 3,064 square feet of office space in Aurora, Colorado from a third party at a fixed monthly fee. This lease expires in August 2008. PDI also leases approximately 200 square feet of space suitable for engaging in highly classified activities in Aurora, Colorado from a third party at a fixed monthly fee. This lease expires in November 2008.

In management’s opinion, these properties are in good condition and adequately covered by insurance. The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

In February 2000, the Company filed an action against Immunomedics, Inc. in the U.S. District Court in Wilmington, Delaware, to recover fees and related damages arising from Immunomedics' breach of an exclusive placement agency agreement dated August 20, 1999. The Company is seeking damages in excess of $500,000. Immunomedics asserted a counterclaim based on alleged delays in obtaining financing. On April 17, 2002, this case and the ensuing counterclaim were dismissed by the court with no settlement or award for either party. The Company filed a motion for reconsideration of the court's order, which was granted on June 12, 2002, and both parties filed motions for summary judgment on August 9, 2002. On March 21, 2003, the court denied Immunomedics' motion to dismiss the complaint and granted the Company's motion dismissing the counterclaim. On January 26-27, 2004, the Company’s complaint against Immunomedics was heard in a non jury trial held in U.S. District Court in Wilmington, DE. Final briefs from both sides were submitted on or before March 16, 2004. In 2006 the court rejected Zanett's suit. There are no other claims in this complaint.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett’s Common Stock, which trades under the symbol "ZANE", as reported in the NASDAQ Capital Market for each quarter during the two years ended December 31, 2006.

The following table shows quarterly low and high sales information for the Common Stock for each quarter during the two years ended December 31, 2006:

	High	Low
Year Ended December 31, 2006	$4.20	$1.08
First Quarter	4.20	2.88
Second Quarter	4.15	1.67
Third Quarter	3.25	1.30
Fourth Quarter	2.16	1.08

Year Ended December 31, 2005	$6.06	$2.91
First Quarter	6.06	3.40
Second Quarter	4.15	3.00
Third Quarter	4.61	3.04
Fourth Quarter	4.89	2.91

Records of Zanett’s stock transfer agent indicate that as of March 9, 2007, there were 29,337,112 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 234 holders of record and 2,859 holders whose shares are legally held by a broker. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans as of December 31, 2006.

Number of
securities
	Number of	Weighted-	remaining available
	securities to	average	for future issuance
	be issued upon	exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(exluding
	options,	options,	securities
	warrants and	warrants and	reflected in Column
Plan Category	rights (a)	rights (b)	a) (c)
Equity compensation
plans approved by
equity holders	7,307,868	$2.10	2,692,132
Equity compensation
plans not approved
by equity holders	0	0	0

Total	7,307,868	$2.10	2,692,132

The above table excludes options issued in connection with acquisitions, which were not covered under the Company's equity compensation plans.

Recent Sales of Unregistered Securities

On January 31, 2004, the Company issued 140,252 unregistered shares of restricted Common Stock to the former PDI shareholders as the stock portion of the contingent consideration paid based on PDI’s operating performance for the 12 months ended January 31, 2004. The shares were valued at $2.62 per share based on the December 31, 2004 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

On August 5, 2004 the Company issued 153,802 unregistered shares of restricted Common Stock to the former BBT shareholders as the stock portion of the contingent consideration paid based on BBT’s operating performance for the 15 months ended March 31, 2004. The shares were valued at $3.03 per share based on the March 31, 2004 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

On May 1, 2006 the Company issued 125,000 unregistered shares of restricted Common Stock to the executives of Data Road. The shares were valued at $3.00 per share. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On October 26, 2006, the Company issued 266,668 unregistered shares of restricted Common Stock to the former PDI shareholders as the stock portion of the contingent consideration paid based on PDI’s operating performance for the 12 months ended January 31, 2005. The shares were valued at $3.00 per share based on the December 31, 2005 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2007, the Company issued 238,640 unregistered shares of restricted Common Stock to the former Data Road shareholders as the stock portion of the contingent consideration paid based on Data Road’s operating performance for the 6 months ended October 31, 2006. The shares were valued at $1.42 per share based on the three day average before October 31, 2006 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

During 2005, six former BAB, Inc. option holders exercised stock options totaling in aggregate 2,036 shares of the Company’s Common Stock.

There were no options exercised in 2006.

The Company has historically repurchased shares in connection with its stock repurchase plan that was authorized by the Board of Directors and made effective May 1, 2003. The plan allows the Company to repurchase up to an aggregate 150,000 shares of its common stock from time to time in open market transactions. As of December 31, 2006 (and December 31, 2005), 59,658 shares of common stock had been repurchased under the program. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets. There were no shares repurchased in 2006.

Performance Graph

The graph set forth below compares the cumulative total returns to holders of common shares of Zanett with the cumulative total return of the Standard & Poor’s 500 Index and the cumulative total return to holders of common stock of a peer group that we have constructed for the period beginning December 31, 2001 through December 31, 2006. The peer group consists of Sapient Corp., Bearingpoint, Inc., Keane Inc., CGI Group, Inc., Maximus, Inc., Ciber, Inc., Management Network Group, Inc., Answerthink, Inc., Diamondcluster International, Inc., and Perot Systems Corporation. The index and peer group are included for comparative purposes only. They do not necessarily reflect management’s opinion that such index or peer group are an appropriate measure of relative performance of our common shares, and are not intended to forecast or be indicative of future performance of our common shares. The graph assumes that the value of the investment in the relevant stock or index was $100 on December 31, 2001 and that all dividends were reinvested. The closing market price of our common shares on December 29, 2006 was $1.40 per share.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zanett, Inc., The S & P 500 Index
And A Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06

Zanett, Inc.	100.00	107.80	127.80	256.10	167.32	68.24
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	48.41	70.37	70.98	67.55	66.21

Item 6. Selected Financial Data

You should read the following selected financial data and supplementary financial information together with our complete financial statements and the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which included herein.

	ZANETT CORPORATION
	SELECTED FINANCIAL DATA

	Years ended December 31
	2006		2005		2004		2003		2002
Revenues	$45,258,133	(1)	$34,891,556	(2)	$25,037,765	(3)	$16,320,468	(4)	$10,529,790	(5)
Income/(loss) from
continuing operations	(1,642,441)		(11,851,397)		(148,392)		1,151,587		(1,267,616)
(Loss)/income from
discontinued operations
net of taxes	(69,098)		(1,355,778)		(104,886)		59,438		-
(Loss) on sale of
discontinued operations	(56,299)		-		-		-		-
Net (Loss)/income	(1,767,838)		(13,207,175)		(253,278)		1,211,025		(1,267,616)
Basic and diluted
net (loss)/income
per common share:
Continuing operations	$(0.06)		$(0.40)		$0.00		$0.04		$(0.05)
Discontinued operations	$0.00		$(0.05)		$(0.01)		$0.04		$(0.05)
Consolidated Balance
Sheet Data (as of
end of period)
Total Assets	$31,153,427		$28,700,840		$27,433,638		$23,852,853		$15,460,602

Long Term Debt	$8,839,016		$3,757,591		$6,075,000		$6,075,000		$4,575,000

(1) Revenues in the Commercial Solutions segment grew 40% in the year ended December 31, 2006 to $36,843,382 from $26,241,878 during 2005. This increase was attributable to an additional $4.2 million contribution from Data Road, acquired in March 2006, and $3.9 million from the inclusion of WTP for the full year 2005 as compared to only nine months in the prior year, as well as the marketing expenses that were incurred in 2006. Our Government Solutions segment experienced a revenue decrease of 3% to $8,414,751 in 2006 from $8,649,678 in 2005.

(2) Revenues in our Commercial Solutions segment grew 56% in the year ended December 31, 2005 to $26,241,878 from $16,868,091 during 2004. This increase was attributable to an additional $5.3 million contribution from WTP, acquired in March 2005, and $5.5 million from the inclusion of INRANGE Global Consulting for the full year 2005 as compared to only eight months in the prior year. Our Government Solutions segment experienced a revenue increase of 6% to $8,649,678 in 2005 from $8,169,674 in 2004.

(3) Revenues in our Commercial Solutions segment grew 50% in the year ended December 31, 2004 to $16,868,091 from $11,281,012 during 2003. This increase was primarily attributable to an additional $6.3 million from INRANGE Global Consulting, acquired in April 2004. Our Government Solutions segment experienced a revenue increase of 42% to $8,169,674 in 2004 from $5,767,796 in 2003, which reflects an additional month of contribution and an increase in the demand for its services.

(4) We had net revenues of $16,320,468 for the year ended December 31, 2003, compared with $10,529,790 in 2002. This increase of $6,519,018, or 62%, was primarily related to our growth from the acquisition of additional operating companies. We benefited somewhat from this modest resurgence in demand but grew primarily from our acquisition of PDI in January 2003.

(5) Service revenues were $10,529,790 for the year ended December 31, 2002, representing revenues of Back Bay Technologies, Inc. for the entire year and revenues in 2001 were $339,726, representing BBT's consulting service activities for the three-week period subsequent to BBT's acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report. This section also contains forward-looking statements and is subject to the “Disclosure Regarding Forward-Looking Statements” in Part I of this report.

2006 versus 2005 - Results of Operations

The following table summarizes and compares our operating performance for the year ended December 31, 2006 versus December 31, 2005.

	Fiscal Year Ended December 31,		Increase/(Decrease)

	2006	2005	$	%
	--------------------------------------------------------------------------------------------------------
Revenues:
Commercial	$36,843,382	$26,241,878	$10,601,504	40%
Government	$8,414,751	$8,649,678	$(234,927)	(3%)
	--------------------------------------------------------------------------------------------------------
	$45,258,133	$34,891,556	$10,366,577	30%

Cost of Revenues:
Commercial	$25,888,890	$19,510,463	$6,378,427	32%
Government	$5,579,647	$5,672,588	$(92,941)	(2%)
	--------------------------------------------------------------------------------------------------------
	$31,468,537	$25,183,051	$6,285,486	25%

Gross Margin	30.5%	27.8%		2.7%

Selling and Marketing:
Commercial	$4,782,161	$3,303,729	$1,478,432	45%
Government	$144,851	$122,311	$22,540	18%
	--------------------------------------------------------------------------------------------------------
	$4,927,012	$3,426,040	$1,500,972	44%

General and Administrative:
Commercial	$3,619,506	$6,709,310	$(3,089,804)	(46%)
Government	$1,678,551	$1,765,261	$(86,710)	(5%)
	--------------------------------------------------------------------------------------------------------
	$5,298,057	$8,474,571	$(3,176,514)	(37%)

Segment operating (loss)/income:
Commercial	$2,552,826	$(3,281,624)	$5,834,450	(178%)
Government	$1,011,702	$1,089,518	$(77,816)	(7%)
	--------------------------------------------------------------------------------------------------------
	$3,564,528	$(2,192,106)	$5,756,634	(263%)

Corporate Expense	$3,145,944	$8,347,629	$(5,201,685)	(62%)
	--------------------------------------------------------------------------------------------------------
Operating (loss)/income on
continuing operations:	$418,584	$(10,539,735)	$10,958,319	(104%)

Interest Expense, Net	$(1,952,978)	$(1,316,506)	$636,472	(48%)
Other Income/(Expense)	$38,537	$31,197	$7,340	24%
Income tax provision	$146,584	$26,353	$120,231	456%
	--------------------------------------------------------------------------------------------------------

Net loss from continuing
operations after income taxes	$(1,642,441)	$(11,851,397)	$10,208,956	(86%)
	--------------------------------------------------------------------------------------------------------

Loss from discontinued
Operations, net of taxes	$(69,098)	$(1,355,778)	$1,286,680	95%
	--------------------------------------------------------------------------------------------------------

Loss on sale of discontinued
Operations, net of taxes	$(56,299)	$-	$(56,299)
	--------------------------------------------------------------------------------------------------------

Net Loss	$(1,767,838)	$(13,207,175)	$11,439,337	87%
	========================================================================================================

2006 was a strong year in the Commercial Solutions segment as the results of the consolidation of the commercial business began to take effect. The Government Solutions segment saw a slight decline in demand as the dollars for developmental projects which they were engaged on were diverted to the current war effort.

In the Commercial Solutions segment the industry consolidation of Oracle, PeopleSoft, JD Edwards and Seibel that prompted our internal consolidation in July 2005 of the acquired business showed strong synergies in 2006. Additionally, in May 2006 ZCS acquired Data Road of Jacksonville, Florida. Founded in 2001, Data Road is a dedicated Oracle services company with specialization in managed services and remote hosting. Data Road provides managed services and consulting services throughout the United States.

Revenues in our Commercial Solutions segment grew 40% for the year ended December 31, 2006 to $36,843,382 from $26,241,878 during the year ended December 31, 2005. This increase was attributable to an additional $4.2 million contribution from Data Road, acquired in May 2006, and $3.8 million from the inclusion of WTP for the full year 2006 as compared to only nine months in the prior year, but also from organic growth as a result of the marketing expenses which were incurred in 2006.

Our Government Solutions segment revenues declined 3% year-over-year. This decline was attributable to the diversion of funds for advanced technology projects on which this segment is engaged, to the current war effort.

The businesses we acquired in our Commercial Solutions segment subsequent to January 1, 2005 contributed to the year-over-year increases in revenues and expenses as follows:

	Date of	Contribution	Contribution
Acquired Business	Acquisition	to Revenues	to Expenses
Whitbread Technology Partners	March 1, 2005	$3,762,562	$2,925,821

Data Road	May 1, 2006	$4,153,001	$3,873,550
		$7,915,563	$6,799,371

Due to the increase in revenues and gross margin in fiscal 2006, the Commercial Solutions segment had operating income of $2,552,826 as compared to an operating loss of $3,281,624 in 2005. The operating loss in 2005 was impacted by a goodwill impairment charge of 3,384,635.

Meanwhile, as the monies scheduled for the projects which were directed to the Government Solutions segment continued to be shifted to the current war effort, revenue for the year ended December 31, 2006 was affected. Revenues for the year ended December 31, 2006 in this segment were $8,414,751, versus $8,649,678 for the year ended December 31, 2005, a decrease of 3%.

In addition to the decreased revenue, this segment saw its gross margins fall from 34.4% for the year ended December 31, 2006 to 33.7% in the year ended December 31, 2006. As a result of the decreases in revenue and gross margin, operating income in this segment for the year ended December 31, 2006 was $1,011,702 versus $1,089,518 for the year ended December 31, 2005.

Non-operating expenses and other

Corporate, general and administrative expenses for the year ended December 31, 2006 were $3,145,944 which includes $758,755 in non-cash charges related to stock based compensation. Corporate, general and administrative expenses for the year ended December 31, 2005 were $8,347,629. This reduction of $5,201,685 in 2006 versus 2005 can be attributed to a reduction in stock based compensation as well as a reduction in professional fees in 2006.

In October 2005 we performed our annual test for impairment of goodwill and concluded that the difficult market for our Commercial Solutions segment had impaired the carrying value of goodwill within that segment. We therefore recorded a non-cash charge for impairment of goodwill in the amount of $3,384,635.

There is no impairment charge for the year ended December 31, 2006.

Consolidated Net(Loss)/Income

On a consolidated basis, the effect of the increases and decreases in revenue and the components of operating expenses discussed above resulted in a loss from continuing operations of $1,642,441 for the year ended December 31, 2006.

Net interest expense for the year was $1,952,978 attributable to higher borrowings in 2005 and 2006 as a result of the acquisitions of WTP and Data Road and short term working capital borrowings, and interest expense associated with our Renewable Unsecured Subordinated Notes. For more information regarding the Renewable Unsecured Subordinated Notes see Note 17 to the Consolidated Financial Statements included elsewhere in this report.

Other income was $38,537 for the year ended December 31, 2006. Taking these additional items into account, our loss from continuing operations before income taxes was $1,495,857 for the year ended December 31, 2006.

In addition, we recorded a loss from the discontinued operations of Delta, net of tax, of $69,098 for the twelve months ended December 31, 2006. Additionally, we recorded a charge of $56,299 on the sale of Delta in 2006.

We recorded an income tax provision of $146,584 for the year ended December 31, 2006, compared to a provision of $26,353 for 2005.

As a result of all of the above, for the year ended December 31, 2006, we reported a consolidated net loss of $1,767,838.

Although there can be no assurance that our performance will improve in 2007, with these significant non-cash expenses and restructuring charges behind us, we believe we have laid the groundwork for an improved 2007.

Commercial Solutions

Revenues in our Commercial Solutions segment grew 40% in the year ended December 31, 2006 to $36,843,382 from $26,241,878 during 2005. This increase was attributable to an additional $4.2 million contribution from Data Road, acquired in May 2006, and $3.9 million from the inclusion of WTP for the full year 2005 as compared to only nine months in the prior year.

Costs of revenues, however, increased 33% to $25,888,890 during the year ended December 31, 2006, versus $19,510,463 for the prior year. This increase was partly attributable to the addition of Data Road and the inclusion of WTP for the full year 2006 versus nine months in 2005. Gross margins in fiscal 2006 increased to 30% of revenues from 28% in fiscal 2005. The primary driver for this increase in gross margin is an increase in billable rates.

In an effort to grow our revenues, selling and marketing expenses increased, by $1,478,432, or 45%, to $4,782,161 for the year ended December 31, 2006, as compared with $3,303,729 during 2005. This increase in our marketing efforts has been instrumental in fueling our organic growth and the growth in our acquired companies.

General and administrative expenses for the year ended December 31, 2006, were $3,619,506 as compared with $6,709,310 during 2005, representing a decrease of $3,089,804 or 46%. Included in this amount in 2005 is a goodwill impairment charge of $3,384,635. The increase of $294,831 is due to the full year effect of the WTP and Data Road acquisition.

Our Commercial Solutions segment had an operating profit of $2,552,826 for the year as compared to $3,281,624 in operating loss in the year ended December 31, 2005.

Government Solutions

Our Government Solutions segment experienced a revenue decrease of 3% to $8,414,751 in 2006 from $8,649,678 in 2005. This decrease is a result of monies which were scheduled for the projects directed to the Government Solutions segment being shifted to the current war effort. Costs of revenues, principally compensation costs for professional staff, decreased 2% to $5,579,647 during the year ended December 31, 2006, versus $5,672,588 in the prior year. Gross margin increased slightly from 34% in 2006 as compared to 33.7% in 2005.

Selling and marketing expenses increased to $144,851 in the current year versus $122,311 during the year ended December 31, 2005. This increase in costs was primarily due to an increase in the use of outside consultants in 2006 as compared to 2005.

General and administrative expenses for the year ended December 31, 2006 were $1,678,551 as compared with $1,765,261 in the prior year, representing an increase of $86,710, or 5%. This change is a result of a reduction in overhead support staff, reduction in facility expenses and a decrease in salary and wages in 2006 as compared to 2005.

As a result of the decrease in revenues and gross profit, operating income in the Government Solutions segment for the year ended December 31, 2006 decreased to $1,011,702 from $1,089,518 for the same period last year.

In view of the redeployment of funds to very specific, current-war-effort-supporting projects and away from the more general future technology projects on which our Government Solutions segment has worked, we have changed our growth strategy in this segment. We are moving towards becoming a prime contractor on projects rather than just a sub-contractor, and also plan to grow organically by presenting innovative solutions for problems we encounter doing our other work. The change that is taking place at the Department of Defense and within the intelligence community has ushered in a new era of collaboration and interest in finding better ways of doing things. Late in 2006 we established what we call the Paragon Engineering Center, which is our skunk works for developing innovative solutions that can make a difference in how things are done in the classified world. We have already started to see some traction with this initiative and anticipate it will bring us new business from existing customers, and new business from new customers, in 2007.

In addition, given the outward deployment of resources and dollars to the current war effort, we have opened up intel engineering offices in new locations. Thus, we believe that in 2007 our Government Solutions segment will experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff who have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as September 11th terrorist attacks could also dramatically affect this segment’s results.

Corporate

Corporate general and administrative expenses for the year ended December 31, 2006, were $3,145,944 versus $8,347,629 in 2005. The decrease was primarily attributable to a decrease in professional fees, salary and non-cash stock based compensation charge. The decrease in professional fees and salaries was a result of several austerity measures which we implemented in the first quarter of 2006 to significantly reduce our corporate overhead.

Impairment

As noted above, our Commercial Solutions segment experienced a significant increase in its cost of revenues and operating expenses. The annual test for impairment of goodwill conducted as of October 1, 2005 resulted in a non-cash charge for impairment of goodwill in the amount of $3,384,635. No impairment was recorded in 2006.

Consolidated Net Income/ (Loss)

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in operating income of $418,584 for the year ended December 31, 2006 as compared to an operating loss of $10,539,735 in the prior year.

Net interest expense increased $634,537, or 48%, to $1,951,043 in the year ended December 31, 2006 from $1,316,506 in 2005. The increase was principally attributable to higher borrowings in 2005 as a result of the acquisition of Data Road and short term working capital borrowings.

Other income increased to $36,602 for the year ended December 31, 2006 versus $31,197 for 2005.

Taking these additional charges into account, our loss from continuing operations before income taxes was $1,495,857 for the year ended December 31, 2006 versus a loss of $11,825,044 for the year ended December 31, 2005.

Loss from the discontinued operations of Delta net of tax was $69,098 for the twelve months ended December 31, 2006 and $1,355,778 for the twelve months ended December 31, 2005. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006; this sale was resulted in a loss on sale of discontinued operations of $56,299 in 12 months ended December 31, 2006.

We recorded an income tax provision of $146,584 for the year ended December 31, 2006, compared to a provision of $26,353 for 2005.

As a result of all of the above, for the year ended December 31, 2006, we reported a net loss of $1,767,838 as compared to a net loss of $13,207,175 for 2005.

2006 Organizational and Fiscal Austerity Measures

In January and February 2006 we undertook a number of organizational changes that we believe will improve the performance of our operating companies, decrease corporate overhead and favorably impact the profitability of our company.

Effective February 1, 2006 Charles Deskins was appointed President of ZCS, replacing Robert Wise, who will focus on new business and partner development. Mr. Deskins is a seasoned information technology executive whom we expect to have a positive impact on the growth and performance of ZCS.

Effective February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy, who had resigned from the Company. Also effective February 10, 2006, Jack M. Rapport, formerly the Chief Financial Officer, was appointed President of our company, and Kenneth DeRobertis formally the Controller, was appointed Chief Financial Officer. In addition, Pierre-Georges Roy resigned from his position as Zanett’s Chief Legal Officer effective June 30, 2006, and resigned from our company effective June 30, 2006. Mr. DeRobertis resigned from our company, effective upon the close of business on June 30, 2006. In July 2006, Dennis Harkins was appointed Chief Financial Officer.

A number of austerity measures were also initiated at the beginning of 2006, including reductions in corporate headcount, with resultant decreases in payroll expense, planned reductions in public and institutional relations, and professional fee outlays. These measures are designed to reduce corporate expenses and thus favorably impact the results of operations of our company in 2006. As a result of these measures, corporate expenses net of stock based compensation (see table below) decreased by $635,345 in the year ended December 31, 2005 as comparable to the year ended December 31, 2004.

	December 31, 2005	December 31, 2004	Variance
Total Corporate Expense	$3,145,944	$8,347,629	(5,201,685)
Stock Based Compensation	758,755	5,325,095	4,566,340
	$2,387,189	$3,022,534	(635,345)

2005 versus 2004 – Results of Operations

2005 was a year in which we faced negative forces in the Commercial Solutions segment of our business and positive forces in the Government Solutions segment of our business, producing mixed results.

In our Commercial Solutions segment, the acquisition by Oracle, Inc. of PeopleSoft, which had previously acquired JD Edwards and Siebel Systems, caused many of our customers to postpone or cancel IT projects while they waited for Oracle to reveal its new strategy. Curtailed demand placed strong pressure on rates paid by our customers while cross-training and lower workforce utilization both increased costs. The results were decreased gross and operating margins in this segment.

Anticipating Oracle's moves, in late 2004 we intensified our search for an Oracle-centric solutions company. On March 1, 2005, we acquired Whitbread Technology Partners, Inc., (“WTP”) based in Stoneham, Massachusetts. WTP is an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

Oracle's consolidation of JD Edwards, PeopleSoft and Siebel and its announced plans to fuse the software code of these disparate platforms and consolidate the marketing of their features prompted us to also consolidate our commercial business units. On July 1, 2005, Back Bay Technologies, Inc., INRANGE Global Consulting (our PeopleSoft consultancy which had previously been merged with Brandywine Computer Group, our JD Edwards consultancy) and WTP were merged with and into our wholly-owned subsidiary, Zanett Commercial Solutions, Inc. (“ZCS”). This consolidation of our commercial practices into one accounting and legal entity is designed to help us achieve back office economies of scale and increase our ability to leverage marketing and professional resources across this segment.

During 2005 we also made the decision to exit the non-core communications hardware business in which Delta is engaged. In December 2005 we entered into a letter of intent to sell Delta to its former owner. The sale of Delta was completed on March 7, 2006. (See Note 9 of our Consolidated Financial Statements) This divestiture will allow management to focus on ZCS' Oracle-centric solutions activities.

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

The strategic businesses we acquired in our Commercial Solutions segment subsequent to January 1, 2004 contributed to the year-over-year increase in revenues and expenses as follows:

		Contribution	Contribution
	Date of	to	to
Acquired Business	Acquisition	Revenues	Expenses
Inrange Global Consulting	April 24, 2004	$5,472,000	$5,306,000

Whitbread Technology Partners	March 1, 2005	5,327,000	5,446,000

		$10,799,000	$10,752,000

	Fiscal Year Ended December 31,		Increase/(Decrease)

	2005	2004	$	%
Revenues:
Commercial	$26,241,878	$16,868,091	$9,373,787	56%
Government	8,649,678	8,169,674	480,004	6%
	$34,891,556	$25,037,765	$9,853,791	39%

Cost of Revenues:
Commercial	$19,510,463	$10,735,154	$8,775,309	82%
Government	5,672,588	5,360,335	312,253	6%
	$25,183,051	$16,095,489	$9,087,562	56%

Selling and Marketing:
Commercial	$3,303,729	$1,824,493	$1,479,236	81%
Government	122,311	234,984	(112,673)	(48%)
	$3,426,040	$2,059,477	$1,366,563	66%

General and Administrative
Commercial	$6,709,310	$2,481,788	$4,227,522	170%
Government	1,765,261	1,325,849	439,412	33%
	$8,474,571	$3,807,637	$4,666,934	123%

Segment Operating (loss)/income:
Commercial	$(3,281,624)	$1,826,656	$(5,108,280)	(280%)
Government	1,089,518	1,248,506	(158,988)	(13%)
	$(2,192,106)	$3,075,162	$(5,267,268)	(171%)

Corporate Expense	$8,347,629	$2,428,184	$5,919,445	244%

Operating (loss)/income on
continuing operations:	$(10,539,735)	$646,978	$(11,186,713)	(1729%)

Interest Expense, Net	$(1,316,506)	$(730,130)	$(586,376)	80%
Other Income / (Expense)	31,197	155,129	(123,932)	(80%)
Income tax provision	26,353	220,369	(194,016)	(88%)

Net loss from continuing
operations after income taxes	$(11,851,397)	$(148,392)	$(11,703,005)	7887%

Loss from discontinued operations,
net of taxes	(1,355,778)	(104,886)	(1,250,892)	1193%

Net loss	$(13,207,175)	$(253,278)	$(12,953,897)

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

General and administrative expenses for the year ended December 31, 2005 were $1,765,261 as compared with $1,325,849 in the prior year, representing an increase of $439,412, or 33%. This increase was primarily due to a full year’s depreciation expense related to capitalized costs associated with software developed for internal use in the amount of $52,172 and $377,577 in compensation and related payroll costs for additional personnel having the skills and government clearance required for employment in this segment which was required to match our business growth.

As a result of the increase in general and marketing expenses, operating income in the Government Solutions segment for the year ended December 31, 2005 decreased to $1,089,518 from $1,248,506 for the same period last year.

We believe that in 2006 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited by its ability to recruit, attract and hire professional staff that have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment’s results.

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

Impairment

As noted above, our Commercial Solutions segment experienced a significant increase in its cost of revenues and operating expenses. The annual test for impairment of goodwill conducted as of October 1, 2005 resulted in a non-cash charge for impairment of goodwill in the amount of $3,384,635. No impairment was recorded in 2004.

Consolidated Net (Loss)/Income

On a consolidated basis, the effect of these increases and decreases in revenue and the components of operating expenses resulted in an operating loss of $10,539,735 for the year ended December 31, 2005 as compared to an operating profit of $646,978 in the prior year.

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

Taking these additional charges into account, our loss from continuing operations before income taxes was $11,825,044 for the year ended December 31, 2005 versus income of $71,977 for the year ended December 31, 2004.

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

As a result of all of the above, for the year ended December 31, 2005, we reported a net loss of $13,207,175 as compared to a net loss of $253,278 for 2004.

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

The following discussion reviews the critical accounting policies and items incorporated in the Company’s financial statements that required the use of significant management estimates. The following listing is not intended to be a comprehensive list of all of Zanett’s accounting policies. The Company's significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.

The Company has identified revenue recognition, stock based compensation, purchase accounting, and the evaluation of the carrying value of goodwill and other intangibles as critical accounting policies of the Company.

Revenue Recognition

The Company earns revenue primarily from IT professional services and, until the sale of Delta in March 2006, also from the sale of IT hardware.

IT Professional Services

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion. The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Shared Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Purchase Accounting

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair market value of the acquired companies’ tangible assets, intangible assets (such as customer lists, and long term contracts) and liabilities.

Evaluating the Carrying Value of Goodwill

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the estimated fair value based of each of the Company’s reporting units to the carrying value of their respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess. The estimation of fair values of each reporting unit is based on assumptions and estimates prepared by management which are highly subjective.

Intangibles and Long-Lived Assets

Intangibles and long-lived assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of intangible and long-lived assets are reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future; undiscounted cash flows associated with the asset, and compare that to the carrying value. If the carrying value exceeds the estimated cash flows, the asset is written down to its estimated fair value. The cost of intangibles is based on the estimated fair values calculated as of the date of acquisition of the related company. Such estimates are based on highly subjective estimates made by management.

Liquidity and Capital Resources

At December 31, 2006 the Company had cash and cash equivalents of $622,182 representing a 14% increase or $74,769, from the December 31, 2005 year-end balance of $547,413. This increase was a result of the increased operating performance in our Commercial Solutions segment.

Cash used in operating activities was $120,034 for the year ended December 31, 2005 as compared to cash used in operations of $3,660,300 in 2005. The inflows in 2006 was primarily due to the net loss for the year of $1,767,838 which was partly offset by non cash charges of $644,507 for depreciation and amortization, as well as $1,162,486 of non-cash stock based compensation. In addition to these non-cash charges, there was a decline in accounts payable which was offset by an increase in accrued expenses.

Cash used in investing activities was $1,486,221 for the period ended December 31, 2006 as compared to $3,636,102 in 2005. The 2006 outflow primarily reflects our acquisition of Data Road for $375,000 and contingent purchase consideration payments of $802,275, as well as various capital expenditures.

Cash provided by financing activities for the year ended December 31, 2006 was $1,640,178 as compared to $6,007,621 for 2005. In 2006 we issued $1,000,000 in promissory notes to a related party. Additionally we had an increase of $1,049,710 in our line of credit to help fund our growth. In 2005, we funded the WTP acquisition by borrowing $1,900,000 from our revolving credit facility with Fifth Third Bank. We borrowed an additional $1,700,000 from this revolving credit facility for general working capital purposes. In addition, in February 2005 we announced that our registration statement filed on November 15, 2004 with the Securities and Exchange Commission to register up to $50 million in renewable unsecured subordinated notes had gone effective. Through December 31, 2006, we had issued $2,079,684 in renewable unsecured subordinated notes net of redemptions.

On December 30, 2005, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note requires quarterly cash payments for interest, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be prepaid without penalty.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note requires quarterly cash payments for interest, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be prepaid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to a principal shareholder of the Company. The note requires quarterly cash payments for interest, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be prepaid without penalty.

On March 30, 2006, the maturity dates of all the promissory notes described above were extended from January 2, 2007 to May 31, 2007. In addition, we have extended the maturity dates of another outstanding promissory note in the amount of $1,5000,000 to a third party from January 2, 2007 to March 15, 2009.

On October 14, 2006, we entered into a two year line of credit arrangement with Bruno Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of our outstanding common stock, which provided us with access to up to $5 million to repay our credit facility with Fifth Third Bank or for working capital needs. On December 1, 2006 the Company initiated borrowings on the line of credit, evidenced by a new promissory note (the “New Note”). Approximately $4,551,843 of the proceeds of the New Note was used to repay in full the Company's credit facility with Fifth Third Bank, which expired by its terms on November 30, 2006, with the remainder of the proceeds of the New Note being held on deposit with Fifth Third Bank. The New Note was repaid in its entirety upon the closing of the LaSalle loan and security agreement, as discussed below. Therefore, at December 31, 2006, the balance under the line of credit arrangement was zero. This arrangement has been terminated.

On December 21, 2006 we entered into a loan agreement and established an $8 million loan facility with LaSalle Bank National Association. The available credit is based on 80% of eligible accounts receivable and up to a maximum of $10 million. At December 31, 2006 the loan balance was $6,219,710. The loan has an expiration date of December 21, 2009.

In addition to the foregoing arrangements, in February 2007 we entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line of credit is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. We drew $1,100,000 on the line of credit on February 21, 2007, and an additional $100,000 on March 7, 2007. On March 16, 2007, we repaid $250,000 on this line of credit.

Also, on February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group, discussed above.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash burn, the Company may implement further measures to reduce operating costs in addition to those taken in February 2006. However, the Company may require additional capital or other sources of financing. We are currently exploring other sources of capital, including equity capital, to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, will be available when needed, if at all, on terms acceptable to us. If we cannot raise additional funds as needed, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

To further minimize cash outlays, we expect to continue to supplement compensation for both existing and new employees with equity incentives where possible. We believe that this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively. To support this strategy, the stockholders of the Company, at its annual meeting in June 2005, approved an amendment to the Zanett, Inc. Incentive Stock Plan (“Stock Plan”) that increased the number of equity securities that can be issued under the plan from 7,000,000 shares to 10,000,000 shares. While this increase allows us greater flexibility in its use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders.

The Company's Board of Directors authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of our Common Stock from time to time in open market transactions. As of December 31, 2006, we had repurchased 59,658 shares of our Common Stock at a cost of $179,015. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

During 2006, we experienced the following other changes in our financial commitments.

  We paid the former shareholders of PDI contingent consideration of $382,750 in cash and 391,864 shares of Common Stock that was valued at $1,195,622

  We paid the former shareholders contingent consideration of $200,000

  As part of the INRANGE Global Consulting acquisition in April 2004, we had a commitment to pay additional consideration comprised of a payment of $500,000 on the first anniversary of the Closing and payments of $400,000 in each of the next three successive annual periods. The seller was also eligible to receive contingent consideration in each of the four successive annual periods commencing on May 1, 2004 based upon the operations of ICC in each period. The contingent consideration in each period consists of a payment equal to 10% of the net income of ICC for that period, provided that the cumulative sum of all such contingent consideration does not exceed $2,000,000. On June 30, 2005 the Company paid the additional consideration due on the first anniversary. On October 1, 2006, the Company entered into and agreement with McData Corporation, and the successors to the Company which they acquired INRANGE
  Global Consulting in regards to the additional consideration due as partof the initial agreement. Zanett agreed to pay McData $33,333 per monthfrom October 2, 2006 through March 3, 2007, $16,666.67 per month (fortwelve months) from April 2, 2007 through March 2, 2008. The Companyshall pay $400,000 (plus one year interest at 6%) on April 2, 2008 andApril 2, 2009. The Company paid McData $99,999 in 2006, under this agreement.

  The Company entered into agreements with the former owner of WTP for the contingent consideration and tax true up as a result of the acquisition.
  Regarding the contingent consideration the Company has agreed to pay$432,000 beginning January 2007 and ending April 15, 2009. The firstpayment in January is for $60,000 and the remaining twenty seven paymentsare for $12,000 with the exception of the April 2007, July 2007, October2007 and January 2008, which are $24,000. The tax true up agreementrelates to the tax effect of the purchase and the Company reimbursing theowner for the owners tax burden the Company has agreed to pay $239,124over a twelve month period. In 2006 the Company has paid $119,562 towards this agreement.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at December 31, 2006. The table should be read together with the notes to the Consolidated Financial Statements.

					Due
					after
		Due in less	Due in one to	Due in three	five
Obligation	Total	than one year	three years	to five years	years
Contingent consideration for
acquisition of Data Road (1)	$187,500	$187,500	-	$-	-
Contingent consideration for
acquisition of ICC (2)	1,147,999	249,998	898,001	-	-
Contingent consideration for
acquisition of WTP (3)	551,562	347,562	204,000	-	-
Notes payable to related party (4)	7,672,452	728,250	6,944,202	-	-
Notes payable to third party (5)	4,226,244	588,575	3,637,669	-	-
Bank line of credit (6)	6,219,710	-	6,219,710	-	-
Non-cancelable office lease (7)	4,711,452	984,036	2,206,216	1,521,200	-

Total	$24,716,919	$3,085,921	20,109,798	$1,521,200	$-

(1) Contingent consideration payable to the former shareholders as part of the Company's acquisition of Data Road in May 2006.

(2) Additional consideration for ICC comprising of payments of $33,333 per month from October 2, 2006 through March 2, 2007, $16,666.67 per month for twelve months from April 2,2007 through March 2, 2008. The Company shall pay $400,000 (plus one year interest at 6%) on April 2, 2008 and April 2, 2009. The Company paid McData $99,999 in 2006 under this agreement.

(3) Contingent consideration payable to the former WTP shareholders as part of the Company’s agreements regarding the former owner of WTP for the contingent consideration and tax true up as a result of the acquisition. Regarding the contingent consideration the Company has agreed to pay $432,000 beginning January 2007 and ending April 15, 2009. The first payment in January is for $60,000 and the remaining twenty seven payments are for $12,000 with the exception of the April 2007, July 2007, October 2007 and January 2008, which are $24,000. The tax true up agreement relates to the tax effect of the purchase and the Company reimbursing the owner for the owners tax burden the Company has agreed to pay $239,124 over a twelve month period. In 2006 the Company has paid $119,562 towards this agreement.

(4) Notes payable to a principal shareholder of the Company totaling $6,075,000 that mature on March 15, 2009 and related interest expense.

(5) Renewable unsecured subordinated notes including interest expense and a note payable including interest expense to a third party in the amount of $1,500,000 that matures on March 15, 2009 and related interest expense.

(6) The credit accommodation that was established in 2006 with LaSalle National Bank had an outstanding balance of $6,219,710 at December 31, 2006 and is due to expire on December 21, 2009.

(7) The Company, ZCS and PDI lease their main offices under non-cancelable operating leases that expire in December 2008, June 2008, August 2009 and August 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At December 31, 2006, the future minimum lease payments under these leases were $4,711,452.

The Company’s liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

  We maintain our cash balances and money-market instruments with three separate institutions of high credit quality to minimize our exposure.

  We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. During 2006, no one customer accounted for more than 8% of revenues. During 2005, one customer accounted for approximately 10% of revenues. At December 31, 2006 and December 31, 2005, the Company did not have a customer account that accounted for over 10% of accounts receivable.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning October 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not expect the adoption of FIN 48 to be material.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2006, the Company had borrowings of $6,219,710 million under the revolving credit facility with LaSalle National Bank. The effect of a 100 basis points increase or decrease in interest rates would not have a material effect on the Company’s results from operations.

Item 8. Financial Statements and Supplemental Data

The Company’s Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 30, 2006, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm.

We disclosed in our Form 10-KSB for the fiscal year ended December 31, 2005 and in our Forms 10-Q for the interim periods from January 1, 2006 through March 31, 2006, April 1, 2006 through June 30, 2006, and July 1, 2006 through September 30, 2006, that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting due to insufficient accounting resources to ensure there are appropriate controls over the financial reporting and closing process or to ensure significant non-routine transactions are accounted for in accordance with GAAP. This material weakness resulted in material audit adjustments in order to present the 2005 annual financial statements in accordance with GAAP. In connection with the above matter, Deloitte & Touche LLP notified us in writing of the material weakness, and we reported this material weakness as a "reportable event" as defined in Item 304(a)(1)(v) of Regulation S-K (a "Reportable Event"). The Audit Committee and the Company discussed the Reportable Event and material weakness with Deloitte & Touche LLP.

Effective May 30, 2006, the Audit Committee engaged Amper, Politziner & Mattia, P.C. as our independent registered public accounting firm for the year ending December 31, 2006, which engagement was ratified by our stockholders at our 2006 annual meeting of stockholders.

Item 9A. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the design and operation of the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described in the following paragraph.

In connection with its audit of the Company’s financial statements for the fiscal year ended December 31, 2006, the Company’s independent registered public accounting firm, Amper, Politziner & Mattia, P.C. (“AP&M”), informed management and the Board of Directors that it had noted certain conditions which it had concluded, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting. AP&M noted that, before the audited financial statements for fiscal year 2006 contained in this Annual Report were finalized, (1) certain audit adjustments were made to such financial statements after being identified by AP&M; (2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M and (3) certain account analyses were either not accurately completed and/or not completed in a timely manner.

The Company intends to hire additional staff with the requisite knowledge and/or ensure adequate training of our existing resources to ensure that this weakness is properly addressed and remedied. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

During the fourth fiscal quarter covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions are set forth below:

Name	Age	Title	Since
---------------------	-------	--------------------------	-------
Claudio M. Guazzoni	44	Chairman, Chief Executive	2000
		Officer and Director
Jack M. Rapport	54	President	2001
Dennis Harkins	44	Chief Financial Officer	2006
L. Scott Perry	58	Director	2001
Jay W. Kelley	65	Director	2003
William H. Church	60	Director	2004
Leonard G. Goldstein	57	Director	2005
R. Evans Hineman	72	Director	2005
Chuck Deskins	45	President ZCS	2006
Doug Hartmann	45	President PDI	1997

All terms of office are for one year.

Claudio M. Guazzoni – Mr. Guazzoni was named Chief Executive Officer of Zanett, Inc. effective as of the close of business on February 10, 2006, after serving as President of Zanett, Inc. since he co-founded the Company in 2000. Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President. At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of young technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group. His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion provides Zanett with expertise in international finance and deal structuring.

Jack M. Rapport – Mr. Rapport was named President of Zanett, Inc. in February 2006 after serving as the Chief Financial Officer since April 2001. Prior to such time, Mr. Rapport served as the interim Chief Financial Officer of Adept, Inc. and then as Vice President of Corporate Development for Coriva, Inc., a wholly-owned subsidiary of Adept, Inc., since early 2000. From 1998 to early 2000, Mr. Rapport served as President and Chief Executive Officer of Whitehall Capital Associates, Ltd., a financial services company, in 1998 and Wyndham Capital Management, Ltd., a financial consulting firm, in 1999. From 1995 to 1997, Mr. Rapport was the Executive Vice President and Chief Financial Officer of The Pharmacy Fund, Inc., a healthcare finance company. In total, Mr. Rapport has over thirty years of financial and business experience in both public and private corporate settings including: Bank of America, Manufacturers Hanover Trust Co. (now JPMorganChase) and Blue Cross and Blue Shield of Maryland.

Dennis Harkins – Mr. Harkins was named Chief Financial Officer of Zanett, Inc. effective as of the close of business on June 30, 2006. Previous to Zanett, Mr. Harkins was Director of Sales and Planning for almost ten years at MSC Industrial Supply, a $1.3 billion direct marketing firm dealing with various industrial products in the United States; in this position he was responsible for the budget and forecast for over 100 branches with operating expenses of over $250 million. Earlier in his tenure he was the Director of IT Business Development where he managed over 80 IT professionals with a budget of over $20 million. He started at MSC in 1996 as the Director of Accounting where he oversaw the accounting, accounts payable and accounts receivable areas. Prior to MSC, Mr. Harkins was the Controller for Arbor Property Trust and Real Estate Investment Trust with headquarters in Conshohocken, Pennsylvania

L. Scott Perry - Mr. Perry was with AT&T Corporation from January 1997 until his retirement in January 2002. During this period, he served as Vice President - Advanced Platform Systems from January 1997 to May 1998, Vice President - Strategy and Alliances from May 1998 to December 1999 and Vice President of Strategy & Business Development from January 2000 until his retirement. In these roles, he was responsible for building and refining the business strategy of AT&T and leading the development of growth plans which included close and effective relationships with other computer and networking product and service firms. Mr. Perry and his team led AT&T Corporation’s 1998 acquisition of IBM’s Global Network business. Before joining AT&T, Mr. Perry was with IBM for almost sixteen years. During that time he held a number of marketing and sales executive positions, culminating in his last assignment as General Manager, Academic Computing Information Systems, an independent business unit with responsibility for strategy, development, marketing and support of information systems to the higher education marketplace.

Mr. Perry currently serves as President and a member of the board of directors of GPXS, a private Wireless application and services company. In the recent past he has served as chairman of INEA, a private Business performance management software company, Chairman of SmartServ Online, a NASDAQ listed wireless application provider, and was on the audit committee and board member of Viacore, a corporate supply chain services company. He has also been an advisor and Operating Partner of Global Communications Partners, an early stage venture capital fund based in Menlo Park, California. In addition to his board and advisory responsibilities, Mr. Perry is the founder and principal of Cobblers Hill Group, based in Weston, Connecticut, through which he advises a number of small and early stage companies as well as engaging with other larger companies on strategic consulting engagements.

Jay W. Kelley - General Kelley completed a 37-year Air Force career in 1996 at the rank of Lieutenant General. He served as a Base Commander and Strategic Missile Wing Commander, Vice Commander of Air Force Space Command, Director of Public Affairs in the Office of the Secretary of the Air Force, Commander of Air University, and Director of Education at the Air Education and Training Command. Immediately following his retirement from the Air Force, General Kelley worked with Toffler Associates where he developed and orchestrated “futurist” business strategies with major corporations and government organizations. He was the first person appointed to the Advisory Board when it was created, and continues to serve in that capacity. From March 20, 2000 until March 2003, General Kelley was Vice President of Military Programs for Lockheed Martin Technical Operations (LMTO). Prior to joining LMTO, General Kelley was employed by System Technology Associates, Inc., where he was Chief Operating Officer. There, he had responsibility for directing and overseeing the activity of the corporate staff and field operations. Since 2003 General Kelley has been with ManTech International Corp and currently serves as the President of ManTech Space Systems Group where he has responsibility for business relating to Department of Defense, NATO and space programs.

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

William H. Church - Mr. Church has over 30 years of experience advising senior management of high growth closely held and publicly traded companies. He is a retired Ernst & Young partner and was instrumental in the establishment and successful development of the Ernst & Young Tax and Human Capital Practice in the New York Metro Area and in Tokyo, Japan.

Mr. Church received a B.S. degree from Marquette University. He is a Certified Public Accountant in New York and Wisconsin, and he is also a member of the American Institute of Certified Public Accountants.

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

R. Evans Hineman –Mr. Hineman is currently a private consultant. Previously he served as corporate Executive Vice President and president of the National Security Solutions Group of ManTech International Corporation. He also served as Litton Vice President for Intelligence, president of Litton/TASC and other leadership positions in TASC supporting customers in the intelligence community and other government entities. Prior to joining TASC in 1989, Mr. Hineman had served for more than thirty-three years in the U.S. Government.

Mr. Hineman joined the Central Intelligence Agency (CIA) in 1964 as part the newly formed Foreign Missile and Space Analysis Center (FMSAC) where he served in various positions in the weapons analysis field including the Director of Weapons Intelligence. In 1973, Mr. Hineman was appointed by the Director of Central Intelligence to the DCI’s Weapon and Space System Intelligence Committee, where he oversaw intelligence community missile and space analysis activities on behalf of the DCI.

From 1979 until 1982, Mr. Hineman served as the Associate Deputy Director of Intelligence and in that position assisted in the management of all of CIA’s analytic and intelligence production activities. Mr. Hineman was subsequently appointed Deputy Director for Science and Technology of the CIA and Director of Program B in the National Reconnaissance Office in July 1982 and served in that position until his retirement from government service in September 1989. As the DDS&T, he was responsible for management of an organization engaged in research, development, engineering and operations of various intelligence collection and information processing systems.

On the occasion of the CIA’s fiftieth anniversary, Mr. Hineman was awarded one of fifty Trailblazer awards for his service. He holds the CIA’s Distinguished Intelligence Medal, the NRO’s Distinguished Service Medal, and two National Intelligence Distinguished Service Medals and has served on various advisory boards for the government.

Chuck Deskins – Mr. Deskins became the President of Zanett Commercial Solutions (ZCS) in February, 2006 and is responsible for the day-to-day operations, organic expansion, and the integration and assimilation of acquired businesses. Prior to ZCS, Mr. Deskins served as President, SPX Valley Forge from 2003 to 2005, overseeing global operations in North America, Italy, France, Germany, and the UK. During his tenure at SPX, Deskins led the integration of two accretive acquisitions, one in North America, and one in Europe, while leading the organization to record revenue growth. Mr. Deskins honed his leadership skills as General Manager, GE Capital, and other senior leadership positions include Area GM, ARC; and Director, CHC. As President of Pinnacle Computer Resources, Mr. Deskins won recognition as a successful entrepreneur, guiding the business from start-up to $32M in revenue in 4 years.

Doug Hartmann - Mr. Hartmann spent nine years in the USAF with the McDonnell Douglas F-15 Eagle program. After departing from the USAF in 1989, he went to work as a Robotic technician/supervisor with the Robotics Engineering Department at Siemens Automotive in Newport News, VA. He left Siemens, to pursue a career in the Intelligence Community as a Systems Engineering Technical Advisor (SETA) on classified government programs. Mr. Hartmann has held key engineering and management assignments with Loral Aerospace (formerly Ford Aerospace), ManTech Advanced Systems International (MASI), Lockheed Martin and Scitor before becoming the President and CEO of Paragon Dynamics, Inc. in 1997.

Code of Conduct and Ethics

All of our directors, officers and employees must comply with our Code of Conduct and Ethics. Our Code of Conduct and Ethics is posted on our website, www.zanett.com, and we intend to disclose any amendment to, or waiver from, any provision of this code by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained in the Company’s 2007 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Committees of our Board of Directors

Information with respect to committees of our Board of Directors will be contained in the Company’s 2007 proxy statement under the caption “Information about the Board of Directors and Committees of the Board of Directors” and is incorporated herein by reference.

Item 11. Executive Compensation

The response to this Item will be contained in the Company's 2006 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of February 28, 2006, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer, (iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

	Beneficial Ownership of Common Stock
	--------------------------------------------------------------------
Name and Title of	Number of Shares		Percentage
Beneficial Owner	Beneficially Owned (1)		of Class (1)
------------------------------------------	-----------------------------------------		-------------
Claudio M. Guazzoni	16,354,695	(2)	55.75%
Chief Executive Officer and Director (2)
Jack M. Rapport	582,561	(3)	.9%
President (3)
Dennis Harkins	-		-
Chief Financial Officer(4)
William H. Church	66,666	(5)	-
Director(5)
Leonard G. Goldstein	33,333	(6)	-
Director(6)
Jay W. Kelley	100,000	(7)	-
Director(7)
L. Scott Perry	100,000	(8)	-
Director(8)
R. Evans Hineman	33,333	(9)	-
Director(9)
Chuck Deskins	-		-
President, ZCS(10)
Doug Hartmann	359,142		1.22%
President, PDI(11)
Bruno Guazzoni	8,557,876		29.2%
----------------------------------------------------------------------------------------------			-------------
All Directors and Executive Officers
as a Group (10 persons)	17,629,730	(12)	60.1%

- Less than 1%

(1) The percentage of class based upon 29,337,112 shares of common stock issued and outstanding (or deemed to be issued and outstanding) as of December 31, 2006, calculated in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person. The address for all persons listed in the above table is c/o Zanett, Inc., 635 Madison Avenue, New York, NY 10022.

(2) On November 6, 2006 Mr. Guazzoni was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.25 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. On November 6, 2006 Mr.

Guazzoni was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.34 per share. The foregoing options are not included in this number. Effective as of the close of business on February 10, 2006, Claudio M. Guazzoni, formerly the President of Zanett, Inc., was elected Chairman of the Board and appointed Chief Executive Officer of our company, replacing David M. McCarthy. Also effective as of the close of business on February 10, 2006, Jack M. Rapport, formerly the Chief Financial Officer was appointed President of our company, and Kenneth DeRobertis the former Controller, was appointed Chief Financial Officer. This amount includes 8,557,876 shares beneficially owned by Bruno Guazzoni, his uncle, over which Claudio Guazzoni exercises the right to vote pursuant to a power of attorney granted on July 6, 2006.

(3) On November 6, 2006 Mr. Rapport was issued options to purchase 250,000 shares of the Company’s stock with an exercise price of $1.25 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this number. Excludes 750,000 shares of common stock issuable upon exercise of options issued to Mr. Rapport on August 4, 2003. Mr. Rapport surrendered these shares on September 16, 2006.

(4) On November 6, 2006 Mr. Harkins was issued options to purchase 250,000 shares of the Company’s stock with an exercise price of $1.25 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this number.

(5) On November 6, 2006 Mr. Church was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.34 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. On August 25, 2004, Mr. Church was issued options to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $3.82 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of September 1, 2005, 2006 and 2007. Therefore, at December 31, 2006, 66,666 shares had vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until September 1, 2009, except as otherwise provided in such agreement.

(6) On November 6, 2006 Mr. Goldstein was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.34 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. Mr. Goldstein did not beneficially own any shares of the Company’s Common Stock as of March 31, 2005. On April 21, 2005, Mr. Goldstein was issued options to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $3.30 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of April 21, 2006, 2007 and 2008. Therefore, at December 31, 2006, 33,333 shares had vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until April 21, 2010, except as otherwise provided in such agreement.

(7) On November 6, 2006 General Kelley was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.34 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. On June 17, 2003, General

Kelley was issued options to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of June 17, 2004, 2005 and 2006. At December 31, 2006, Mr. Perry had the right under these options to purchase 100,000 of vested shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until June 17, 2008, except as otherwise provided in such agreement.

(8) On November 6, 2006 Mr. Perry was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.34 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. On November 17, 2001, Mr. Perry was issued options to purchase 100,000 shares of the Company’s common stock with an exercise price of $2.00 per share. These options were exercisable immediately but the underlying shares were initially unvested, with vesting occurring ratably on each of August 1, 2002, 2003 and 2004. At December 31, 2006, Mr. Perry had the right under these options to purchase 100,000 of vested shares, as presented in the table above. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until November 16, 2006, except as otherwise provided in such agreement.

(9) On November 6, 2006 Mr. Hineman was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.34 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. Mr. Hineman did not beneficially own any shares of the Company’s Common Stock as of November 30, 2005. On July 20, 2005, Mr. Hineman was issued options to purchase 100,000 shares of the Company’s Common Stock with an exercise price of $3.65 per share. These options are exercisable immediately but the underlying shares are initially unvested, with vesting to occur ratably on each of July 21, 2006, 2007 and 2008. Therefore, at December 31, 2006, 33,333 shares had vested. Any shares obtained through the exercise of these options are subject to a repurchase feature until vested and thereafter are subject to a lock-up agreement that precludes the sale of the shares until July 20, 2010, except as otherwise provided in such agreement.

(10) On November 6, 2006 Mr. Deskins was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.25 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this table.

(11) On November 6, 2006 Mr. Hartmann was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $1.25 per share. These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this table. Mr. Hartmann has received previous option grants of 80,900 with various exercise prices ranging from $2.00 to $4.58. As of December 31, 2005, 20,480 options are vested.

(12) Includes 351,712 vested shares of the Company’s Common Stock issuable upon the exercise of options.

On April 22, 2003, the Company's board of directors adopted an amended and restated Stock Plan, which increased the number of shares of Common Stock issuable under the plan from 5,000,000 shares to 7,000,000 shares. The plan was approved by the Company’s shareholders at the annual meeting in June 2003. The stockholders of the Company, at its annual meeting in June 2005, approved an amendment to the stock plan increasing the number of shares issuable hereunder to 10,000,000.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information with respect to the independence of our directors will be included in our 2007 proxy statement under the caption “Election of Directors” and is incorporated herein by reference.

During the year ended December 31, 2006, the Company was a party to the following transactions with related parties:

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of Zanett’s outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. On March 15, 2007, the Company replaced these notes payable with new notes with identical terms, except for and extension of the maturity date to March 15, 2009.

Also in March 2006, the Company extended the maturity date on a note issued to Bruno Guazzoni on December 30, 2005, in the amount of $500,000 from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments at the rate of fifteen percent (15%) per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. On March 15, 2007, the Company replaced these notes with new notes with identical terms, except for an extension of the maturity date to March 15, 2009.

Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. In 2006, the Company paid $634,500 of interest under these agreements.

On October 14, 2006, we entered into a two year line of credit arrangement with Bruno Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of our outstanding common stock, which provided us with access to up to $5 million to repay our credit facility with Fifth Third Bank or for working capital needs. On December 1, 2006 the Company initiated borrowings on the line of credit, evidenced by a new promissory note (the “New Note”). Approximately $4,551,843 of the proceeds of the New Note was used to repay in full the Company's credit facility with Fifth Third Bank, which expired by its terms on November 30, 2006, with the remainder of the proceeds of the New Note being held on deposit with Fifth Third Bank. This New Note was repaid in its entirety upon the closing of the LaSalle loan and security agreement, as discussed below. Therefore, at December 31, 2006, the balance under the line of credit arrangement was zero. In 2006, the Company paid $29,618 amount of interest under this agreement. This line of credit arrangement has been terminated.

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. We drew $1,100,000 on the line in February 2007, and an additional $100,000 in March 2007. Also in March 2007, we repaid $250,000 to Mr. Guazzoni in respect of this line of credit.

Also, on February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group, discussed above.

As a policy, all transactions involving the Company and any related parties are reviewed by the President, CFO and CEO for approval. Additionally, all related party transactions are reviewed at each regular quarterly meeting the board of directors as we review with, and highlight for, the board any changes occurring during the quarter.

Item 14. Principal Accountant Fees and Services

The response to this Item will be contained in the Company’s 2007 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Document
-------	--------
2.1(1)	Agreement and Plan of Merger by and among Back Bay Technologies,
Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and
the shareholders of Back Bay Technologies, Inc. dated as of
December 7, 2001

2.2(2)	Agreement and Plan of Merger by and among Brandywine Computer
Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG,
Inc. and the shareholders of Brandywine Computer Group, Inc. dated as of May 31, 2002

2.3(3)	Agreement and Plan of Merger by and among Paragon Dynamics, Inc.,
Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the shareholders of Paragon Dynamics, Inc. dated as of January 31, 2003

2.4(4)	Agreement and Plan of Merger by and among DeltaData, Inc., Zanett,
Inc., Zanett Merger Sub DCG, Inc. and the majority shareholder of
DeltaData, Inc. dated as of November 30, 2003

2.5(5)	Asset Purchase Agreement between Brandywine Computer Group, Inc.
and Computer Network Technology Corporation dated as of April 23,
2004

2.6(6)	Stock Purchase Agreement by and among Whitbread Technology
Partners, Inc. Zanett Inc., and Joel D’Arcy dated as of March 1,
2005.

2.6(7)	Agreement and Plan of Merger of Whitbread Technology Partners,
Inc. and Zanett Commercial Solutions, Inc. dated as of December 30,
2005.

2.7(7)	Agreement and Plan of Merger of INRANGE Consulting Corporation and
Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

2.8(7)	Agreement and Plan of Merger of Back Bay Technologies Inc. and
Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

2.9	Stock Purchase Agreement, by and among Zanett, Inc., Delta
Communications Group, Inc., and Howard Norton dated as of February
28, 2006.

2.10(8)	Stock Purchase Agreement by and among Data Road, Inc., Zanett, Inc.,
Zanett Commercial Solutions, Inc. and Jeffrey Francis and John
Vaughan, dated as of May 1, 2006.

3.1(9)	Certificate of Incorporation.

3.2(9)	Bylaws.

4.1(10)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005.

4.2(10)	Form of Note

4.3(10)	Form of Note Confirmation

4.4(10)	Form of Subscription Agreement

10.1(11)	Waiver No. 4 and Amendment No. 1 to First Amended and Restated Loan
and Security Agreement dated as of August 31, 2006 by and between
Fifth Third Bank and Zanett, Inc.

10.2(12)	Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator,
Inc.

10.3(11)	Amendment No. 2 to the First Amended and Restated Loan and Security
Agreement dated as of October 31, 2006 by and between Fifth Third and Zanett, Inc.

10.4(12)	Stockholders' Agreement dated as of January 26, 2001 by and among
GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc.,
Yossi Krasnjanski, Oleg Rabaev, Eli Yaacoby, Ravi Adusumilli and
Gary Miselevich

10.5(12)	Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator,
Inc.

10.6(13)	Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate
Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski Oleg Rabaev and Eli
Yaacoby

10.7(13)	Amendment to Stockholders' Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate
Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski, Oleg Rabaev
and Eli Yaacoby

10.8(13)	Letter agreement dated as of August 13, 2001 by and between Fanlink
Networks, Inc. and Planet Zanett Corporate Incubator, Inc.

10.9(13)	Convertible Promissory Note in the amount of $60,000 dated November 30, 2001 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.10(13)	Convertible Promissory Note in the amount of $50,000 dated February 15, 2002 issued by InfoDream Corporation to Planet Zanett Corporate Incubator, Inc.

10.11(14)*	Zanett Inc. Amended and Restated Incentive Stock Plan

10.12(15)	Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting Corporation, Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.

10.13(7)	First Amended and Restated Loan and Security Agreement dated as of December 30, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.

10.14(7)	Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.

10.15(7)	Promissory Note in the amount of $3,075,000 issued to Mr. Bruno Guazzoni.

10.16(7)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.

10.17(15)	Promissory Note in the amount of $1,500,000 issued to Emral Holdings Limited.

10.18	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.

10.19	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.

10.20	Line of Credit Arrangement with Mr. Bruno Guazzoni

10.21(16)	Loan and Security Agreement dated as of December 21, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and LaSalle National Bank.

10.22	Promissory Note in the amount of $5,000,000 issued to Mr. Bruno Guazzoni dated December 1, 2006.

10.23(17)	Line of Credit Note of $3,000,000 issued to Mr. Bruno Guazzoni, dated February 21, 2007.

10.24(17)	Promissory Note in the amount of $750,000 issued to Mr. Bruno Guazzoni.

14.1	Code of Conduct and Ethics

21.1	Subsidiaries of Zanett, Inc.

31.1	Certification by the Chief Executive Officer pursuant to

Rule 13a-14(a)/15d-14(a)

31.2	Certification by the Chief Financial Officer pursuant to
Rule 13a-14(a)/15d-14(a)

32.1	Certification by the Chief Executive Officer pursuant to Section
1350

32.2	Certification by the Chief Financial Officer pursuant to Section
1350

* Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to our Current Report on Form 8-K filed December 21, 2001.

(2)	Incorporated by reference to our Current Report on Form 8-K filed June 17, 2002.

(3)	Incorporated by reference to our Current Report on Form 8-K filed February 13, 2003.

(4)	Incorporated by reference to our Current Report on Form 8-K filed December 19, 2003.

(5)	Incorporated by reference to our Current Report on Form 8-K filed May 6, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K filed March 7, 2005.

(7)	Incorporated by reference to Post- Effective Amendment No. 1 on Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.

(8)	Incorporated by reference to our Current Report on Form 8-K filed April 24, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.

(10)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 filed February 1, 2005.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(12)	Incorporated by reference to our Current Report on Form 8-K filed February 23, 2001.

(13)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.

(14)	Incorporated by reference to our Definitive Proxy Statement filed April 30, 2003.

(15)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on December 28, 2006.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.

BY: /s/ Claudio Guazzoni
-----------------------------
Claudio Guazzoni
Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claudio Guazzoni	Chairman & Chief
---------------------------------	Executive Officer	March 30, 2007
Claudio Guazzoni

/s/ Dennis Harkins	Chief Financial Officer
----------------------------------	(Principal Financial and
Dennis Harkins	Accounting Officer)	March 30, 2007

/s/ L. Scott Perry	Director	March 30, 2007
----------------------------------
L. Scott Perry

/s/ Jay W. Kelley	Director	March 30, 2007
----------------------------------
Jay W. Kelley

/s/ William H. Church	Director	March 30, 2007
----------------------------------
William H. Church

/s/ Leonard Goldstein	Director	March 30, 2007
----------------------------------
Leonard Goldstein

/s/ R. Evans Hineman	Director	March 30, 2007
----------------------------------
R. Evans Hineman

ZANETT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
----
Report of Independent Registered Public Accounting Firms	61

Consolidated Balance Sheets as of December 31, 2006 and 2005	63

Consolidated Statements of Operations for the years ended
December 31, 2006, 2005 and 2004	65

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2006, 2005 and 2004	66

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005	67

Notes to Consolidated Financial Statements	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zanett, Inc. at December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

In connection with our audit of the financial statements referred to above, we have audited Schedule II- Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, P.C.
------------------------------------
March 28, 2007
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zanett, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP
-------------------------
New York, New York
April 17, 2006

                                  ZANETT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ---------------------------
                                                      2006            2005
                                                  -----------     -----------
Assets
Current assets:
  Cash and cash equivalents                       $   622,182     $   547,413
  Accounts receivable net of allowance
    for doubtful accounts of $247,110 and
    $291,516, respectively                          7,837,290       7,672,153
  Income tax receivable                                     -          84,557
  Unbilled revenue                                  1,170,571         498,448
  Prepaid expenses and other current assets         1,535,609       1,359,687
  Assets held for sale                                      -         834,051
                                                  -----------     -----------
          Total current assets                     11,165,652      10,996,309

Property and equipment, net                           918,137         667,287
Goodwill                                           18,087,225      16,100,483
Intangibles, net                                      979,425         814,374
Other assets                                            2,988         122,387
                                                  -----------     -----------
          Total assets                            $31,153,427     $28,700,840
                                                  ===========     ===========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                             $   992,726     $ 1,386,213
     Accrued expenses                               3,022,313       2,683,735
     Short-term debt                                6,219,710       5,000,000
     Income Tax Payable                                61,198               -
     Notes payable                                          -       4,575,000
     Short term renewable unsecured
        subordinated debt                             815,668         697,223
     Other current liabilities                        694,315       1,356,823
     Deferred revenue                                 909,275         187,827
     Deferred income taxes                             14,753         118,083
     Capital lease obligations - current                5,281          29,940
     Liabilities held for sale                              -         623,131
                                                  -----------     -----------
          Total current liabilities                12,735,239      16,657,975
                                                  -----------     -----------

Notes payable                                       7,575,000       2,000,000
Long term renewable unsecured
        subordinated debt                           1,264,016       1,757,591
Other non-current liabilities                       1,221,560       1,089,387
Capital lease obligations                              20,263          30,006
Deferred rent expense                                  88,134         106,267
Deferred income taxes                                 302,913         206,001
                                                  -----------     -----------
         Total liabilities                         23,207,125      21,847,227
                                                  -----------     -----------

Commitments and contingencies                               -               -

Stockholders' equity
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                         -               -
     Common stock, $0.001 par value;
        50,000,000 shares authorized
        29,337,110 and 28,529,395 shares
        issued and outstanding, respectively           29,337          28,529
     Additional paid-in capital                    29,763,064      26,903,345
     Treasury stock, at cost - 59,658                (179,015)       (179,015)
     Accumulated deficit                          (21,667,084)    (19,899,246)
                                                  -----------     -----------
           Total stockholders' equity               7,946,302       6,853,613
                                                  -----------     -----------
           Total liabilities and
             stockholders' equity                 $31,153,427     $28,700,840
                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                                  ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31,
                                                 -------------------------------------------
                                                     2006            2005            2004
                                                 -----------     -----------     -----------
Revenue                                          $45,258,133     $34,891,556     $25,037,765

Operating expenses:
   Cost of revenue                                31,468,537      25,183,051      16,095,489

   Selling and marketing                           4,927,011       3,426,040       2,059,477
   General and administrative (including non-
     cash compensation and consulting expense
     of $1,162,486, $5,896,012 and $576,445,
     in 2006, 2005 and 2004, respectively)         8,444,001      13,437,565       6,235,821
   Impairment of goodwill                                  -       3,384,635               -
                                                 -----------     -----------     -----------
        Total operating expenses                  44,839,549      45,431,291      24,390,787
                                                 -----------     -----------     -----------
        Operating income/(loss)                      418,584     (10,539,735)        646,978
                                                 -----------     -----------     -----------
Other income/(expense):
    Interest income                                    1,935          82,735         114,890
    Interest expense                              (1,952,978)     (1,399,241)       (845,020)
    Other, net                                        36,602          31,197         155,129
                                                 -----------     -----------     -----------
    Total other expense                           (1,914,441)     (1,285,309)       (575,001)
                                                 -----------     -----------     -----------
(Loss)/income from continuing
    operations before income taxes                (1,495,857)    (11,825,044)         71,977

Income tax provision                                 146,584          26,353         220,369
                                                 -----------     -----------     -----------
Loss from continuing operations
    after taxes                                 $ (1,642,441)   $(11,851,397)   $   (148,392)
                                                 -----------     -----------     -----------
Loss from discontinued operations, net
    of taxes                                    $    (69,098)   $ (1,355,778)   $   (104,886)

Loss on sale of discontinued operations              (56,299)              -               -
                                                 -----------     -----------     -----------
Net loss                                        $ (1,767,838)   $(13,207,175)   $   (253,278)
                                                 -----------     -----------     -----------
Basic and diluted loss per share:

Continuing operations                           $      (0.06)   $      (0.40)   $       0.00
Discontinued operations                         $          -    $      (0.05)   $      (0.01)
                                                 -----------     -----------     -----------
Net loss per common share to common
    stockholders (basic and diluted)            $      (0.06)   $      (0.45)   $      (0.01)
                                                 ===========     ===========     ===========

Weighted average shares outstanding - basic
    and diluted                                   29,054,124      29,549,485      29,154,468
                                                 ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                              ZANETT, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Notes
                                                           Additional                Receivable
                                        Common Stock        Paid-in     Treasury      for Stock        Deferred      Accumulated
                                     Shares      Amount     Capital      Stock      Subscriptions    Compensation      Deficit         Total
                                   ----------   -------  ------------  ----------   -------------   -------------   -------------   -----------
Balance, January 1, 2004           28,116,377   $28,116  $20,843,146   $ (55,926)   $(1,801,541)    $   (192,943)    $(6,438,793)   $12,382,059

Issuance of common stock in
   connection with acquisitions       294,054       294      833,187           -              -                -               -        833,481
Compensatory restricted
   common stock sold to
   non-employees and employees        153,572       154      394,374           -              -          192,943               -        587,471
Repurchase of common stock                  -         -            -     (58,182)             -                -               -        (58,182)
Interest on notes receivable for
   stock subscriptions                      -         -            -           -        (96,115)               -               -        (96,115)
Net income                                  -         -            -           -              -                -        (253,278)      (253,278)
                                  -----------   -------  ------------  ---------    -----------     -------------   -------------   -----------
Balance, December 31, 2004         28,564,003   $28,564  $22,070,707   $(114,108)   $(1,897,656)    $          -    $ (6,692,071)   $13,395,436
                                  ===========   =======  ===========   =========    ============    =============   ============    ===========

Issuance of common stock in
   connection with acquisitions       233,754       233      904,502           -              -                -               -        904,735
Compensatory restricted common
   stock and options issued to
   non-employees and employees        151,046       151    1,355,640           -              -                -               -      1,355,791
Issuance of common stock for
   stock options exercised              2,036         2           (2)          -              -                -               -              -
Repurchase of common stock                  -         -            -     (64,907)             -                -               -        (64,907)
Interest on notes receivable for
   stock subscriptions                      -         -            -           -        (70,487)               -               -        (70,487)
Surrender of common stock for
   payment of notes receivable       (421,444)     (421)   2,572,498           -      1,968,143                -               -      4,540,220
Net loss                                    -         -            -           -              -                -     (13,207,175)   (13,207,175)
                                  -----------   -------  -----------   ---------    ------------    -------------   ------------    -----------
Balance, December 31, 2005         28,529,395   $28,529  $26,903,345   $(179,015)   $         -     $          -    $(19,899,246)   $ 6,853,613
                                  ===========   =======  ===========   =========    ============    =============   ============    ===========

Issuance of common stock in
   connection with acquisitions       755,504       756    1,922,940           -              -                -               -      1,923,696
Surrender of Common Stock in
   Connection with acquisitions       (64,789)      (65)    (376,521)                                                                  (376,586)
Compensatory restricted common
   stock and options issued to
   non-employees and employees        117,000       117    1,313,300           -              -                -               -      1,313,417
Net loss                                    -         -            -           -              -                -      (1,767,838)    (1,767,838)
                                  -----------   -------  -----------   ---------    ------------    -------------   ------------    -----------
Balance, December 31, 2006         29,337,110   $29,337  $29,763,064   $(179,015)   $         -     $          -    $(21,667,084)   $ 7,946,302
                                  ===========   =======  ===========   =========    ============    =============   ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZANETT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                      2006            2005              2004
                                                  ------------     -----------     -----------
Cash flows from operating activities:
Net loss                                          $ (1,767,838)   $(13,207,175)   $   (253,278)
Adjustments to reconcile net loss to
   net cash provided by /(used) in operating
       activities:
    Gain on sale of investment                                               -         (94,982)
    Depreciation and amortization                      652,777         574,967         327,639
    Impairment of goodwill                                   -       3,384,635               -
    Impairment of goodwill on discontinued
       operations                                            -       1,212,609               -
    Stock based compensation and services            1,162,486       5,896,012         576,445
    Accretion of interest on deferred consideration     41,991          61,567          54,043
    Deferred rent expense                              (18,133)        106,267               -
    Deferred income taxes                               (6,419)        (96,160)       (127,248)
    Non-cash interest expense related to
      acquisitions                                           -               -               -
    Changes in, net of acquisitions:
       Accounts receivable                             373,584      (1,937,103)        383,997
       Unbilled revenue                               (491,999)       (239,507)        (84,111)
       Interest income on notes receivable for
         stock subscriptions                                 -         (70,488)        (96,115)
       Prepaid expenses and other current assets       (16,496)       (104,231)       (352,489)
       Other assets                                    121,719         (76,946)        (10,188)
       Accrued expenses                                460,480         636,984         326,756
       Accounts payable                               (788,682)        380,434        (225,589)
       Other current liabilities                       (77,872)       (107,628)        152,294
       Income tax receivable                            84,557               -               -
       Income taxes payable                             60,398        (114,984)         59,784
       Deferred revenue                                 89,413          40,447          60,989
                                                  ------------     -----------     -----------
    Net cash (used in)/provided by
      operating activities                            (120,034)     (3,660,300)        697,947
                                                  ------------     -----------     -----------
Cash flows from investing activities:
       Cash paid for acquisitions,
        net of cash acquired                          (191,332)     (2,810,342)     (1,150,742)
       Cash paid as contingent consideration
        related to past acquisitions                  (802,275)       (525,914)       (827,640)
       Proceeds from sale of investment in
        Affiliated company                                                   -          94,982
       Collection of loan receivable                                         -         394,614
       Additions to property and equipment            (492,614)       (299,846)       (363,562)
                                                  ------------     -----------     -----------
       Cash flows used in investing
         activities                                 (1,486,221)     (3,636,102)     (1,852,348)
                                                  ------------     -----------     -----------
Cash flows from financing activities:
       Issuance of notes payable to related party    1,000,000         500,000         500,000
       Repayment of short term borrowings                                    -        (431,667)
       Payments for debt issuance costs                      -        (462,513)              -
       Repayment of short term borrowings            1,049,710
       Redemption of unsecured notes                  (375,130)       (354,727)              -
       Proceeds from short term borrowings                           3,600,000       1,400,000
       Proceeds from issuance of unsecured notes                     2,809,541               -
       Repayment of long term borrowings                                     -        (500,000)
       Purchase of treasury stock
       Repurchase of common stock                                      (64,907)        (58,182)
       Capital lease payments                          (34,402)        (19,773)
                                                  ------------     -----------     -----------
    Cash flows provided by financing activities      1,640,178       6,007,621         910,151
                                                  ------------     -----------     -----------
Net increase/(decrease) in cash and
  cash equivalents                                      33,923      (1,288,781)       (244,251)
Cash and cash equivalents, beginning of year
  continuing operations                                588,259       1,877,040       2,121,291
                                                  ------------     -----------     -----------
Cash and cash equivalents, end of year            $    622,182     $   588,259      $1,877,040
                                                  ============     ===========     ===========

Reconciliation of cash:

         Cash                                                       $   547,363
         Cash held for sale                                              40,896
                                                                    -----------
         Total                                                      $   588,259
                                                                    ===========

Supplemental Disclosures of Cash Flow Information:

Fair value of assets acquired                     $ 1,143,973
Net cash paid for acquisition                         191,332
                                                  -----------
    Liabilities assumed                           $   952,641
                                                  ===========
Cash paid during the year for

Interest paid                                     $ 1,466,823     $   974,636     $   724,573
                                                  ===========     ===========     ===========
Income taxes paid                                 $    64,551     $   246,272     $    85,311
                                                  ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Summary of Business and Organization

Zanett Inc. (the “Company”) is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Commercial Solutions segment consists of its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, as of March 1, 2005, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another of our wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida.

The Commercial Solutions segment provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management (“SCM”) and customer relationship management (“CRM”) systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

The Government Solutions segment consists of its wholly-owned subsidiary Paragon Dynamics, Inc. (“PDI”), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

Note 2.           Significant Accounting Policies

Liquidity

During the year ended December 31, 2006 the Company incurred a loss of $1.8 million and cash outflows used in operations of approximately $120,000. As of December 31, 2006 the Company has an excess of current liabilities compared to current assets of $1.6 million. As of December 31, 2006, our revolving line of credit with LaSalle Bank had a balance of $6.2 million with available borrowing of $508,450. As a result of these factors, in March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000 (see Note 16). This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. The Company believes that based on the 2007 forecast that this line as well as the LaSalle line of credit will be adequate to fund the Company’s cash flow requirements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, revenue recognition on fixed fee contracts, allowance for doubtful accounts, impairments of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2006 and 2005 approximate their fair values due to their short maturities.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's notes payable approximates their current fair value.

Goodwill

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair value of the acquired company’s tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, customer relationships and long-term contracts) and liabilities.

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

Intangibles

Intangibles are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with utilization of the assets over their useful lives. The carrying value of other intangible assets are reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future undiscounted cash flows associated with the asset and compares that to the carrying value. If the carrying value exceeds the estimated cash flows, the recorded value of the asset is reduced to its estimated fair value.

Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2006 and 2005 was $88,000 and $106,000 respectively, and is included in other liabilities on the Consolidated Balance Sheets. The current portion of deferred rent at December 31, 2006 and 2005 was $8,954 and $49,000, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

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

Deferred Revenue

Amounts invoiced or received prior to the performance of services under customer contracts are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs capitalized include an allocation of the costs incurred for the Company's own personnel who are directly associated with software development. In the years ended December 31, 2006 and 2005, there were no costs capitalized.

Reclassifications

Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.

Note 3.           Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Shared Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the years ended December 31, 2006, 2005 and 2004, the Company recorded stock based compensation expense for employee related stock options of $1,162,486 and $5,896,012 respectively. Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 to account for its stock based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for stock options whose exercise price equaled or exceeded the fair value of the Company’s common stock at the date of the grant. Under the intrinsic value method compensation expense was recognized for the difference between the exercise price of the option and the fair value of the Company’s common stock, when the exercise price was less than fair value at the date of grant. Had the Company adopted SFAS No. 123R during the year ended December 31, 2005 and 2004, the impact would have been as follows:

	Year ended December 31,
	--------------------------------
	2005	2004
	----------------	--------------
Net loss, as reported	$(13,207,175)	$(253,278)
Add back: Stock-based compensation
expense for employees included in
reported net loss	5,032,200	214,399
Deduct: Stock based compensation expense
determined under the fair value based
method for all awards to employees	(6,407,698)	(721,029)
	----------------	--------------
Pro forma net loss after
giving effect to SFAS 123	$(14,582,673)	$(759,908)
	================	==============

Loss per common share:
As reported – Basic and diluted	$(0.45)	$(0.01)
Pro forma - Basic and diluted	$(0.49)	$(0.03)

Loss Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2006, 2005 and 2004, the Company excluded all of its 3,206,662, 2,402,815 and 1,945,838 stock options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning October 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not expect the adoption of FIN 48 to be material.

Note 4.           Acquisitions

The following information is about the Company’s recent acquisitions:

2006

Data Road

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road from the shareholders of Data Road (the “Shareholders”). ZCS acquired Data Road in order to broaden its services and solutions portfolio, further its national expansion and add a substantial roster of blue-chip companies to its client base.

Founded in 2001, Data Road is a dedicated Oracle services company that specializes in managed services and remote hosting, based in Jacksonville, Florida.

The total consideration paid by ZCS to the Shareholders was comprised of initial consideration, a purchase price adjustment based upon the level of

Data Road's net working capital at closing, and future contingent consideration, as defined in the purchase agreement. An amount equal to 5% of the purchase price was paid to two key employees of Data Road (the “Key Employees”) and was recorded as compensation expense as incurred.

The initial consideration consisted of $375,000 in cash and 125,000 shares of the Company’s Common Stock, of which 50,000 were placed into escrow in order to secure certain potential obligations of the Shareholders under the Data Road Purchase Agreement (the Data Road Agreement), as defined in the purchase agreement.

The post acquisition consolidated financial statements include the results of operations of Data Road from the May 1, 2006 acquisition date. The purchase price has been allocated to the fair value of the net assets acquired. The valuation of the intangible assets acquired is based on a valuation prepared by an independent valuation firm that assumed, as of the valuation date, that the assets will continue to operate as configured as a going concern based on the past, present and future projected financial condition of Data Road.

The following table sets forth the components of the purchase price:

Cash paid	$375,000
Common stock issued	390,000
Deferred purchase consideration	525,574
Total purchase price	$1,290,574

The Common Stock issued or issuable to the Shareholders and Key Employees pursuant to the purchase agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions contemplated by the purchase agreement pursuant to a lock-up agreement with each of the Shareholders, subject to certain limited exceptions. In connection with the Data Road Agreement, the Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company has recorded all of the consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days immediately before and after April 24, 2006, which was the date the transaction was announced with the exception of the six month earn out which is recorded in deferred purchase consideration. Contingent consideration will be recorded by the Company when the achievement of the EBITDA and revenue targets is achieved.

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Roads April 30, 2006 balance sheet.

Current Assets	$882,389
Property and equipment	93,693
Intangible assets	473,000
Other assets	33,549
Liabilities assumed	$(952,641)
Fair value of net assets acquired	529,990
Goodwill	$760,584

The Shareholders are eligible to receive contingent consideration of up to $2,250,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The Shareholders and Key Employees received contingent consideration of $187,000 in cash and 238,640 shares of stock for the six-month performance period beginning May 1, 2006 and ending October 31, 2006 based upon Data Road attaining specific earnings and revenue targets for that period. The cash and stock were paid and issued in 2007, but recorded in 2006. The shares and payments for accounting purposes are included in goodwill.

In addition, for the six-month performance period and each of the annual performance periods specified in the preceding paragraphs, if Data Road exceeds performance targets specified in the purchase agreement, the Shareholders and Key Employees shall be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the purchase agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The purchase agreement provides that the aggregate contingent consideration payable to the Shareholders and Key Employees under the Data Road agreement shall not exceed, in the aggregate, $10 million.

2005

Whitbread Technology Partners, Inc. (“WTP”)

On March 1, 2005 (the “Closing”), Zanett, Inc. entered into a Stock Purchase Agreement (the “Whitbread Agreement”) with WTP, the sole shareholder of WTP (the “Shareholder”). Pursuant to the Whitbread Agreement, effective as of March 1, 2005, the Company acquired all of the issued and outstanding capital stock of WTP from the Shareholder.

The total consideration to be paid by the Company to the Shareholder will be comprised of the initial consideration, a purchase price adjustment based on the level of Whitbread’s net working capital at Closing, future contingent consideration and a final consideration payment.

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

In 2006, the Company entered into an agreement with the Shareholder of WTP for the contingent consideration whereby the Company has agreed to pay $432,000 beginning January 2007 and ending April 15, 2009. The first payment in January 2007 is for $60,000 and the remaining twenty seven payments are for $12,000 with the exception of the April 2007, July 2007, October 2007 and January 2008, which are $24,000. The Company also entered into a tax true up agreement that relates to the tax effect of the purchase with the Company reimbursing the owner for the owners tax burden such that the Company has agreed to pay $239,124 over a twelve month period. In 2006 the Company paid $119,562 of contingent consideration.

The following table sets forth the components of the purchase price:

Cash paid	$2,193,876
Consideration payable	551,562
Common stock issued	626,284
Transaction costs	225,460
Total purchase price	$3,597,182

The following table provides the fair value of the acquired assets and liabilities assumed based upon WTP’s March 1, 2005 balance sheet:

Current assets	$1,135,287
Property and equipment	29,878
Intangible assets	330,000
Other assets	190
Liabilities assumed, current	(352,249)
Liabilities assumed, non-current	(18,753)
Fair value of net assets acquired	1,124,353
Goodwill	$2,472,829

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

Note 5.           Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Data Road and WTP had occurred on January 1, 2005. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

	Year ended December 31,
	2006	2005
	-----------------	-----------------
Pro forma results:
Revenues	$47,294,152	$39,690,820
Net (Loss)/Income from continuing
Operations	(1,584,857)	(11,560,255)
(Loss)/Income per common share
- Basic and Diluted	$(0.05)	$(0.39)

Note 6.           Segments

The Company’s current continuing operations are comprised of two segments, Commercial Solutions and Government Solutions.

The Commercial Solutions segment is comprised of BBT, ICC, WTP and Data Road. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

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

The column labeled “corporate and other” consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled “other” include cash, property and equipment, income taxes receivable, deferred taxes, and other assets.

	Commercial	Government	Corporate and	Discontinued	Consolidated
	Solutions	Solutions	Other	Operations	Balance
Year ended December 31, 2006:
Revenue	$36,843,382	$8,414,751	$-	$-	$45,258,133
Depreciation and amortization	416,219	182,399	45,889	-	644,507
Operating (loss)/income	2,552,826	1,011,702	(3,145,944)	-	418,584
Interest expense, net	(509,986)	(225,000)	(1,217,992)	-	(1,952,978)
Other income	35,602	-	1,000	-	36,602
Total assets	$23,044,391	$6,170,351	$1,938,685	$-	$31,153,427

Year ended December 31, 2005:
Revenue	$26,241,878	$8,649,678	$ -	$-	$34,891,556
Depreciation and amortization	275,412	191,869	43,617	-	510,898
Operating (loss)/income	(3,281,624)	1,089,518	(8,347,629)	-	(10,539,735)
Interest expense, net	(501,088)	(225,000)	(590,418)	-	(1,316,506)
Other income	29,690	-	1,507	-	31,197
Total assets	$19,686,162	$5,952,964	$2,227,663	$834,051	$28,700,840

Note 7.           Intangibles

Intangibles consisted of the following at December 31, 2006 and 2005:

	Average	December 31, 2006			December 31, 2005
	Remaining	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	(in years)	Value	Amount	Value	Value	Amount	Value

Long-term
Contracts	1.08	$390,000	$(292,500)	$97,500	$390,000	$(202,500)	$187,500

Customer
Relationships	4.96	907,000	(320,515)	586,485	587,000	(171,852)	415,148

Non-compete
Agreement	5.58	103,000	(33,450)	69,550	70,000	(9,546)	60,454
Trade
Names	2.33	328,000	(102,110)	225,890	208,000	(56,728)	151,272
Total		$1,728,000	$(748,575)	$979,425	$1,255,000	$(440,626)	$814,374

Amortization expense was $307,949, $227,868 and $170,258 in 2006 and 2005 and 2004, respectively. Based on the Company’s amortizable intangible assets as of December 31, 2006, the Company expects related amortization expense for the next five fiscal years to approximate $330,170, $247,306, $173,371, $65,965 and $42,613, respectively.

Note 8.           Goodwill

The changes in the carrying amount of goodwill by reporting segment for the years ended December 31, 2006 and 2005 was as follows:

	Commercial	Government
	Solutions	Solutions	Total

Balance at January 1, 2006	$12,071,085	$4,029,398	$16,100,483
Contingent consideration - PDI	-	800,004	800,004
Contingent consideration - WTP	275,224	-	275,224
Data Road acquisition	235,010	-	235,010
Contingent Consideration - ZCS	150,930	-	150,930
Contingent consideration - Data Road	525,574		525,574

Balance at December 31, 2006	$13,257,823	$4,829,402	$18,087,225

The changes in goodwill for the Government Solutions segment were attributable to the recording of a consideration period based on PDI’s operating performance from January 1, 2005 through December 31, 2005. The former shareholders were paid $800,004 (266,668 shares at $3.00) in stock on October 26, 2006.

In October 2006 and 2005 we performed our annual tests for impairment of goodwill and concluded that no impairment charge was required for 2006. For 2005, the Company recorded a non-cash charge for impairment of goodwill in the amount of $3,384,635. In measuring the impairment, the carrying value of our operations, including goodwill was compared to a third-party valuation.

Note 9.           Assets and Liabilities Held for Sale and Discontinued Operations

In December 2005, management completed an analysis of our commercial segment and committed to a plan to sell Delta. This operation was determined to be incompatible with the future direction of the segment’s operations. Delta was sold on March 7, 2006. In accordance with SFAS 144, management evaluated the fair value of the business less costs to sell. As a result, in addition to the goodwill impairment of $1,029,080, the Company recorded an impairment of intangible assets of $183,529. Delta represents a disposal group as defined in SFAS 144. Therefore the assets and liabilities as of December 31, 2005 have been presented as assets and liabilities held for sale. The assets and liabilities to be disposed of are as follows:

December 31,
2005
Cash	$40,846
Other current assets	125,876
Property and equipment, net	9,371
Other assets	2,320
Goodwill	655,638
Assets held for sale	$834,051

Accounts payable	(237,823)
Accrued expenses	(79,189)
Other current liablilities	(305,319)
Income taxes payable	(800)
Liabilities held for sale	$(623,131)

The following amounts relate to the operations of the Company’s disposed business that has been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Year ended December 31,
	2006	2005	2004
	---------------	----------------	----------------
Revenue	$187,435	$3,562,604	$5,000,149

Operating loss before income taxes	(69,098)	(143,169)	(340,210)
Goodwill impairment	-	(1,029,080)	-
Intangibles impairment	-	(183,529)	-
Income tax benefit	-	-	235,324
	---------------	----------------	----------------
Loss from discontinued operations,
net of taxes	$(69,098)	$(1,355,778)	$(104,886)
	===============	================	================

Note 10.         Property and Equipment

Property and equipment consisted of the following at December 31, 2006 and 2005:

	Estimated	December 31,
	Useful Life	2006	2005

Computer equipment	3 years	$1,073,036	$695,634
Computer software	3 years	433,411	427,868
Furniture and fixtures	5 years	153,309	77,205
Leasehold improvements	Lesser of lease
	term or life of
	asset	212,557	75,927
		1,872,313	1,276,634
Less Accumulated depreciation
and amortization		(954,175)	(609,347)
Property and equipment, net		$918,137	$667,287

As of December 31, 2006 and 2005, property and equipment financed with capital leases had a cost of $75,757 and $75,757, respectively, and related accumulated depreciation of $26,616 and $11,546, respectively. Depreciation expense related to all property and equipment was $315,211 and $264,170 for the years ended December 31, 2006 and 2005, respectively.

Note 11.         Restricted Common Stock

All of the shares of Common Stock issued by the Company in its acquisitions of operating units as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2006, 153,478 out of 6,057,211 shares pursuant to the lock-up agreements had been released from the restrictions.

Note 12.         Restricted Stock Issuances and Non-cash Compensation

The Company uses stock options and restricted stock grants to compensate employees and consultants. The following table represents the composition of the non-cash compensation charge recorded by the Company in the fiscal years ended December 31, 2005, respectively.

                                      Number of      Vesting       Issuance or  Fair Value at     2005
                      Grant Date    Shares/Options Period (Years) Strike Price   Grant Date      Expense
----------------------------------- -------------- -------------- ------------ -------------- ------------
Public/Investor Relations:

   Restricted Stock    August 2004        100,000       2.00             3.31        331,000       66,198
                      October 2004          4,794       1.00             3.40         16,300       16,300
                      October 2004          2,000       1.00             3.40          6,800        6,800
                      October 2005         17,910       1.00             3.20         57,312       57,312

   Options             August 2004        150,000       2.00             3.98        181,500       90,752
                       August 2004         16,666       1.00             2.00         24,832       14,485
                      October 2004         25,000       1.08             5.00         15,500       13,116
                        April 2005         50,000       4.00             2.50         90,500       33,938
                        April 2005         50,000       4.00             2.75         85,500       32,063
                        April 2005         50,000       4.00             3.50         73,000       27,375
                     November 2005          6,250       4.00             4.00         14,531       14,531
                     December 2005        100,000       4.00             2.50        162,243      162,243
                     December 2005         49,000       4.00             3.50         64,921       64,921
                     December 2005         26,000       4.00             5.00         26,374       26,374
                     December 2005        100,000       4.00             4.00        139,861      139,861
                     December 2005         10,000       4.00             3.50         13,727       13,727
                  ----------------- -------------- -------------- ------------ -------------- -----------
                  Subtotal                                                      $  1,303,901   $  779,996
                                                                               -------------- -----------

Consultant Services:

    Options             April 2005         10,000       4.00             5.00         12,200       12,200
                       August 2005         50,000       4.00             4.27         71,615       71,616
                  ----------------- -------------- -------------- ------------ -------------- -----------
                  Subtotal                                                      $     83,815   $   83,816
                                                                               -------------- -----------

Employee Compensation:

    Restricted Stock    March 2005         31,419       5.00             5.20   $    163,379   $  163,379
                        April 2005         30,000       4.00             3.60        108,000      108,000
                         July 2005         20,000       3.58             3.64         72,800       72,800
                      October 2005         20,000       3.50             3.16         63,200       63,200
                     November 2005        569,397          -             1.00      1,138,794    2,089,687
                     November 2005        480,000          -             2.10      1,008,000    2,193,600
                     November 2005         55,018          -             2.15        118,829      256,934
                     December 2005          4,923       5.00             3.25         16,000       16,000
                     December 2005         20,000       3.33             3.43         68,600       68,600
                  ----------------- -------------- -------------- ------------ -------------- -----------
                  Subtotal                                                      $  2,757,602  $5,032,200
                                                                               -------------- -----------

                  Total Expense                                                 $  4,145,318  $5,896,012
                                                                               ============== ===========

Note 13.         Employee Loans

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

Note 14.         Stock Option Activity

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

On April 29, 2005, the Company's board of directors adopted an amended and restated Stock Plan, which increased the number of shares of the Common Stock issuable under the plan from 7,000,000 shares to 10,000,000 shares. The plan was approved by the Company’s shareholders at the annual meeting in June 2005.

During 2006, 2005 and 2004, the Company issued options to purchase 3,214,000, 1,914,787 and 881,919 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2006, 2,692,132 common shares were available for future issuance under the Stock Plan. During 2006, options to purchase 3,064,541 shares of Common Stock were forfeited or expired unexercised.

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using an expected life of four years, volatility of 48% to 76%, and a risk-free rate of 3.27% to 4.53% .

The fair value of the Company’s stock-based awards issued to employees in the year ended December 31, 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55% and a risk-free rate of 4.62% .

In October and November 2006 the Company issued 3,064,000 options which vest only when the Company files a 10K showing an annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Currently the Company has incurred no expense for these options, as the occurrence of this event becomes notable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of December 31, 2006 is presented below:

			Weighted Avg.
			Remaining	Aggregate
	Number of	Weighted Avg.	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at January 1, 2006	7,158,409	$2.75
Granted	3,214,000	$1.39
Exercised	-	-
Forfeited	(3,064,541)	2.89	6.93	$7,872

Outstanding at December 31, 2006	7,307,868	$2.11	8.20	$335,245

The weighted average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 were $1.52 and $3.36, respectively.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

		Weighted Avg.
	Number of	Grant Date
	Options	Fair Value
Non-vested at December 31, 2005	3,497,454	$2.99
Granted	3,214,000	1.41
Vested	(398,000)	3.23
Forfeited	(2,293,599)	$2.66
Non-vested at December 31, 2006	4,019,855	$2.10

At December 31, 2006, there was $1,630,689 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of four years. The total fair value of options vested in the year ended December 31, 2006.

The following tables present option activity and options outstanding and exercisable:

		Weighted average
	Shares	Exercise Price
Outstanding, January 1, 2005	5,581,364	$2.37
Granted to employees	1,173,537	3.11
Granted to directors	200,000	3.82
Granted to vendors	541,250	3.73
Exercised	(3,295)	1.94
Forfeited/expired	(334,447)	2.30

Outstanding, December 31, 2005	7,158,409	$2.75
Granted to employees	2,464,000	1.28
Granted to directors	600,000	1.34
Granted to vendors	150,000	3.23
Exercised	-	-
Forfeited/expired	(3,064,541)	2.89

Outstanding, December 31, 2006	7,307,868	$2.10

Options Outstanding

	Options Outstanding			Options Exercisable

		Weighted Avg.
Range of	Options	Contractual Life	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Remaining (Yr)	Exercise Price	Exercisable	Exercise Price
$0.48 - $0.96	21,330	5.00	$0.82	21,330	$0.82
$1.25 - $1.91	3,199,798	9.74	1.30	165,798	1.43
$2.00	1,927,680	5.75	2.00	1,886,706	2.00
$2.02 - $2.50	341,036	7.00	2.32	324,836	2.33
$2.51 - $2.75	193,171	7.54	2.70	127,039	2.72
$3.03 - $3.50	867,153	8.59	3.30	244,964	3.38
$3.58 - $5.00	757,700	8.33	4.17	512,340	4.15
	7,307,868	8.20	$2.10	3,288,013	$2.46

Note 15.         Stock Repurchase Plan

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding Common Stock. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the Common Stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. As of December 31, 2006 and 2005, the Company had repurchased 59,658 shares at a cost of $179,015. These shares are included in Treasury stock on the accompanying consolidated balance sheets.

Note 16.         Related Party Transactions

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of Zanett’s outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. The Company also extended the maturity date on a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments at the rate of fifteen percent (15%) per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. One of these notes matures on May 31, 2007 and the other had an original maturity date of January 2, 2007 which was extended in the same month to May 31, 2007. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. See Note 17 for subsequent refinancing of this debt.

On October 14, 2006, we entered into a two year line of credit arrangement with Bruno Guazzoni, the uncle of our Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of our outstanding common stock, which provided us with access to up to $5 million to repay our credit facility with Fifth Third Bank or for working capital needs. The interest rate on the line of credit is Prime plus 2%. On, December 1, 2006 the Company initiated borrowings evidenced by a new promissory note (the “New Note”) under this arrangement whereby approximately $4,551,843 of proceeds were used to repay in full the Company's credit facility with Fifth Third Bank, which expired by its terms on November 30, 2006, with the remainder of the proceeds being held on deposit with Fifth Third Bank. The New Note was repaid in its entirety upon the closing of the Company’s new loan and security agreement with LaSalle Bank. Therefore at December 31, 2006, the balance under the line of credit arrangement was zero. This arrangement has been terminated.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. On February 21, 2007, we drew $1,100,000 on this line of credit, and on March 7, 2007, we drew down and additional $100,000, we repaid $250,000 on March 16, 2007.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group.

Note 17.	Notes Payable, Revolving Credit Facility and Subordinated Debt
Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprise all of the Company’s outstanding debt at December 31, 2006 and 2005 and are as follows:

Notes Payable	2006	2005

Notes payable to principal shareholder,
11% interest, quarterly interest
payments, matures March 15, 2009	$4,575,000	$4,575,000
Notes payable to financial institution,
15% interest, quarterly interest
payments, matures January 2, 2007	-	1,500,000
Notes payable to principal shareholder,
15% interest, quarterly interest
payments, matures March 15, 2009	1,500,000	500,000
Notes payable to financial institution,
15% interest, quarterly interest
payments, matures July 2008	1,500,000	-
Total notes payable	$7,575,000	$6,575,000
Less: Current Portion	-	4,575,000
Long-term portion of notes payable	$7,575,000	$2,000,000

On March 15, 2007, the Company replaced the notes payable to a principal shareholder (see Note 16) of $4,575,000 and $1,500,000 ($6,075,000) for new notes which have identical terms except for an extension of the maturity date to March 15, 2009. As a result, the Company has reflected these notes payable as long-term in the accompanying consolidated balance sheet.

Scheduled maturities of notes payable outstanding at December 31, 2006 are as follows:

Notes
Payable
Year ending	Outstanding
December 31,

2008	1,500,000
2009	6,075,000
$7,575,000

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle Bank that has an expiration date of December 21, 2009. Under that agreement, the bank will provided a three year, secured, revolving credit facility in the initial amount of $10,000,000 which can be. In addition to the credit facility, the bank provided the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime or LIBOR plus 250 basis points. The facility secured by a first lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 paid to the bank in 2007 and to attorneys were $145,155, this balance is classified as prepaid assets in our balance sheet and will be amortized over the life of the loan. At December 31, 2006 the loan balance was $6,219,710. There are financial covenants in the Loan Agreement. The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Borrowers are required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for the three month period ending on December 31, 2006, and not less than 1.1 to 1.0 thereafter. The Borrowers must maintain a senior debt ratio of not greater than 3.0 to 1.0 through June 30, 2007, which ratio decreases to 2.75 to 1.0 for the 12 month period ending on September 30, 2007, and to 2.5 to 1.0 thereafter. The Borrowers are also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the Loan. As of December 31, 2006 the company was in compliance with the fixed charge coverage ratio, which was the only covenant which was pertaining to 2006.

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expired in November 2006. Under that agreement, the bank will provided a two year, secured, revolving credit facility in the initial amount of $5,000,000. In addition to the credit facility, the bank provided the Company with treasury and cash management services. Borrowings under the credit agreement bear interest based at Prime plus 2% payable monthly in arrears. The facility secured by a first lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. This facility expired by its terms, as described above.

The Company has borrowings under their revolving line of credits of $6,219,710 to LaSalle National Bank and $5,000,000 to Fifth Third Bank as of December 31, 2006 and 2005, respectively, which were reflected as current liabilities on the balance sheet. The LaSalle note is reflected as short term based upon certain terms of the agreement in accordance with EITF No.95-22.

Renewable unsecured subordinated debt

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through December 31, 2006, the Company has issued $2,079,684 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of December 31, 2006:

				Weighted
		Principal		Average
	Original Term	Amount	Percentage	Rate
Renewable unsecured	3 months	$14,886	0.72%	$5.50%
subordinated notes	6 months	4,123	0.20%	6.00%
	1 year	314,085	15.10%	7.22%
	2 years	482,574	23.20%	7.61%
	3 years	1,025,966	49.33%	9.24%
	4 years	126,000	6.06%	7.75%
	5 years	30,000	1.44%	8.55%
	10 years	82,050	3.95%	8.85%
Total		$2,079,684	100.00%	8.41%
Less current portion
of notes payable:		(815,668)
Long-term portion		$1,264,016

The Company made interest payments on the above mentioned unsecured notes during the year ended December 31, 2006 and 2005, in the amounts of $142,203

Note 18.         Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2006 and 2005:

	2006	2005
Employee compensation
and commissions	2,001,641	1,358,577
Transactions costs related to
acquisitions	10,000	231,325
Professional fees	198,641	232,610
Sales taxes	10,908	5,630
Accrued recruitment fees	44,837	94,050
Interest payable	372,536	289,316
Contractors fees	278,648	320,930
Other	105,102	151,297

Total accrued expenses	3,022,313	2,683,735

Note 19.         Employee Benefit Plans

Each of our operating companies have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plans”) and cover all employees of the respective subsidiaries meeting certain service and age requirements. In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Members. The maximum matching contributions range from 50% of the first 4% to 10% of an employee’s annual wages. The amount contributed to the Plans by the Members subsequent to each acquisition by the Company was approximately $503,786, $356,179 and $272,973 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 20.         Commitments and Contingencies

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2014. Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2006 future minimum lease payments under these non-cancelable operating leases are as follows:

Operating
Year ending	leases
December 31,
2007	$984,036
2008	897,967
2009	703,132
2010	605,116
2011	531,200
Thereafter	990,000
$4,711,451

Total rent expense under all capital leases was $684,845, $582,757 and $256,187 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 21.         Concentration of Credit Risk

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

For the year ended December 31, 2006, the Company had one customer that accounted for approximately 8% of total revenues. For the year ended December 31, 2005 and 2004, the Company had one customer that accounted for approximately 12% and 10% of revenues, respectively.

A significant majority of PDI’s revenues and receivables are related to U.S. Department of Defense contracts on either a direct or subcontractor basis.

Most contracts, although long term in nature, are subject to obtaining the required funding approvals from the U.S. Department of Defense.

Note 22.         Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2006	2005	2004

Federal:
Current	$-	$-	$221,079
Deferred	(5,617)	(84,140)	(79,295)
	$(5,617)	$(84,140)	$141,784
State and local:
Current	$153,003	$122,513	$99,550
Deferred	(802)	(12,020)	(20,965)
	$152,201	$110,493	$78,585
Provision	$146,584	$26,353	$220,369

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the reported income tax provision for (benefit from) is as follows:

	Year ended December 31
	2006	2005
Provision for income taxes at federal rate	$(567,438)	$(4,138,765)
State and local income taxes, net of
federal benefit	98,930	137,428
Permanent items, net	1,305,061	34,228
Federal valuation allowance	(688,103)	3,993,462
Other	(1,866)	--
Total	$146,584	$26,353

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liabilities as of December 31, 2006 and 2005 were as follows:

	Year ended December 31
	2006	2005
Net operating loss carryforwards and AMT credit	$756,180	$655,681
Capital losses in excess of capital gains	595,953	585,553
Reserves and other accruals	374,649	344,242
Impairment of ZCS	--	1,439,214
Stock based compensation	3,647,986	3,159,918
Tax/book basis difference in assets	(291,713)	(266,443)
Change in method, due to acquisition	0	(55,124)
Total deferred tax assets	$5,083,055	$5,863,041
Less: Valuation allowance	(5,400,721)	(6,187,125)
Net deferred tax liability	$(317,666)	$(324,084)

As of December 31, 2006 and 2005, the Company has net operating loss (“NOL”) carryforwards of approximately $1,806,117 and $1,611,000, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income in various years through 2026. The Company recorded a deferred tax liability related to the PDI acquisition, which represents a required change in the method of accounting for this subsidiary from the cash method to the accrual method. The NOL carryforwards could be used to offset the change in method of accounting.

As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income, management believed it was appropriate to establish a valuation allowance to offset the non-current deferred tax assets with the exception of the deferred tax asset related to the Alternative Minimum Tax Credit Carryover at December 31, 2004. The valuation allowance includes all current and non-current deferred tax assets.

Note 23.	Supplemental Non-Cash Disclosures to the Statements of Cash
Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2006 and 2005:

	2006	2005	2004
	-------------	------------	------------
Issuance of Common Stock in connection
with acquisitions	$1,923,696	$904,735	$833,481
Surrender of Common Stock in connection
with acquisitions	(376,586)	-	-

Note 24.         Subsequent Events

On March 6, 2006, ZCS, completed the acquisition of all of the issued and outstanding capital stock of The DBA Group, LLC ("DBA") from the shareholders of DBA (the "Shareholders”).

The total consideration to be paid by the Company to the Shareholders will be comprised of initial consideration, a purchase price adjustment based upon the level of DBA's net working capital at closing, and future contingent consideration.

The initial consideration consists of $750,000 in cash and $750,000 of stock which will be calculated using the average share price of the three days preceding the transaction.

The Shareholders are eligible to receive contingent consideration of up to $1,500,000, in the aggregate, for the three successive annual performance periods commencing March 1, 2007 based upon DBA attaining specified earnings and revenue targets in each period.

In addition, for each of the first three annual performance periods, if DBA exceeds performance targets specified in the Agreement, the Shareholders and key employees shall be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied the amount by which a performance multiple calculated pursuant to the Agreement exceeds one. This additional contingent consideration is payable, at the option of the Company, in cash, options to acquire Common Stock, or a combination of both. The Agreement provides that the aggregate contingent consideration payable to the Shareholders and key employees under the Agreement shall not exceed, in the aggregate, $2 million.

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

For accounting purposes, the Company will record all of the consideration at its fair value. For shares issued, the value will be based on the average closing price of the Common Stock for the three trading days, immediately before and after March 6, 2007, which was the date the transaction was announced. Contingent consideration will be recorded by the Company when the achievement of the EBITDA and revenue targets is satisfied beyond a reasonable doubt.

On March 6, 2007, the Company issued a promissory note in the amount of $750,000 to a principal shareholder of the Company. This note was used to fund the cash portion of the purchase price paid at closing for the DBA acquisition. The note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty.

In February 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. The Company drew down $1,100,000 on this line in February 2007 and another $100,000 in March 2007. Also, in March, the Company repaid $250,000 on this line.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty.

The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group.

Note 25.         Quarterly Information (Unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all normal and recurring adjustments necessary to fairly state the Company’s consolidated results of operations and related information for the periods presented.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
----------------------------	------------------	------------------	------------------	------------------
Revenues	$10,675,004	$11,397,221	$11,226,070	$11,959,838
Operating loss
Loss from continuing
operations after taxes	(445,067)	(249,990)	(309,752)	(637,632)
Loss from discontinued
operations, net of taxes	(69,098)	-	-	-
Loss on sale of discontinued
Operations	(56,299)	-	-	-
Net Loss	(570,464)	(249,990)	(309,752)	(637,632)
Basic and diluted per share
Continuing operations	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	$(0.00)	$-	$-	$-
Net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.02)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
----------------------------	------------------	------------------	------------------	------------------
Revenues	$7,532,698	$8,932,114	$9,182,752	$9,243,992
Operating loss	(497,786)	(453,030)	(239,945)	(9,348,974)
Loss from continuing
operations after taxes	(718,432)	(859,521)	(565,038)	(9,708,406)
Loss from discontinued
operations, net of taxes	(80,813)	(22,006)	(38,206)	(1,214,753)
Net Loss	(799,245)	(881,527)	(603,244)	(10,923,159)
Loss per share
Basic	$(0.03)	$(0.03)	$(0.02)	$(0.37)
Diluted	(0.03)	(0.03)	(0.02)	(0.37)

In the fourth quarter of 2005 we recorded a non-cash charge for impairment of goodwill in the amount of $3,384,635, a non-cash charge for stock based compensation in the amount of $4,540,221 in connection with the surrender of shares of Common Stock, and a loss from the discontinued operations of Delta, net of tax, of $1,355,778 for the twelve months ended December 31, 2005.

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions

	Balance at	Charges to	Charges
	Beginning of	Costs and	to Other			Balance at End
	Period	Expenses	Accounts	Deductions		of Period
Allowance for Doubtful Accounts
January 1, 2004 to December 31, 2004	$-	$168,734	$-	$12,371	(1)	$156,363
January 1, 2005 to December 31, 2005	156,363	411,897	-	283,752	(1)	284,508
January 1, 2006 to December 31, 2006	284,508	57,272	-	94,670	(1)	247,110
Deferred Tax Valuation Allowance
January 1, 2004 to December 31, 2004	$1,486,455	$67,333	$-	$-		$1,553,788
January 1, 2005 to December 31, 2005	1,553,788	4,633,337	-	-		6,187,125
January 1, 2006 to December 31, 2006	6,187,125	0	-	786,404	(2)	5,400,721
(1) Represents write-offs
(2) Represents deferred tax true up