Form 10-Q
period 2007-03-31
ZANETT INC
filed 2007-05-18
CIK 1133872

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007 or

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

                                 (212) 583-0300
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                      Outstanding at May 11, 2007
                -----                     ----------------------------
      Common stock $.001 Par Value                 29,798,178

TABLE OF CONTENTS


                                                                          Page

PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements.                                               1

         Condensed Consolidated Balance Sheets as of
            March 31, 2007 (unaudited) and December 31, 2006                 1

         Condensed Consolidated Statements of Operations for the three
            months ended March 31, 2007 and 2006 (unaudited)                 2

         Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2007 and 2006 (unaudited)               3

         Notes to Condensed Consolidated Financial Statements                4
             (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                      18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.        27

Item 4 - Controls and Procedures.                                           27

PART II   OTHER INFORMATION                                                 28

Item 6 - Exhibits.                                                          28

Signatures                                                                  29

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Zanett, Inc.
                      Condensed Consolidated Balance Sheets

                                                              March 31,       December 31,
                                                                2007              2006
                                                            (unaudited)
                                                            ------------      ------------
Assets
Current assets:
       Cash and cash equivalents                            $  1,399,030      $    622,182
       Accounts receivable net of allowance
         for doubtful accounts of $251,631 and
         $247,110, respectively                                7,473,353         7,837,290
       Unbilled revenue                                        1,511,237         1,170,571
       Prepaid expenses and other current assets               1,084,437         1,051,400
                                                            ------------      ------------
              Total current assets                            11,468,057        10,681,443
                                                            ------------      ------------

Property and equipment, net                                      931,620           918,137
Goodwill                                                      19,697,426        18,087,225
Other intangibles, net                                           894,912           979,425
Other assets                                                     441,415           487,197
                                                            ------------      ------------
              Total assets                                  $ 33,433,430      $ 31,153,427
                                                            ============      ============

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                     $  1,217,079      $    992,726
       Accrued expenses                                        3,062,968         3,022,313
       Short-term debt                                         5,441,540         6,219,710
       Short-term debt-related party                           2,450,000                 -
       Income Taxes payable                                       23,426            61,198
       Short-term renewable unsecured subordinated debt          580,814           815,668
       Other current liabilities                                 653,680           694,315
       Deferred revenue                                          849,948           909,275
       Deferred income taxes                                      14,753            14,753
       Capital lease obligations                                   5,281             5,281
                                                            ------------      ------------
              Total current liabilities                       14,299,489        12,735,239
                                                            ------------      ------------

Long-term notes payable-related party                          8,325,000         7,575,000
Long term renewable unsecured subordinated debt                1,363,942         1,264,016
Other non-current liabilities                                    977,780         1,221,560
Deferred rent expense                                             82,701            88,134
Deferred income taxes                                            302,913           302,913
Capital lease obligations                                         13,957            20,263
                                                            ------------      ------------
              Total liabilities                               25,365,782        23,207,125
                                                            ------------      ------------
Commitments and contingencies                                          -                 -

Stockholders' equity
       Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding                      -                 -
       Common stock, $0.001 par value; 50,000,000 shares
          authorized; 29,798,178 and 29,337,110 shares
          issued and outstanding, respectively                    29,798            29,337
       Additional paid-in capital                             30,659,607        29,763,064
       Treasury stock, at cost; 59,658 shares                   (179,015)         (179,015)
       Accumulated deficit                                   (22,442,742)      (21,667,084)
                                                            ------------       -----------
               Total stockholders' equity                      8,067,648         7,946,302
                                                            ------------       -----------
              Total liabilities and stockholders' equity     $33,433,430       $31,153,427
                                                            ============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ZANETT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months ended March 31,
                                                 ---------------------------
                                                     2007           2006
                                                 -----------     -----------
Revenue                                          $11,956,702     $10,675,004

Operating expenses:
   Cost of revenue                                 8,640,156       7,544,954
   Selling and marketing                           1,279,439       1,031,168
   General and administrative                      2,327,254       2,085,721
                                                 -----------     -----------
        Total operating expenses                  12,246,849      10,661,843
                                                 -----------     -----------
        Operating (loss)/income                     (290,147)         13,161
                                                 -----------     -----------
Other income/ (expense):
    Interest income                                      153           1,935
    Interest expense                                (459,917)       (454,833)
    Other, net                                             -           7,167
                                                 -----------     -----------
    Total other expense                             (459,764)       (445,731)
                                                 -----------     -----------
Loss from continuing operations
    before income taxes                             (749,911)       (432,570)

Income tax provision                                  25,750          12,497
                                                 -----------     -----------
Loss from continuing operations
    after taxes                                  $  (775,661)    $  (445,067)
                                                 -----------     -----------
Loss from discontinued operations, net
    of taxes                                     $         -     $   (69,098)

Loss on sale of discontinued operations                    -         (56,299)
                                                 -----------     -----------
Net loss                                         $  (775,661)    $  (570,464)
                                                 ===========     ===========
Basic and diluted loss per share:

Continuing operations                            $     (0.03)    $     (0.02)
Discontinued operations                          $     (0.00)    $     (0.00)
                                                 -----------     -----------
Net loss per common share to common
    stockholders (basic and diluted)             $     (0.03)    $     (0.02)
                                                 ===========     ===========

Weighted average shares outstanding - basic
    and diluted                                   29,413,956      29,387,900
                                                 ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                                  Zanett, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     2007             2006
                                                                  -----------      ----------
Cash flows from operating activities:
Net loss                                                          $  (775,661)     $ (570,464)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                               242,595         130,649
          Stock based compensation and services                       147,004         355,449
          Deferred income taxes                                             -         (27,234)
          Accretion of interest on deferred consideration                   -          15,085
          Changes in:
               Accounts receivable                                    688,392         (36,199)
               Unbilled revenue                                      (332,666)       (785,691)
               Prepaid expenses and other current assets              (33,037)        (55,291)
               Accrued expenses                                        40,657         779,773
               Accounts payable                                       118,381        (730,944)
               Other current liabilities                             (248,388)           (467)
               Income taxes payable                                   (37,772)         32,847
               Deferred revenue                                      (316,555)        (39,779)
               Deferred rent expense                                   (5,433)              -
                                                                  -----------      ----------
     Net cash used in operating activities                           (512,483)       (932,266)
                                                                  -----------      ----------
Cash flows from investing activities:
     Cash paid for acquisitions, net of cash acquired of
       of $87,43                                                     (662,562)              -
     Net cash sold on the disposal of a business                            -         (10,000)
     Cash paid for contingent consideration related
       to acquisitions                                               (243,780)       (269,751)
     Additions to property and equipment                              (76,511)         (1,846)
                                                                  -----------      ----------
     Net cash used in investing activities                           (982,853)       (281,597)
                                                                  -----------      ----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable to related party       3,200,000       1,000,000
     Payments for debt issuance costs                                  (8,412)        (53,915)
     Payments for redemptions of unsecured notes                     (134,928)        (93,763)
     Proceeds from short term borrowings                             (778,170)              -
     Capital lease payments                                            (6,306)         (9,743)
                                                                  -----------      ----------
     Net Cash provided by financing activities                      2,272,184         842,579
                                                                  -----------      ----------
Net increase (decrease) in cash and cash equivalents                  776,848        (371,284)
Cash and cash equivalents, beginning of period                        622,182         588,259
                                                                  -----------      ----------
Cash and cash equivalents, end of period                          $ 1,399,030      $  216,975
                                                                  ===========      ==========
Supplemental cash flow information:

Income taxes paid                                                 $    64,543      $        -
                                                                  ===========      ==========
Interest paid                                                     $   378,102      $  281,736
                                                                  ===========      ==========
Non-cash financing activity:
Shares issued for contingent consideration                        $         -      $  395,618
                                                                  -----------      ----------
Shares issued for acquisition                                     $   471,066      $        -
                                                                  -----------      ----------
Reconciliation of cash at beginning of period:
       Cash                                                                        $  547,363
       Cash held for sale                                                              40,896
                                                                                   ----------
       Total                                                                       $  588,259
                                                                                   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  Zanett, Inc.
              Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10- Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 which are contained in the Company's Annual Report on Form 10-K. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

As of March 31, 2007, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the adoption of Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-and interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matter; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, Colorado and Ohio as "major" tax jurisdictions, as defined. The only periods subject to examination for the Company's federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company's state returns in New York, Colorado and Ohio are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained by the audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

During the quarter ended March 31, 2007, the Company incurred a net loss of $775,661 and used cash in operations of $512,483. As of March 31, 2006, the Company had a working capital deficit of $2.5 million.

As of March 31, 2007, our revolving line of credit with LaSalle National Bank ("LaSalle") had a balance of $5.4 million with available borrowing of $312,000. In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of March 31, 2007, this line of credit had a balance of $2.4 million. In addition to these lines of credit the company had a cash balance at March 31, 2007 of $1,399,303. The Company believes that based on the 2007 forecast that the existing cash balance along with the line from the principal shareholder as well as the LaSalle line of credit will be adequate to fund the Company's cash flow requirements.

Certain reclassifications have been made to the prior year's financial statements to conform to the current years presentation.

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

The Commercial Solutions segment consists of its wholly-owned subsidiary, Zanett Commercial Solutions, Inc. ("ZCS"). On December 30, 2005, three of the Company's wholly-owned subsidiaries, Back Bay Technologies, Inc., ("BBT"), based in Burlington, Massachusetts, INRANGE Consulting Corporation("ICC"), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. ("WTP"), also based in Burlington, Massachusetts, merged with and into ZCS. In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007 ZCS acquired The DBA Group, LLC ("DBA") based in Alpharetta, Georgia.

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

The Government Solutions segment consists of the Company's wholly-owned subsidiary Paragon Dynamics, Inc. ("PDI"), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

Note 3.     Share Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared-Based Payment," (SFAS No.
123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No.

123, "Accounting for Stock-Based Compensation," and Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense for employee related stock options of $99,329 and $279,864, respectively.

The fair value of the Company's stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using an expected life of four years, volatility of 48% to 76%.

The fair value of the Company's stock-based awards issued to employees in the first quarter of 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55%, and a risk-free rate of 4.62%.

The Company's Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company's common stock. The plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by the Company's Executive Committee, which is comprised of certain Directors and officers of the Company. Under the plan, the Executive Committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company's common stock on the date of the grant). The options generally vest over a four year period. The Company's policy for attributing the value of graded vesting share based payments is on a straight line basis over the requisite service period for the entire award.

In October and November 2006 the Company issued 3,064,000 options which vest only when the Company files a 10K showing an annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Under FAS 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company's stock option plan as of March 31, 2007 is presented below:

                                                                 Weighted       Weighted Avg.
                                                                   Avg.           Remaining        Aggregate
                                                Number of        Exercise        Contractual       Intrinsic
                                                 Options          Price          Term (years)        Value
                                             --------------    ------------     -------------    -------------
Outstanding at January 1, 2006                   7,307,868     $      2.11
   Granted                                         430,000     $      1.66
   Exercised                                             -               -
   Forfeited                                      (318,250)           1.97
                                             --------------    -----------

Outstanding at March 31, 2007                    7,419,618     $      2.59        $     5.70      $  880,378
                                             ==============    ===========

Exercisable at March 31, 2007                    3,223,476     $      2.45        $     6.21      $   44,948
                                             ==============    ===========

The weighted average grant-date fair value of options granted during the first quarter of 2007 was $1.66 and $3.23, for the first quarter of 2006.

The activity with respect to non-vested options under the Company's stock option plan was as follows:

                                                                     Weighted
                                                                    Avg. Grant
                                                Number of           Date Fair
                                                 Options              Value
                                             --------------      ---------------
Non-vested at December 31, 2006                 4,019,855             2.10
   Granted                                        430,000             1.66
   Vested                                        (106,612)            2.77
   Forfeited                                     (147,100)            2.31
                                             -------------
Non-vested at March 31, 2007                    4,196,143             1.75
                                             =============

At March 31, 2007, there was $1.1 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the three months ended March 31, 2007 was zero.

Note 4.     Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At March 31, 2007 and 2006, the Company excluded 172,662 and 1,813,437 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be anti-dilutive because the Company is in a loss position.

Note 5.     Acquisitions

Data Road

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road from the shareholders of Data Road (the "Shareholders"). ZCS acquired Data Road in order to broaden its services and solutions portfolio, further its national expansion and add a substantial roster of blue-chip companies to its client base.

The total consideration paid by ZCS to the Shareholders was comprised of initial consideration, a purchase price adjustment based upon the level of Data Road's net working capital at closing, and future contingent consideration, as defined in the Data Road Purchase Agreement (the "Data Road Agreement"). An amount equal to 5% of the purchase price was paid to two key employees of Data Road (the "Key Employees") and was recorded as compensation expense as incurred.

The initial consideration consisted of $375,000 in cash and 125,000 shares of the Company's Common Stock; of which 50,000 was placed into escrow in order to secure certain potential obligations of the key employees under the Data Road Agreement.

The post-acquisition consolidated financial statements include the results of operations of Data Road from the May 1, 2006 acquisition date. The purchase price has been allocated to the fair value of the net assets acquired. The valuation of the intangible assets acquired is based on a valuation prepared by an independent valuation firm that assumed, as of the valuation date, that the assets will continue to operate as configured as a going concern based on the past, present and future projected financial condition of Data Road.

The following table sets forth the components of the purchase price:


Cash paid                                   $   375,000
Common stock issued                             390,000
Deferred purchase consideration                 525,574
                                            ------------
Total purchase price                        $ 1,290,574
                                            ============

The Common Stock issued or issuable to the Shareholders and Key Employees pursuant to the Data Road Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions contemplated by the Data Road Agreement pursuant to a lock-up agreement with each of the Shareholders, subject to certain limited exceptions. In connection with the Data Road Agreement, the Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company has recorded all of the consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days immediately before and after April 24, 2006, which was the date the transaction was announced with the exception of the six-month earn-out which was recorded in deferred purchase consideration. Contingent consideration (other then the six-month earn-out) will be recorded by the Company when the EBITDA and revenue targets set forth in the Data Road Agreement are achieved.

The Shareholders are eligible to receive contingent consideration of up to $2,250,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. In addition, the Shareholders and Key Employees received aggregate contingent consideration of $187,000 in cash and 238,640 shares of stock for the six-month performance period beginning May 1, 2006 and ending October 31, 2006 based upon Data Road attaining specific earnings and revenue targets for that period. The cash and stock were paid and issued in 2007, but recorded in 2006. The shares and payments for accounting purposes are included in goodwill.

In addition, for the six-month performance period and each of the annual performance periods specified in the preceding paragraphs, if Data Road exceeds performance targets specified in the Data Road Agreement, the Shareholders and Key Employees shall be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the Data Road Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The purchase agreement provides that the aggregate contingent consideration payable to the Shareholders and Key Employees under the Data Road agreement shall not exceed, in the aggregate, $10 million.

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Roads' April 30, 2006 balance sheet.

Current Assets                                  $   882,389
Property and equipment                               93,693
Intangible assets                                   473,000
Other assets                                         33,549
Liabilities assumed                             $  (952,641)
                                                ------------
Fair value of net assets acquired                   529,990
                                                ------------
Goodwill                                        $   760,584
                                                ============

The DBA Group

On March 6, 2007, ZCS completed the acquisition of all of the issued and outstanding capital stock of The DBA Group, LLC ("DBA") from the shareholders of DBA (the "DBA Shareholders").

The total consideration to be paid by ZCS to the DBA Shareholders will be comprised of initial consideration, a purchase price adjustment based upon the level of DBA's net working capital at closing, and future contingent consideration.

The initial consideration consisted of $750,000 in cash and $750,000 of stock which was calculated using the average share price of the three days preceding the transaction.

The DBA Shareholders are eligible to receive contingent consideration of up to $1,500,000, in the aggregate, for the three successive annual performance periods commencing March 1, 2007 based upon DBA attaining specified earnings and revenue targets in each period.

In addition, for each of the first three annual performance periods, if DBA exceeds performance targets specified in the DBA purchase agreement (the "DBA

Agreement"), the DBA Shareholders will be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied the amount by which a performance multiple calculated pursuant to the DBA Agreement exceeds one. This additional contingent consideration is payable, at the option of the Company, in cash, options to acquire Common Stock, or a combination of both. The DBA Agreement provides that the aggregate contingent consideration payable to the DBA Shareholders under the DBA Agreement shall not exceed, in the aggregate, $2 million.

The Common Stock issued or issuable to the DBA Shareholders pursuant to the DBA Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions pursuant to a lock-up agreement with each of the DBA Shareholders, subject to certain limited exceptions. In connection with the DBA Agreement, the DBA Shareholders also entered into employment agreements with the Company.

For accounting purposes, the Company will record all of the consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days, immediately before and after March 6, 2007, which was the date the transaction was announced. Contingent consideration will be recorded by the Company when the achievement of DBA EBITDA and revenue targets is satisfied beyond a reasonable doubt.

The following table sets forth the components of the purchase price paid to date:


Cash paid                     $    750,000
Common stock issued                750,000
                              -------------
Total purchase price          $  1,500,000
                              =============

The post acquisition consolidated financial statements include the results of operations of DBA from the acquisition date. The initial purchase price of $1,500,000 has been preliminarily allocated to DBA's identifiable net assets as of February 28, 2007 which are indicated in the following table, with the excess of the purchase price over the estimated fair value of the net assets acquired of $1,610,201 recorded as goodwill, pending managements' valuation of the fair value of the net assets acquired as of the date of acquisition. Therefore, the purchase price allocation may be revised.


Current assets                         $     419,893

Property and equipment                        40,860

Other assets                                       -

Liabilities assumed, current                (570,954)
                                       --------------

Fair value of assets acquired          $    (110,201)
                                       --------------
Goodwill                               $   1,610,201
                                       ==============

Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Data Road and DBA had occurred on January 1 of each year presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

                                       Three months ended March 31,
                                     --------------------------------
                                          2007                2006
                                      (unaudited)         (unaudited)
                                     ------------        ------------
Pro forma results:
Revenues                             $ 12,380,186        $ 12,635,931
Net loss                             $   (576,196)       $   (540,232)
Loss per common share basic
      and diluted                    $      (0.02)       $      (0.02)


Note 6.       Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at March 31, 2007 and December 31, 2006:

                                              March 31, 2007 (unaudited)                       December 31, 2006
                                      -----------------------------------------   -----------------------------------------
                           Remaining
                            Useful       Gross       Accumulated       Net           Gross        Accumulated      Net
                           Life (in     Carrying     Amortization    Carrying      Carrying      Amortization    Carrying
                            years)       Value          Amount         Value         Value          Amount        Value
                          ----------  -----------    -----------    -----------   -----------    ------------   -----------
Long-term
   Contracts                 1.83     $   390,000    $  (315,000)   $    75,000   $   390,000    $  (292,500)   $    97,500

Customer
   Relationships             3.5          907,000       (364,348)       542,652       907,000       (320,515)       586,485

Non-compete
   Agreement                 2.92         103,000        (40,285)        62,715       103,000        (33,450)        69,550

Trade
   Names                     3.08         328,000       (113,455)       214,545       328,000       (102,110)       225,890
                                      -----------    -----------    -----------   -----------    -----------    -----------
Total                                 $ 1,728,000    $  (833,088)   $   894,912   $ 1,728,000    $  (748,575)   $   979,425
                                      ===========    ===========    ===========   ===========    ===========    ===========

Amortization expense was $84,514 and $66,452 for the three months ended March 31, 2007 and 2006, respectively. Based on the Company's amortizable intangible assets as of March 31, 2007, the Company expects related amortization expense for the remainder of 2007 and the four succeeding fiscal years to approximate $253,542, $255,553, $162,907, $76,247 and $26,667.

Goodwill during the first quarter of 2007 was at $14,868,024 for the Commercial Solutions segment and $4,829,402 for our Government Solutions segment. Goodwill increased at ZCS by $1,610,201 as a result of the DBA acquisition. Recorded goodwill is not amortized and no impairment losses have been recognized during the three month period ended March 31, 2007. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7.     Related Party Transactions

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of the Company's Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of the Company's outstanding common stock. The promissory notes, in the amounts of $3,075,000 and $1,500,000 were extended from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. The Company also extended the maturity date on a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments at the rate of 15% per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. One of these notes matures on May 31, 2007 and the other had an original maturity date of January 2, 2007 which was extended in the same month to May 31, 2007. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. On March 15, 2007, the Company replaced each of these notes payable to Bruno Guazzoni totaling $6,075,000 with new notes which have identical terms to the old notes except that the maturity date is extended to March 15, 2009.

On October 14, 2006, we entered into a two year line of credit arrangement with Bruno Guazzoni, which provided us with access to up to $5 million to repay our credit facility with Fifth Third Bank or for working capital needs. The interest rate on the line of credit is Prime plus 2%. On, December 1, 2006 the Company initiated borrowings under this arrangement evidenced by a new promissory note (the "New Note") whereby approximately $4,551,843 of proceeds were used to repay in full the Company's credit facility with Fifth Third Bank, which expired by its terms on November 30, 2006, with the remainder of the proceeds being held on deposit with Fifth Third Bank. The New Note was repaid in its entirety upon the closing of the Company's new loan and security agreement with LaSalle. This arrangement has been terminated.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of March 31, 2007 the balance on this line was $2,450,000.

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

For the three months ended March 31, 2007, the Company had one customer that accounted for 9% of total revenue. For the three months ended March 31, 2006, the Company had one customer that accounted for 12% of total revenue.

At March 31, 2007, the Company did not have a customer account that accounted for over 7% of accounts receivable. At March 31, 2006, the Company had one customer that accounted for 15% of accounts receivable.

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

Note 10. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company's outstanding debt at March 31, 2007 are as follows:

                                                           March 31, 2007
                                                           --------------
Notes payable to principal shareholder
   11% annual interest, quarterly interest
       payments, matures March 15, 2009                     $  4,575,000
Notes payable to financial institution
   15% annual interest, quarterly interest
       payments, matures March 15, 2009                        1,500,000
Notes payable to principal shareholder
   15% annual interest, quarterly interest
        payments, matures March 15, 2009                       1,500,000
Notes payable to principal shareholder
   11% annual interest, quarterly interest
        payments, matures March 6, 2009                          750,000

Total notes payable                                         $  8,325,000
        Less: Current Portion                                          0
                                                            ------------
Long-term portion of notes payable                          $  8,325,000
                                                            ============

The Company made interest payments on the above mentioned notes payable to a related party during the first quarters of 2007 and 2006 in the amounts of $238,313 and $152,000, respectively.

REVOLVING CREDIT FACILITY

On December 21, 2006 the Company entered into a loan agreement with LaSalle that has an expiration date of December 21, 2009. Under that agreement, the bank provided a three-year, secured, revolving credit facility in the initial amount of $8,000,000 which can be increased to $10,000,000. In addition to the credit facility, the bank provided the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at Prime or LIBOR plus 250 basis points. The facility is secured by a first lien on all of the Company's assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $151,306. These fees are classified as other assets in our balance sheet and will be amortized over the life of the loan. At March 31, 2007 the loan balance was $5,441,540.

There are financial covenants in the Loan Agreement. The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company is required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. The Company must maintain a senior debt ratio of not greater than 3.0 to 1.0 through June 30, 2007, which ratio decreases to 2.75 to 1.0 for the 12 month period ending on September 30, 2007, and to 2.5 to 1.0 thereafter. The Company is also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the loan.

As of March 31, 2007, the Company was not in compliance with these financial covenants. The Company has received a first amendment and modification to the Loan Agreement which waived these covenants from LaSalle. Notwithstanding such waiver, the Company remains subject to these financial covenants, which are calculated quarterly. The LaSalle note is reflected as short term based upon certain terms of the loan agreement in accordance with Emerging Issues Task Force (EITF) No.95-22.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of March 31, 2007 the balance on this line was $2,450,000.

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expired in November 2006. The Fifth Third arrangement consisted of a two year, secured, $5 million revolving credit facility. This facility expired by its terms, as described above.

RENEWABLE UNSECURED SUBORDINATED DEBT

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through March 31, 2007, the Company has issued $1,944,756 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company's outstanding notes payable as of March 31, 2007:


                                              (Unaudited)

                                                                                    Weighted
                                  Original         Principal                         Average
                                   Term             Amount         Percentage     Interest Rate
                               -------------     -------------    ------------    --------------
Renewable unsecured                3 months      $     15,035           0.77%             5.50%
  subordinated notes               6 months             4,188           0.22%             6.00%
                                     1 year           284,198          14.61%             7.23%
                                    2 years           377,319          19.40%             8.20%
                                    3 years         1,025,966          52.76%             9.24%
                                    4 years           126,000           6.48%             7.75%
                                    5 years            30,000           1.54%             8.55%
                                   10 years            82,050           4.22%             8.85%
                               -------------     -------------    ------------    --------------
Total                                            $  1,944,756         100.00%             8.59%
Less current portion
  of notes payable                                   (580,814)
                                                 -------------
Long-term portion                                   1,363,942
                                                 =============


The Company made interest payments on the above mentioned unsecured subordinated notes during the first quarters of 2007 and 2006 in the amounts of $27,102 and $30,948, respectively.

Note 11.    Discontinued Operations

On March 7, 2006, the Company entered into a Stock Purchase Agreement with its wholly-owned subsidiary Delta Communications Group, Inc. and Howard Norton, Delta's Chief Executive Officer. Pursuant to the terms of agreement, the Company exchanged the outstanding common stock of Delta for 64,789 shares of the Company's Common Stock which were fair valued at $222,226 using the closing price of the Common Stock on February 28, 2006 and options to acquire 100,000 shares of the Company's Common Stock which were fair valued at $154,360 by using Black-Scholes. The aforementioned shares of common stock and options represented Mr. Norton's entire equity interest in the Company.

While Delta retained all of its outstanding liabilities, under the Agreement, the Company retained all of Delta's outstanding receivables as of February 28, 2006. The 64,789 shares of Common Stock were canceled by the Company on March 13, 2006.

Delta was part of our Commercial Solutions segment prior to the sale. The Company accrued $10,000 in transaction cost for professional fees associated with the sale of Delta and recorded a loss on sale of discontinued operations of $56,299 in the quarter ended March 31, 2006.

The following amounts relate to the operations of the Company's disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period's consolidated statement of operations:

                                                     Quarter ended March 31,
                                                             2006
                                                          -----------
Revenue                                                   $   187,435

Operating loss before income taxes                            (69,098)
Income tax benefit                                                  -
                                                          -----------
Loss from discontinued operations, net of taxes           $   (69,098)
                                                          ===========

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

All of the Company's operations during the first three months of 2007 and 2006 were in the United States.

The column labeled "Corporate and Other" consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled "Corporate and other" are cash, property and equipment, income taxes receivable, deferred taxes, and other assets. The table below does not include the results of discontinued operations.

                                            Commercial         Government        Corporate         Discontinued      Consolidated
                                             Solutions          Solutions        and Other          Operations         Balance
                                           -------------      ------------      -------------      ------------     --------------
Quarter ended March 31, 2007:

Revenue                                    $   9,957,027      $  1,999,675      $           -      $          -     $   11,956,702
Depreciation and amortization              $     129,458      $     47,062      $      11,880      $          -     $      188,401
Operating income/(loss)                    $     207,747      $    169,310      $    (667,204)     $          -     $     (290,147)
Interest expense, net                      $    (128,139)     $    (56,250)     $    (275,375)     $          -     $     (459,764)
Other income, net                          $           -      $          -      $           -      $          -     $            -
Total assets                               $  24,828,540      $  6,261,015      $   2,343,875      $          -     $   33,433,430

Quarter ended March 31, 2006:

Revenue                                    $   8,344,516      $  2,330,488      $           -      $          -     $   10,675,004
Depreciation and amortization              $      80,988      $     45,452      $       4,209      $          -     $      130,649
Operating income/(loss)                    $     731,460      $    183,543      $    (901,842)     $          -     $       13,161
Interest expense, net                      $    (125,811)     $    (56,250)     $    (270,837)     $          -     $     (452,898)
Other income, net                          $       6,167      $          0      $       1,000      $          -     $        7,167
Total assets at March 31, 2006             $  20,538,452      $  6,026,643      $   1,735,530      $          -     $   28,300,625


Note 13.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In July 2006, FASB issued Financial Interpretation No. 48 (FIN 48) ("Accounting for Uncertainty in Income Taxes, as Interpretation of FASB Statement No. 109") This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurements threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on the Company's financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Included and Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value if a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006, as amended, as filed with the Securities and Exchange Commission.

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

On March 7, 2006, we sold Delta Communications Group ("Delta") back to its former owner. (For a complete discussion of the impact of the sale of Delta, see Notes 9 and 25 to the audited financial included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities & Exchange Commission and Note 11 to the condensed consolidated financial statements included in this Form 10-Q.)

Three months ended March 31, 2007 versus three months ended December 31, 2006

For the quarter ended March 31, 2007, our revenues were $11,956,702 as compared to $11,959,838 for the three months ended December 31, 2006. Revenues for our Commercial Solutions Segment were $9,957,027 for the quarter, up 1% from $9,878,704 in the fourth quarter of 2006. This increase was due in part to the continued improvement in the demand for commercial IT solutions since late 2005 when Oracle Corporation, on whose software suite many of our commercial IT solutions are based, disclosed its plans for migrating and upgrading customers using the legacy PeopleSoft and JD Edwards software that Oracle previously acquired. Our Government Solutions segment revenues declined 4% from $2,081,134 for the three months ended December 31, 2006 to $1,999,675 in the three months ended March 31, 2007. This decline was attributable to the diversion of funds for advanced technology projects on which this segment is engaged, to the current war effort.

Operating loss for the three months ended March 31, 2007 was $290,147 compared to an operating loss of $5,236 for the three months ended December 31, 2006. The decrease in operating income is attributable to the increase in general and administrative costs to $1,718,845 for the three months ended March 31, 2007 from $1,155,685 in the three months ended December 31, 2006. This increase relates to our higher compensation costs in our Commercial Solutions Segment. In the beginning of 2007, we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different platforms added one-time costs to the business which we believe will drive future efficiencies and better position ZCS for future growth. These costs, along with additional compensation costs, resulted in an increase in general and administrative costs of $563,159 in the three months ended March 31, 2007 compared to the three months ended December 31, 2006.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R"), which was issued in December 2004. Our adoption of SFAS No. 123R resulted in non-cash compensation expense of $147,004 for the quarter ended March 31, 2007, compared to $279,864 for the three months ended December 31, 2006.

Rising interest rates and increased borrowings in the quarter ended March 31, 2007 adversely affected our loss from continuing operations. Interest expense for the quarter was $459,917, making our loss from continuing operations before taxes of $749,911 for the quarter.

Three months ended March 31, 2007 versus 2006

The following table summarizes and compares our operating performance for the three month periods ended March 31, 2007 and March 31, 2006.

                                                      Quarter ended March 31,                 Increase/(Decrease)
                                                   2007                2006                   $                     %
                                               ---------------------------------------------------------------------------
Revenues:
  Commercial                                    $ 9,957,027         $ 8,344,516         $ 1,612,511                  19%
  Government                                      1,999,675           2,330,488            (330,813)                (14%)
                                               ---------------------------------------------------------------------------
                                                $11,956,702         $10,675,004         $ 1,281,698                  12%
Cost of Revenue:
  Commercial                                    $ 7,322,007         $ 5,883,366         $ 1,438,641                  24%
  Government                                      1,318,149           1,661,588            (343,439)                (21%)
                                               ---------------------------------------------------------------------------
                                                $ 8,640,156         $ 7,544,954         $ 1,095,202                  15%

Gross Margin                                          27.74%              29.32%                                     (2%)

Selling and Marketing:
  Commercial                                    $ 1,222,619         $ 1,023,911         $   198,708                  19%
  Government                                         56,820               7,257              49,563                 683%
                                               ---------------------------------------------------------------------------
                                                $ 1,279,439         $ 1,031,168         $   248,271                  24%

General and Administrative
  Commercial                                    $ 1,232,461         $   705,779         $   526,682                  75%
  Government                                        486,384             478,100               8,284                   2%
                                               ---------------------------------------------------------------------------
                                                $ 1,718,845         $ 1,183,879         $   534,966                  45%

Segment Operating income:
  Commercial                                    $   179,940         $   731,460         $  (551,520)                (75%)
  Government                                        138,322             183,543             (45,221)                (25%)
                                               ---------------------------------------------------------------------------
                                                $   318,262         $   915,003         $  (596,741)                (65%)

  Corporate Expense                             $   608,409         $   901,842         $  (293,433)                (33%)
                                               ---------------------------------------------------------------------------

Operating (loss)/income from
  continuing operations:                        $  (290,147)        $    13,161         $ (303,308)               (2305%)

  Interest Espense, Net                         $  (459,764)        $  (452,898)        $     6,866                  (2%)
  Other Income                                            0               7,167              (7,167)                100%
  Income tax provision                               25,750              12,497              13,253                (106%)
                                               ---------------------------------------------------------------------------

Net loss from continuing
  operations after income taxes                 $  (775,661)        $  (445,067)        $  (330,594)                 74%

Loss from discontinued operations,
  net of taxes                                            -             (69,098)             69,098                (100%)

Loss on sale of discontinued
  operations                                              -             (56,299)             56,299                (100%)
                                               ---------------------------------------------------------------------------
Net loss                                        $  (775,661)        $  (570,464)        $  (205,197)                 36%
                                               ===========================================================================



Our operating segments generated revenues of $11,956,702 for the three months ended March 31, 2007 versus revenues of $10,675,004 for the three months ended March 31, 2006, an increase of 12%. This increase was partly attributable to (1) an additional $1.6 million contribution from the inclusion of Data Road for the full quarter in 2007 as compared to no activity in the prior year and (2) an additional $200,000 from the inclusion of DBA for one month in 2007. The increase was partly offset by an approximately 2% decline in revenue for our Commercial Solutions segment and approximately 14% decline in revenue for our Government Solutions segment caused by a decline in demand for PDI's advanced engineering and project management services as a result of the diversion of monies to the current war effort. While revenues increased 12%, costs of revenues increased by 15%. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace; therefore we increased our marketing efforts in the Commercial Solutions segment. As a result, selling and marketing expenses increased 24%, from $1,031,168 in the quarter ended March 31, 2006 to $1,279,439 for the first quarter of 2007.

General and administrative costs, excluding corporate expenses, increased 45% in the first quarter of 2007 compared to the first quarter of 2006. This increase can be partially attributed to the expenses related to the Data Road and DBA acquisitions. In addition to these expenses, in the beginning of 2007 we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different platforms added one-time costs to the business which we believe will drive future efficiencies and better position ZCS for future growth.

Corporate expense decreased by $293,433 in the first quarter of 2007 compared to the first quarter of 2006. Corporate expenses were lower due to the cost containment program that we put into place at the beginning of 2006.

As a result of a 12% revenue increase which was more then offset by the increase in expenses in our Commercial Segment and the other factors discussed above, we had an operating loss of $290,147 in the first quarter of 2007 versus an operating income of $13,161 in the first quarter of 2006.

Our borrowings were slightly higher in the first quarter of 2007 than in the first quarter of 2006 as a result of the issuance of $1.5 million in additional promissory notes to a Bruno Guazzoni, our line of credit arrangement with Bruno Guazzoni and the full utilization of our revolving line of credit. Our net interest expense rose 2%, from $452,898 in the first quarter of 2006 to $459,764 in the first quarter of 2007. (For more information regarding our notes payable, revolving credit facility and subordinated debt arrangements, see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

Loss from the discontinued operations of Delta net of tax was $69,098 for the three months ended March 31, 2006. In addition, we recorded a $56,299 loss on the sale of Delta in the quarter ended March 31, 2006. There was no such charge in the first quarter of 2007. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

In the first quarter of 2007 we recorded an income tax provision related to our net loss in the amount of $25,750 versus $12,497 in the first quarter of 2006. The provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized. As a result of the income and expense results noted above, our net loss for the first quarter of 2007 was $775,661 versus a net loss of $570,464 recorded for the first quarter of 2006.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $9,957,027 in the first quarter ended March 31, 2007, an increase of 19% over the $8,344,516 generated in the first quarter of 2006. This increase was partly attributable to an additional $1.8 million contribution from the inclusion of the Data Road and DBA acquisitions for the full quarter in 2007 as compared to no activity in the prior year.

In the beginning of 2007 we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different Oracle platforms added one-time costs to the business which we believe will drive future efficiencies and better position ZCS for future growth.

While revenue increased 19%, costs of revenues increased 24% from the comparable prior year period primarily due to the inclusion of the Data Road and DBA acquisitions for the full quarter in 2007 as compared to no activity in the prior year.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we increased our marketing activities which resulted in a 19% increase in our selling and marketing expense to $1,222,619 for the quarter ended March 31, 2007, as compared with $1,023,911 during the first quarter ended March 31, 2006. This increase in costs is related to additional salespeople and expenses in connection with trade shows and conferences.

General and administrative expenses for the first quarter of 2007 were $1,232,461 as compared with $705,779 in the first quarter of 2006, representing an increase of $526,682, or 75%. This increase is a result of the alignment of our platforms discussed above.

For the reasons discussed above, operating income in our Commercial Solutions segment in the first quarter of 2007 was $179,940, down 75% from $731,460 in the comparable prior year period.

Government Solutions

Our Government Solutions segment generated revenues of $1,999,675 in the first quarter ended March 31, 2007, a decrease of 14% over the $2,330,488 generated in the first quarter of 2006. This decrease was caused by the demand for PDI's advanced engineering and project management services declining as a result of the diversion of monies to the current war effort. We believe that in 2007 our Government Solutions segment will continue to experience increasing demand for its services. Its ability to grow, however, will be to some extent limited in some respects by its ability to recruit, attract and hire professional staff that have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as 9/11 could also dramatically affect this segment's results.

Costs of revenues, principally compensation costs for professional staff, decreased 21% to $1,318,149 during the quarter ended March 31, 2007 versus $1,661,588 in the quarter ended March 31, 2006. As a result of the above, gross margins for the Government Solutions segment increased from 29% in the first quarter of 2006 to 34% in the first quarter of 2007.

Selling and marketing expenses increased 683% to $56,820 in the quarter ended March 31, 2007 from $7,257 during the quarter ended March 31, 2006 due to an increase in selling expenses in an effort to fuel future growth.

General and administrative expenses for the quarter ended March 31, 2007 remained relatively unchanged at $468,384, compared with $478,100 in the comparable prior year period.

As a result of these factors, operating income in the Government Solutions segment for the quarter ended March 31, 2007 was $138,322, down 25% from $183,543 for the quarter ended March 31, 2006.

Corporate

Corporate general and administrative expenses for the quarter ended March 31, 2007 were $608,409 versus $901,842 in the quarter ended March 31, 2006. Certain corporate expenses were lower due to the cost containment program that we put into place at the beginning of the 2006 fiscal year this cost containment program included reductions in corporate headcount, with resultant decreases in payroll expense, stock based compensation for consultants and public and institutional relations.

Consolidated Net Loss

On a consolidated basis, the effect of the increases and decreases in revenue and the components of operating expenses discussed above resulted in operating loss from continuing operations of $290,147 for the quarter ended March 31, 2007 compared to an operating income of $13,161 for the comparable period last year. This decrease in operating income for the period was largely due to the increase in revenue offset by an increase in general and administrative costs in our Commercial Solutions Segment.

Net interest expense increased $6,866, or 2%, to $459,764 in the quarter ended March 31, 2007 from $452,898 in the quarter ended March 31, 2006. The increase was principally attributable to the full quarter impact in 2007 of the additional $1.5 million in promissory notes that were issued to a related party, short-term working capital borrowings.

In the first quarter of 2007, we recorded an income tax provision of $25,570 versus a provision of $12,497 in the same quarter last year.

Loss from the discontinued operations of Delta net of tax was $69,098 for the three months ended March 31, 2006. In addition, we recorded a $56,299 loss on the sale of Delta in the quarter ended March 31, 2006. There was no such charge in the first quarter of 2007. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

As a result of the above, for the quarter ended March 31, 2007, we reported a net loss of $775,661 compared to a net loss of $570,464 for the quarter ended March 31, 2006.

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

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, during the first three months of 2007. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2007 we had cash and cash equivalents of $1,399,030, representing a 125% increase of $776,848 from the December 31, 2006 year-end balance of $622,182. This increase was a result of our operating performance in the first quarter of 2007 and an increase in cash provided by financing activities.

Cash used in operating activities was $512,483 for the three months ended March 31, 2007 compared to cash flows used in operating activities of $932,266 for the same period last year. This was primarily due to the net loss for the period of $775,661 in 2007 as compared to a net loss of $570,464 in 2006, and a decrease in unbilled revenue.

Cash used in investing activities was $982,853 for the quarter ended March 31, 2007 compared to a cash outflow of $281,597 for the corresponding period in 2006. The 2007 outflow primarily reflects net cash of $662,562 paid for the DBA acquisition and additions to property and equipment in 2007.

Cash provided by financing activities for the three months ended March 31, 2007 was $2,272,184 versus $842,579 for the same period in 2006. In the first three months of 2007, we issued $750,000 in promissory notes to a related party for the DBA acquisition. Additionally we drew down on the lines of credit with LaSalle and a related party of $1,671,830 in 2007.

On December 31, 2006 we entered into a revolving credit facility with LaSalle. The available line of credit is based on 80% of eligible accounts receivable up to a maximum of $8 million. At March 31, 2007 the balance was $5,441,540.

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

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of March 31, 2007, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

As of March 31, 2007, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with LaSalle. The Company has received a first amendment and modification to the Loan Agreement which waived these covenants from LaSalle. Notwithstanding such waiver, the Company remains subject to these financial covenants, which are calculated quarterly.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions to date were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at March 31, 2007. The table should be read together with the notes to the Consolidated Financial Statements.


                                                            Due in less         Due in one        Due in three       Due after
Obligation                                    Total        than one year      to three years         to five        five years
----------------------------------        -----------      -------------      -------------        -----------      ----------
Contingent consideration for
  acquisition of ICC (1)                    1,047,998            249,998            798,000                  -          -
Contingent consideration for
  acquisition of WTP (2)                      407,781            228,000            179,781                  -          -
Notes payable to related party (3)         11,048,571          1,547,000          9,501,571                  -          -
Notes payable to third party (4)            3,990,431            813,670          3,176,761                  -          -
Bank line of credit (5)                     5,441,540                  -          5,441,540                  -          -
Non-cancelable office lease (6)             4,699,862            985,377          2,193,285          1,521,200          -
                                          -----------        -----------        -----------        -----------        ---

Total                                     $26,636,183        $ 3,824,045         21,290,938        $ 1,521,200        $ -
                                          ===========        ===========        ===========        ===========        ===


(1) Additional consideration for ICC comprising of payments of $33,333 per month from October 2, 2006 through March 2, 2007, $16,666.67 per month for twelve months from April 2,2007 through March 2, 2008. The Company shall pay $400,000 (plus one year interest at 6%) on April 2, 2008 and April 2, 2009. The Company paid McData $99,999 in 2007 under this agreement.

(2) Contingent consideration payable to the former WTP shareholders as part of the Company's agreements regarding the former owner of WTP for the contingent consideration and tax true up as a result of the acquisition. Regarding the contingent consideration the Company has agreed to pay $432,000 beginning January 2007 and ending April 15, 2009. The first payment in January was for $60,000 and the other 27 payments are for $12,000 with the exception of the April 2007, July 2007, October 2007 and January 2008, which are $24,000. The tax true up agreement relates to the tax effect of the purchase and the Company reimbursing the owner for the owners tax burden the Company has agreed to pay $239,124 over a twelve month period. In 2007 the Company has paid $143,781 towards this agreement.

(3) Notes payable to a principal shareholder of the Company totaling $3,990,431 that mature on March 15, 2009 and related interest expense.

(4) Renewable unsecured subordinated notes including interest expense and a note payable including interest expense to a third party in the amount of $1,500,000 that matures on March 15, 2009 and related interest expense.

(5) The credit facility that was established in 2006 with LaSalle had an outstanding balance of $5,441,540 at March 31, 2007 and is due to expire on December 21, 2009.

(6) The Company, ZCS and PDI lease their main offices under non-cancelable operating leases that expire in December 2008, June 2008, August 2009 and August 2008, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At March 31, 2007, the future minimum lease payments under these leases were $4,469,862.

The Company's liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

- We maintain our cash balances and money-market instruments with three separate institutions of high credit quality to minimize our exposure.

- We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. For the three months ended March 31, 2007, no one customer accounted for more than 9% of revenues. For the three months ended March 31, 2006, one customer accounted for approximately 12% of revenues. At March 31, 2007, the Company did not have a customer account that accounted for over 10% of accounts receivable. For the three months ended March 31, 2006 the Company had one customer that accounted for 15% of accounts receivable.

Recent Accounting Pronouncements

See Note 13 to the Condensed Financial Statements included elsewhere in this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2007, the Company had borrowings of $5,441,540 under the revolving credit facility with LaSalle and $2,450,000 under the line of credit with Bruno Guazzoni. The effect of a 100 basis point increase or decrease in interest rates would not have a material effect on the Company's results from operations.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in the Company's internal control over financial reporting described in the following paragraph.

In connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2006, the Company's independent registered public accounting firm, Amper, Politziner & Mattia, P.C. ("AP&M"), informed management and the Board of Directors that it had noted certain conditions which it had concluded, in the aggregate, represent a material weakness in the Company's internal control over financial reporting. AP&M noted that, before the audited financial statements for fiscal year 2006 contained in this Annual Report were finalized, (1) certain audit adjustments were made to such financial statements after being identified by AP&M (2) certain disclosures required by GAAP were incorporated in such financial statements and the notes thereto after being identified by AP&M and (3) certain account analyses were either not accurately completed and/or not completed in a timely manner.

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

During the first fiscal quarter covered by this quarterly report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company's internal control over financial reporting

PART 2   OTHER INFORMATION


Item 6 - Exhibits

3.1(1)  Certificate of Incorporation

3.2(1)  Bylaws

4.1(2) Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005

10.1(3) Promissory Note between Bruno Guazzoni and Zanett Commercial Solutions,
        Inc. dated as of February 21, 2007

10.2(3) Line of Credit between Bruno Guazzoni and Zanett, Inc. dated as of
        February 21, 2007

10.3(3) Agreement and Plan of Merger between Zanett, Inc. and DBA Group, LLC dated as of February 28, 2007

31.1(4) Certification of the Chief Executive Officer pursuant to Rule
        13a-14(a)/15d-14(a)

31.2(4) Certification of the Chief Financial Officer pursuant to Rule
        13a-14(a)/15d-14(a)

32.1(5) Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
        2002

32.2(5) Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
        2002

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(2) Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 2, 2007
(4) Filed herewith.
(5) Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ZANETT, INC.


 Dated: May 18, 2007               /s/ Claudio M. Guazzoni
                               ---------------------------------------------
                                 Claudio M. Guazzoni, Chief Executive Officer
                                 (Principal Executive Officer)


 Dated: May 18, 2007               /s/ Dennis J. Harkins
                               ----------------------------------------------
                               Dennis J. Harkins, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)