Form 10-Q
period 2007-06-30
ZANETT INC
filed 2007-08-14
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

1-32589
(Commission File No.)

ZANETT, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	56-4389547
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

635 Madison Avenue, 15th Floor, New York, NY 10022
(Address of principal executive offices)

(212) 583-0300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at August 14, 2007
Common stock $.001 Par Value	29,798,178

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1 -	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of
	June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three
	and six months ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six
	months ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements
	(unaudited)	6

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4 -	Controls and Procedures.	31

PART II	OTHER INFORMATION	32

Item 4 -	Submission of Matters to a Vote of Security Holders.	32

Item 6 -	Exhibits.	33

Signatures		34

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Zanett, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$402,380	$622,182
Accounts receivable net of allowance
for doubtful accounts of $60,109 and
$247,110, respectively	8,940,414	7,837,290
Unbilled revenue	1,315,310	1,170,571
Prepaid expenses and other current assets	1,252,887	1,051,400
Total current assets	11,910,991	10,681,443
Property and equipment, net	1,047,458	918,137
Goodwill	20,043,428	18,087,225
Other intangibles, net	810,397	979,425
Other assets	380,753	487,197
Total assets	$34,193,027	$31,153,427

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,498,752	$992,726
Accrued expenses	3,041,488	3,022,313
Short-term debt	6,106,743	6,219,710
Short-term debt-related party	3,000,000	-
Income taxes payable	5,287	61,198
Short-term renewable unsecured subordinated debt	538,916	815,668
Other current liabilities	952,947	694,315
Deferred revenue	939,377	909,275
Deferred income taxes	14,753	14,753
Capital lease obligations	13,393	5,281
Total current liabilities	16,111,656	12,735,239
Long-term notes payable-related party	8,325,000	7,575,000
Long term renewable unsecured subordinated debt	1,212,017	1,264,016
Other non-current liabilities	544,000	1,221,560
Capital lease obligations	-	20,263
Deferred rent expense	77,267	88,134
Deferred income taxes	302,913	302,913
Total liabilities	26,572,853	23,207,125
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares
authorized; 29,798,178 and 29,337,110 shares
issued and outstanding, respectively	29,798	29,337
Additional paid-in capital	30,773,260	29,763,064
Treasury stock, at cost; 59,658 shares	(179,015)	(179,015)
Accumulated deficit	(23,003,869)	(21,667,084)
Total stockholders' equity	7,620,174	7,946,302
Total liabilities and stockholders' equity	$34,193,027	$31,153,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:	$12,497,886	$11,397,221	$24,454,588	$22,072,225
Operating expenses:
Costs of revenues	8,787,104	7,723,817	17,427,260	15,165,880
Selling and marketing	1,476,614	1,199,880	2,756,053	2,226,870
General and administrative	2,240,573	2,213,925	4,567,827	4,406,725
Total operating expenses	12,504,291	11,137,622	24,751,140	21,799,475
Operating (loss)/income	(6,405)	259,599	(296,552)	272,750

Other income/(expense):
Interest income	343	-	382	1,935
Interest expense	(536,491)	(456,848)	(996,408)	(911,682)
Other, net	(458)	10,569	(458)	17,736
Total other expense	(536,606)	(446,279)	(996,484)	(892,011)
Loss from continuing operations before income taxes	(543,011)	(186,680)	(1,293,036)	(619,261)
Income tax provision	(18,000)	(63,310)	(43,750)	(75,808)
Loss from continuing operations after taxes	(561,011)	(249,990)	(1,336,786)	(695,069)
Loss from discontinued operations, net of taxes	-	-		(69,098)
Loss on sale of discontinued operations	-	-		(56,299)

Net loss	$(561,011)	$(249,990)	$(1,336,786)	$(820,466)
Basic and Diluted loss per share:

Continuing operations	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share to common shareholders
(basic and diluted)	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares outstanding - basic
and diluted	29,798,178	28,695,924	29,798,178	29,247,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

  Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,336,786)	$(820,466)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	392,024	264,705
Stock based compensation and services	255,141	722,338
Deferred income taxes	-	(27,235)
Accretion of interest on deferred consideration	-	25,582
Changes in:
Accounts receivable	(778,669)	(253,492)
Unbilled revenue	(136,740)	(884,699)
Prepaid expenses and other current assets	(142,920)	(243,234)
Other assets	106,444	(1,809)
Accrued expenses	24,698	1,184,133
Accounts payable	400,054	(399,623)
Other current liabilities	(208,454)	473,906
Income taxes payable	(55,911)	96,139
Deferred revenue	(227,126)	163,747
Deferred rent expense	(10,867)	-
Net cash used in operating activities	(1,719,112)	299,992

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired of $87,431	(821,069)	(375,000)
Cash paid for contingent consideration related
to acquisitions	(605,728)	(344,001)
Additions to property and equipment	(311,457)	(168,461)
Net cash used in investing activities	(1,738,254)	(887,462)

Cash flows from financing activities:
Issuance of notes payable to related party	3,750,000	1,000,000
Issuance of notes payable	-	250,000
Payments for debt issuance costs	(58,567)	(59,244)
Payments for redemptions of unsecured notes	(328,751)	(850,662)
Proceeds from short term borrowings	(112,967)	-
Capital lease payments	(12,151)	(17,952)
Net Cash provided by financing activities	3,237,564	322,142
Net increase (decrease) in cash and cash equivalents	(219,802)	(265,328)
Cash and cash equivalents, beginning of period	622,182	588,259
Cash and cash equivalents, end of period	$402,380	$322,931
Supplemental cash flow information:
Income taxes paid	$100,690	$-
Interest paid	$740,349	$586,926
Non-cash financing activity:
Shares issued for contingent consideration	$-	$395,618
Shares issued for acquisition	$471,066	$390,000

Reconciliation of cash at beginning of period:
Cash		$547,363
Cash held for sale		40,896
Total		$588,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 which are contained in the Company's Annual Report on Form 10-K. The results for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

As of June 30, 2007, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-and interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matter; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, Colorado and Ohio as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in New York, Colorado and Ohio are years 2002 through 2006. The Company believes that its income tax filing positions and deductions would be sustained under an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As the Company has sustained significant cumulative losses and it is uncertain when the Company will realize taxable income, management believes it is appropriate to establish a valuation allowance to offset all current and non-current deferred tax assets. The provision for income taxes reflects the impact of certain state income taxes.

For the six months ended June 30, 2007, the Company incurred a net loss of $1,336,786 and used cash in operations of $1,719,112. As of June 30, 2006, the Company had a working capital deficit of $4.3 million.

As of June 30, 2007, our revolving line of credit with LaSalle National Bank (“LaSalle”) had a balance of $6.1 million with available borrowing of $113,000.  In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009.  As of June 30, 2007, this line of credit had a balance of $3.0 million. In addition to these lines of credit, the Company had a cash balance at June 30, 2007 of $402,380. The Company believes, based on its 2007 forecast, that the existing cash balance along with the lines of credit from the principal shareholder and LaSalle will be adequate to fund the Company’s cash flow requirements for the foreseeable future.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2. Organization and Business

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

The Commercial Solutions segment consists of the Company’s wholly-owned subsidiary, Zanett Commercial Solutions, Inc. (“ZCS”). On December 30, 2005, three of the Company’s wholly-owned subsidiaries, Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts, merged with and into ZCS. In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007 ZCS acquired The DBA Group, LLC ("DBA") based in Alpharetta, Georgia.

The Commercial Solutions segment provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of enterprise resource planning, supply chain management (“SCM”) and customer relationship management (“CRM”) systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

The Government Solutions segment consists of the Company’s wholly-owned subsidiary Paragon Dynamics, Inc. (“PDI”), based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

Note 3. Share Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared−Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock−Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended June 30, 2007 and 2006, the Company recorded stock−based compensation expense for employee related stock options of $97,103 and $279,864, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded stock−based compensation expense for employee related stock options of $196,432 and $576,381, respectively.

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (“Black-Scholes”), assuming no dividends and using an expected life of four years, and volatility of 48% to 76%.

The fair value of the Company’s stock-based awards issued to employees in the six months ended June 30, 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55%, and a risk-free rate of 4.62%.

The Company’s Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by the Company’s Executive Committee, which is comprised of certain directors and officers of the Company. Under the plan, the Executive Committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period, except as discussed below. The Company’s policy for attributing the value of graded vesting share-based payments is on a straight line basis over the requisite service period for the entire award.

In October 2006, November 2006 and March 2007 the Company issued an aggregate of 3,494,000 options, to certain of its directors, officers and other employees. Of the options granted, 430,000 were granted in 2007. These options vest only when the Company files an annual report on Form 10-K showing an annual revenue amount for the reported fiscal year of $250,000,000, and expire after five years. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of June 30, 2007 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,307,868	$2.11
Granted	430,000	$1.66
Exercised	-	-
Forfeited	(809,142)	1.92

Outstanding at June 30, 2007	6,928,726	$2.10	$5.51	$123,526

Exercisable at June 30, 2007	3,234,716	$2.46	$5.98	$11,116

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 was $1.66 and $3.23, for the six months ended June 30 2006.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at December 31, 2006	4,019,855	2.10
Granted	430,000	1.66
Vested	(135,986)	3.56
Forfeited	(619,858)	1.63

Non-vested at June 30, 2007	3,694,011	1.63

At June 30, 2007, there was $800,000 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the six months ended June 30, 2007 was zero.

Note 4. Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At June 30, 2007 and 2006, the Company excluded 172,662 and 1,813,437 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be anti-dilutive because the Company is in a loss position.

Note 5. Acquisitions

Data Road

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road from the shareholders of Data Road (the “Data Road Shareholders”).

The total consideration paid by ZCS to the Data Road Shareholders was comprised of initial consideration, a purchase price adjustment based upon the level of Data Road's net working capital at closing, and future contingent consideration, as defined in the Data Road Purchase Agreement (the “Data Road Agreement”). An amount equal to 5% of the purchase price was paid to two key employees of Data Road (the “Key Employees”) and was recorded as compensation expense as incurred.

The initial consideration consisted of $375,000 in cash and 125,000 shares of the Company’s Common Stock, of which 50,000 was placed into escrow in order to secure certain potential obligations of the Key Employees under the Data Road Agreement.

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

The following table sets forth the components of the purchase price paid to date:

Cash paid	$375,000
Common stock issued	390,000
Deferred purchase consideration	713,074
Total purchase price	$1,478,074

The Common Stock issued or issuable to the Data Road Shareholders and Key Employees pursuant to the Data Road Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions contemplated by the Data Road Agreement pursuant to a lock-up agreement with each of the Data Road Shareholders, subject to certain limited exceptions. In connection with the Data Road Agreement, the Data Road Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company has recorded all of the consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days immediately before and after April 24, 2006, (which was the date the transaction was announced) with the exception of the six-month contingent consideration for the period beginning May 1, 2006 and ending October 31, 2006 which was recorded as deferred purchase consideration. Contingent consideration (other then the six-month contingent consideration described above) will be recorded by the Company if the EBITDA and revenue targets set forth in the Data Road Agreement are achieved.

The Data Road Shareholders are eligible to receive contingent consideration of up to $2,250,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The Data Road Shareholders and Key Employees will receive aggregate contingent consideration of $187,500 in cash and 149,695 shares of stock for the one year performance period beginning May 1, 2006 and ending April 30, 2007 because Data Road attained specific earnings and revenue targets for that period. In addition, the Data Road Shareholders and Key Employees received aggregate contingent consideration of $187,500 in cash and 238,640 shares of stock for the six-month performance period beginning May 1, 2006 and ending October 31, 2006 based upon Data Road attaining specific earnings and revenue targets for that period. The cash and stock were paid and issued in 2007, but recorded in 2006. The shares and payments for accounting purposes are included in goodwill.

In addition, for the six-month performance period and each of the annual performance periods specified in the preceding paragraphs, if Data Road exceeds performance targets specified in the Data Road Agreement, the Data Road Shareholders and Key Employees will be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the Data Road Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The purchase agreement provides that the aggregate contingent consideration payable to the Data Road Shareholders and Key Employees under the Data Road agreement shall not exceed, in the aggregate, $10 million. The Data Road Shareholders received additional contingent consideration of $150,335 for the six-month performance period ended October 31, 2006 and $40,726 for the one-year performance period ended April 30, 2007 pursuant to these provisions.

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Road’s April 30, 2006 balance sheet.

Current Assets	$882,389
Property and equipment	93,693
Intangible assets	473,000
Other assets	33,549
Liabilities assumed	(1,057,225)
Fair value of net assets acquired	425,406
Goodwill	$1,052,668

The DBA Group

On March 6, 2007, ZCS completed the acquisition of all of the issued and outstanding capital stock of The DBA Group, LLC ("DBA") from the shareholders of DBA (the "DBA Shareholders”).

The total consideration to be paid by ZCS to the DBA Shareholders will be comprised of initial consideration, a purchase price adjustment based upon the level of DBA's net working capital at closing, and future contingent consideration.

The initial consideration consisted of $750,000 in cash and $750,000 of Common Stock which was calculated using the average share price of the three days preceding the transaction.

The DBA Shareholders are eligible to receive contingent consideration of up to
$1,500,000, in the aggregate, for the three successive annual performance periods commencing March 1, 2007 based upon DBA attaining specified earnings and revenue targets in each period.

In addition, for each of the first three annual performance periods, if DBA exceeds performance targets specified in the DBA purchase agreement (the “DBA Agreement”), the DBA Shareholders will be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied the amount by which a performance multiple calculated pursuant to the DBA Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The DBA Agreement provides that the aggregate contingent consideration payable to the DBA Shareholders under the DBA Agreement shall not exceed, in the aggregate, $2 million.

The Common Stock issued or issuable to the DBA Shareholders pursuant to the
DBA Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions pursuant to a lock-up agreement with each of the DBA Shareholders, subject to certain limited exceptions. In connection with the DBA Agreement, the DBA Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company will record all of the DBA transaction consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days, immediately before and after March 6, 2007, which was the date the transaction was announced. Contingent consideration will be recorded by the Company if DBA’s achievement of adjusted income and revenue targets is satisfied beyond a reasonable doubt.

The following table sets forth the components of the purchase price paid to date:

Cash paid	$750,000
Common stock issued	750,000
Cost incurred related
to acquisition	53,918

Total purchase price	$1,553,918

The post-acquisition consolidated financial statements include the results of operations of DBA from the acquisition date. The total purchase price of approximately $1,554,000 has been preliminarily allocated to DBA’s identifiable net assets as of February 28, 2007 which are indicated in the following table, with the excess of the purchase price over the estimated fair value of the net assets acquired of $1,664,125 recorded as goodwill, pending managements’ valuation of the fair value of the net assets acquired as of the date of acquisition. Therefore, the purchase price allocation may be revised.

Current assets	$419,893

Property and equipment	40,854

Other assets	-

Liabilities assumed, current	(570,954)

Fair value of net liabilities assumed	(110,207)
Goodwill	$1,664,125

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
	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)

Pro forma results:
Revenues	$24,878,072	$25,003,272
Net loss	$(1,069,921)	$(852,060)
Loss per common share basic
and diluted	$(0.04)	$(0.03)

	Three months ended June 30,
	2007	2006
	(unaudited)	(unaudited)

Pro forma results:
Revenues	$12,497,886	$12,367,341
Net loss	$(475,548)	$(186,419)
Loss per common share basic
and diluted	$(0.02)	$(0.01)

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at June 30, 2007 and December 31, 2006:

		June 30, 2007 (unaudited)			December 31, 2006
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Long-term
Contracts	1.83	$390,000	$(337,500)	$52,500	$390,000	$(292,500)	$97,500

Customer
Relationships	3.5	907,000	(408,181)	498,819	907,000	(320,515)	586,485

Non-compete
Agreement	2.92	103,000	(47,120)	55,880	103,000	(33,450)	69,550

Trade
Names	3.08	328,000	(124,802)	203,198	328,000	(102,110)	225,890

Total		$1,728,000	$(917,603)	$810,397	$1,728,000	$(748,575)	$979,425

Amortization expense was $84,514 and $66,452 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization expense was $169,028 and $132,901, respectively. Based on the Company’s amortizable intangible assets as of June 30, 2007, the Company expects related aggregate amortization expense for the fiscal 2007 and the four succeeding fiscal years to approximate $253,542, $255,553, $162,907, $76,247 and $26,667, respectively.

The changes in the carrying amount of goodwill by reporting segment for the six months ended June 30, 2007 were as follows:

	Commercial	Government
	Solutions	Solutions	Total

Balance at January 1, 2007	$13,257,823	$4,829,402	$18,087,225
Data Road acquisition	104,584	-	104,584
DBA Acquisition	1,664,119	-	1,664,119
Contingent consideration - Data Road	187,500		187,500

Balance at June 30, 2006	$15,214,026	$4,829,402	$20,043,428

Goodwill during the first six months of 2007 was at $15,214,026 for the Commercial Solutions segment and $4,829,402 for our Government Solutions segment. Goodwill increased at ZCS by $1,956,203 as a result of the DBA acquisition and the contingent consideration payment to Data Road as well as the final accounting entries for Data Road. Recorded goodwill is not amortized and no impairment losses have been recognized during the six month period ended June 30, 2007. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7. Related Party Transactions

On March 15, 2007, the Company replaced notes totaling $6,075,000 payable to Bruno Guazzoni, the uncle of the Company’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of the Company’s outstanding Common Stock, with new notes which have identical terms to the old notes except for extended maturity dates. The Company had previously extended the maturity dates on these promissory notes in March 2006. Promissory notes in the amounts of $3,075,000 and $1,500,000 originally due on October 31, 2006 were replaced with new notes with identical terms due March 15, 2009. These notes bear interest at an annual rate of 11%. The Company also replaced a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni with a new note with identical terms due March 1, 2009. This note requires quarterly cash interest payments at the rate of 15% per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes were replaced with new notes with identical terms maturing on March 1, 2009. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty.

On October 14, 2006, the Company entered into a two year line of credit arrangement with Bruno Guazzoni, which provided the Company with access to up to $5.0 million to repay its credit facility with Fifth Third Bank or for working capital needs. The interest rate on the line of credit was Prime plus 2%. On December 1, 2006 the Company initiated borrowings under this arrangement evidenced by a new promissory note (the “New Note”) whereby approximately $4,551,843 of proceeds were used to repay in full the Company's credit facility with Fifth Third Bank, which expired by its terms on November 30, 2006, with the remainder of the proceeds being held on deposit with Fifth Third Bank. The New Note was repaid in its entirety upon the closing of the Company’s new loan and security agreement with LaSalle. This line of credit arrangement has been terminated.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of June 30, 2007 the outstanding balance on this line was $3,000,000.

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

For the six months ended June 30, 2007, the Company had one customer that accounted for 9% of total revenue. For the six months ended June 30, 2006, the Company had one customer that accounted for 12% of total revenue.

At June 30, 2007, the Company did not have any one customer account that accounted for over 7% of accounts receivable. At June 30, 2006, the Company did not have any one customer that accounted for over 10% of accounts receivable.

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

Note 10. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company’s outstanding debt at June 30, 2007 are as follows:

June 30, 2007
Notes payable to principal shareholder
11% annual interest, quarterly interest
payments, matures March 15, 2009	$4,575,000
Notes payable to financial institution
15% annual interest, quarterly interest
payments, matures March 31, 2009	1,500,000
Notes payable to principal shareholder
15% annual interest, quarterly interest
payments, matures March 1, 2009	1,500,000
Notes payable to principal shareholder
11% annual interest, quarterly interest
payments, matures February 21, 2009	750,000

Total notes payable	$8,325,000
Less: Current Portion	0
Long-term portion of notes payable	$8,325,000

The Company made interest payments on the above mentioned notes payable to a related party during the six months ended June 30, 2007 and 2006 of $476,625 and $292,125, respectively.

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle that has an expiration date of December 21, 2009 (the “Loan Agreement”). Under that agreement, the bank provided a three-year, secured, revolving credit facility in the amount of $8,000,000. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at Prime or LIBOR plus 250 basis points. The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $151,306. These fees are classified as other assets in our balance sheet and will be amortized over the life of the loan. At June 30, 2007 the loan balance was $6,106,743.

The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company is required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. The Company must maintain a senior debt ratio of not greater than 4.3 to 1.0 through June 30, 2007, which ratio decreases to 2.75 to 1.0 for the 12 month period ending on September 30, 2007, and to 2.5 to 1.0 thereafter. The Company is also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the loan.

The Company entered into a First Amendment and Modification to the Loan Agreement, effective May 18, 2007. The amendment adjusted the fixed charge coverage ratio test and the senior debt ratio test for the six month period ended March 31, 2007 and the nine month period ended June 30, 2007. In addition, the amendment waived the minimum EBITDA covenant for February, March and April 2007. After giving affect to the amendment, the Company is in compliance with these covenants as of June 30, 2007.

The LaSalle note is reflected as short term based upon certain terms of the loan agreement in accordance with Emerging Issues Task Force (“EITF”) No. 95-22.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of June 30, 2007 the balance on this line was $3,000,000.

Renewable unsecured subordinated debt
In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. As of June 30, 2007, the Company has outstanding $1,750,933 aggregate principal amount of renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of June 30, 2007:

		(Unaudited) Principal		Weighted Average
	Original Term	Amount	Percentage	Interest Rate
Renewable unsecured	3 months	$6,230	0.36%	5.50%
subordinated notes	6 months	$4,188	0.24%	6.00%
	1 year	$132,199	7.55%	7.18%
	2 years	$344,300	19.66%	9.17%
	3 years	$1,025,966	58.60%	9.24%
	4 years	$126,000	7.20%	7.75%
	5 years	$30,000	1.71%	8.55%
	10 years	$82,050	4.69%	8.85%
Total		$1,750,932	100.00%	8.91%
Less current portion
of notes payable		(538,916)
Long-term portion		1,212,017

The Company made interest payments on the above mentioned unsecured subordinated notes during the first six months of 2007 and 2006 in the amounts of $60,637 and $68,607, respectively.

Note 11. Discontinued Operations

On March 7, 2006, the Company entered into a Stock Purchase Agreement with its wholly-owned subsidiary Delta Communications Group, Inc. and Howard Norton, Delta’s Chief Executive Officer. Pursuant to the terms of agreement, the Company exchanged the outstanding common stock of Delta for 64,789 shares of the Company’s Common Stock which were fair valued at $222,226 using the closing price of the Common Stock on February 28, 2006 and options to acquire 100,000 shares of the Company’s Common Stock which were fair valued at $154,360 by using Black-Scholes. The aforementioned shares of common stock and options represented Mr. Norton's entire equity interest in the Company. While Delta retained all of its outstanding liabilities, under the stock purchase agreement, the Company retained all of Delta's outstanding receivables as of February 28, 2006. The 64,789 shares of Common Stock were canceled by the Company on March 13, 2006.

Delta was part of the Company’s Commercial Solutions segment prior to the sale. The Company accrued $10,000 in transaction cost for professional fees associated with the sale of Delta and recorded a loss on sale of discontinued operations of $56,299 in the six months ended June 30, 2006.

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

2006
Revenue	$187,435

Operating loss before income taxes	(69,098)
Income tax benefit	-
Loss from discontinued operations, net of taxes	$(69,098)

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

All of the Company's operations during the first six months of 2007 and 2006 were in the United States.

The column labeled “Corporate and Other” consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled “Corporate and other” are cash, property and equipment, income taxes receivable, deferred taxes, and other assets. The table below does not include the results of discontinued operations.

	Commercial Solutions	Government Solutions	Corporate and Other	Discontinued Operations	Consolidated Balance
Quarter ended June 30, 2007:

Revenue	$10,471,473	$2,026,413	$-	$-	$12,497,886
Depreciation and amortization	$144,729	$46,824	$12,070	$-	$203,623
Operating income/(loss)	$433,457	$264,158	$(704,020)	$-	$(6,405)
Interest expense, net	$(128,513)	$(56,250)	$(351,385)	$-	$(536,148)
Other income, net	$-	$-	$-	$-	$-
Total assets	$25,944,198	$6,593,887	$1,654,942	$-	$34,193,027

Quarter ended June 30, 2006:

Revenue	$9,295,294	$2,101,927	$-	$-	$11,397,221
Depreciation and amortization	$85,464	$45,167	$11,607	$-	$142,238
Operating income/(loss)	$786,385	$250,162	$(776,948)	$-	$259,599
Interest expense, net	$(127,464)	$(56,250)	$(273,134)	$-	$(456,848)
Other income, net	$10,569	$-	$-	$-	$10,569
Total assets	$21,199,991	$5,863,060	$2,554,591	$-	$29,617,642

Six months ended June 30, 2007:

Revenue	$20,428,500	$4,026,088	$-	$-	$24,454,588
Depreciation and amortization	$274,187	$93,887	$23,950	$-	$392,024
Operating income/(loss)	$641,205	$433,468	$(1,371,225)	$-	$(296,552)
Interest expense, net	$256,653	$112,500	$626,873	$-	$996,026
Other income, net	$-	$458	$-	$-	$458

Six months ended June 30, 2006:

Revenue	$17,639,810	$4,432,415	$-	$-	$22,072,225
Depreciation and amortization	$66,452	$90,618	$19,393	$-	$176,463
Operating income/(loss)	$1,517,846	$433,705	$(1,624,407)	$-	$327,144
Interest expense, net	$(253,275)	$(112,500)	$(172,096)	$-	$(537,871)
Other income, net	$16,736	$-	$(1,500)	$-	$15,236

Note 13. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Included and Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value if a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett, Inc. ("Zanett" or the "Company") and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

Results of Operations

Three months ended June 30, 2007 versus three months ended June 30, 2006

	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenues:
Commercial	$10,471,473	$9,295,294	$1,176,179	13%
Government	2,026,413	2,101,927	(75,514)	(4%)
	$12,497,886	$11,397,221	$1,100,665	10%
Cost of Revenue:
Commercial	$7,475,637	$6,330,485	$1,145,152	18%
Government	1,311,467	1,393,332	(81,865)	(6%)
	$8,787,104	$7,723,817	$1,063,287	14%

Gross Margin	29.70%	32.20%		(2.5%)

Selling and Marketing:
Commercial	$1,403,922	$1,156,121	$247,802	21%
Government	72,692	43,759	28,933	66%
	$1,476,614	$1,199,880	$276,735	23%
General and Administrative
Commercial	$1,187,220	$1,022,303	$164,916	16%
Government	405,903	414,675	(8,772)	(2%)
	$1,593,122	$1,436,978	$156,144	11%
Segment Operating income:
Commercial	$404,694	$786,385	$(381,691)	(49%)
Government	236,352	250,162	(13,810)	(6%)
	$641,046	$1,036,547	$(395,501)	(38%)

Corporate Expense	$647,451	$776,948	$(129,497)	(17%)

Operating (loss)/income	$(6,405)	$259,599	$(266,004)	(102%)

Interest Espense, Net	$(536,148)	$(456,848)	$79,300	(17%)
Other Income	(458)	10,569	(11,027)	(104%)
Income tax provision	18,000	63,311	(45,311)	(72%)

Net loss	$(561,011)	$(249,992)	$(311,019)	124%

For the quarter ended June 30, 2007, our revenues were $12,497,886 as compared to $11,397,221 for the three months ended June 30, 2006. Revenues for our Commercial Solutions Segment were $10,471,473 for the quarter, up 13% from $9,295,294 in the second quarter of 2006. This increase was due in part to the continued rise in the demand for commercial IT solutions since late 2005 when Oracle Corporation, on whose software suite many of our commercial IT solutions are based, disclosed its plans for migrating and upgrading customers using the legacy PeopleSoft and JD Edwards software that Oracle previously acquired. Our Government Solutions segment revenues declined 4% from $2,101,927 for the three months ended December 31, 2006 to $2,026,413 in the three months ended June 30, 2007. This decline was attributable to the diversion of funds for advanced technology projects in which this segment is focused to the current war effort.

Operating loss for the three months ended June 30, 2007 was $6,405 compared to operating income of $259,599 for the three months ended June 30, 2006. The decrease in operating income is attributable to the increase in cost of revenues to $8,787,104 for the three months ended June 30, 2007 from $7,723,817 in the three months ended June 30, 2006. This increase of cost of revenues and the resulting decrease in gross margin from 32.2% for the three month period ended June 30, 2006 to 29.7% for the three months ended June 30, 2007 is attributable to the increase in the use of subcontractors from the previous period. In addition to the decline in gross margin, selling and marketing expenses increased $276,734 in the three months ended June 30, 2007 as compared to the three months ended June 30 2006. Competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, and we increased our marketing activities to address this issue.

Rising interest rates and increased borrowings in the quarter ended June 30, 2007 increased our net loss. Interest expense for the quarter was $536,148, making our net loss before taxes $543,011 for the quarter.

Six months ended June 30, 2007 versus 2006

The following table summarizes and compares our operating performance for the six month periods ended June 30, 2007 and June 30, 2006.

	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenues:
Commercial	$20,428,500	$17,639,810	$2,788,690	16%
Government	4,026,088	4,432,415	(406,327)	(9%)
	$24,454,588	$22,072,225	$2,382,363	11%
Cost of Revenue:
Commercial	$14,797,644	$12,147,451	$2,650,193	22%
Government	2,629,616	3,018,429	(388,813)	(13%)
	$17,427,260	$15,165,880	$2,261,380	15%

Gross Margin	28.70%	31.30%		(2.6%)

Selling and Marketing:
Commercial	$2,626,541	$2,175,854	$450,687	21%
Government	129,512	51,016	78,496	154%
	$2,756,053	$2,226,870	$529,183	24%
General and Administrative
Commercial	$2,422,863	$1,798,659	$624,204	35%
Government	889,104	929,266	(40,161)	(4%)
	$3,311,967	$2,727,925	$584,042	22%
Segment Operating income:
Commercial	$581,453	$1,517,846	$(936,393)	(62%)
Government	377,856	433,705	(55,849)	(13%)
	$959,309	$1,951,551	$(992,242)	(51%)

Corporate Expense	$1,255,861	$1,678,801	$(422,940)	(25%)

Operating (loss)/income from
continuing operations:	$(296,552)	$272,750	$(569,302)	(209%)

Interest Expense, Net	$(996,026)	$(911,681)	$84,345	(9%)
Other Income	(458)	19,671	(20,129)	(102%)
Income tax provision	43,750	75,808	(32,058)	(42%)

Net loss from continuing
operations after income taxes	$(1,336,786)	$(695,069)	$(641,717)	92%

Loss from discontinued operations,
net of taxes	-	(69,098)	69,098	-

Loss on sale of discontinued
operations	-	(56,299)	56,299	(81%)

Net loss	$(1,336,786)	$(820,466)	$(516,320)	39%

Our operating segments generated revenues of $24,454,588 for the six months ended June 30, 2007 versus revenues of $22,072,225 for the six months ended June 30, 2006, an increase of 11%. This increase was partly attributable to (1) an additional $1.9 million contribution from the inclusion of Data Road for the full six months in 2007 as compared to two months in the prior year and (2) an additional $800,000 from the inclusion of DBA for four months in 2007. The increase was partly offset by an decline in revenue of $400,000 in our Government Solutions segment caused by a decline in demand for PDI’s advanced engineering and project management services as a result of the diversion of monies to the current war effort. While revenues increased 11%, costs of revenues increased by 15%. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace; therefore we increased our marketing efforts in the Commercial Solutions segment. As a result, selling and marketing expenses increased 24%, from $2,226,870 in the six months ended June 30, 2006 to $2,756,053 for the six months of 2007.

General and administrative costs, excluding corporate expenses, increased 22% in the six months of 2007 compared to the six months of 2006. This increase can be partially attributed to the expenses related to the Data Road and DBA acquisitions. In addition to these expenses, in the beginning of 2007 we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different platforms added one-time costs to the business, but we believe this alignment effort will drive future efficiencies and better position ZCS for future growth.

Corporate expense decreased by $422,940 in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Corporate expenses were lower due to the effects of cost containment program that we put into place at the beginning of 2006.

As a result of an 11% revenue increase which was more than offset by the increase in expenses in our Commercial Segment and the other factors discussed above, we had an operating loss of $296,552 in the six months of 2007 versus an operating income of $272,750 in the six months ended June 30, 2006.

Our borrowings were higher in the first six months of 2007 than in the first six months of 2006 as a result of the issuance of an additional $750,000 promissory note to a Bruno Guazzoni, the full use of our line of credit arrangement with Bruno Guazzoni and the utilization of our revolving line of credit. Our net interest expense rose 9%, from $911,681 in the six months ended June 30, 2006 to $996,026 in the six months ended June 30, 2007. (For more information regarding our notes payable, line of credit, revolving credit facility and subordinated debt arrangements, see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

Loss from the discontinued operations of Delta net of tax was $69,098 for the six months ended June 30, 2006. In addition, we recorded a $56,299 loss on the sale of Delta in the six months ended June 30, 2006. There was no such charge in the six months ended June 30, 2007. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

In the six months ended June 30, 2007 we recorded an income tax provision related to our net loss in the amount of $43,750 versus $75,808 in the six months ended June 30, 2006. The provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized. As a result of the income and expense results noted above, our net loss for the six months ended June 30, 2007 was $1,336,786 versus a net loss of $820,466 recorded for the six months ended June 30, 2006.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $20,428,501 in the six months ended June 30, 2007, an increase of 16% over the $17,639,810 generated in the first six months of 2006. This increase was partly attributable to an additional $1.8 million contribution from the inclusion of revenue from the Data Road acquisition, for six months in 2007 (compared to two months for the same period in 2006) and the revenue from the DBA acquisition for four months in 2007 (compared to no activity in the prior year).

In the beginning of 2007 we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different Oracle platforms added one-time costs to the business but we believe this alignment effort will drive future efficiencies and better position ZCS for future growth.

While revenue increased 16%, costs of revenues increased 22% from the comparable prior year period primarily due to the inclusion of costs of revenue of Data Road for all six months in 2007 and DBA for four months in 2007 as compared to two months of activity for Data Road and no activity for DBA for the six months period ended June 30, 2006, as well as the increased use of subcontractors in the second quarter of 2007.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we increased our marketing activities which resulted in a 21% increase in our selling and marketing expense to $2,626,541 for the six months ended June 30, 2007, as compared with $2,175,854 during the six months ended June 30, 2006. This increase in costs is related to additional salespeople and expenses in connection with trade shows and conferences.

General and administrative expenses for the six months ended June 30, 2007 were $2,422,863 as compared with $1,798,659 in the six months ended June 30, 2006, representing an increase of $624,203, or 35%. This increase is a result of the alignment of our platforms discussed above.

For the reasons discussed above, operating income in our Commercial Solutions segment in the six months ended June 30, 2007 was $581,453, down 62% from $1,517,846 in the comparable prior year period.

Government Solutions

Our Government Solutions segment generated revenues of $4,026,088 in the six months ended June 30, 2007, a decrease of 9% over the $4,432,415 generated in the six months ended 2006. This decrease was caused by the demand for PDI’s advanced engineering and project management services declining as a result of the diversion of monies to the current war effort. We believe that our Government Solutions segment will start to experience increasing demand for its services in the second half of 2007. Its ability to grow, however, will be to some extent limited in some respects by its ability to recruit, attract and hire professional staff that have the necessary security clearances to work on its classified projects. In addition, unforeseen events of a global or far-reaching nature such as those of September 11th could also dramatically affect this segment’s results.

Costs of revenues, principally compensation costs for professional staff, decreased 13% to $2,629,616 during the six months ended June 30, 2007 versus $3,018,429 in the six months ended June 30, 2006. As a result of the above, gross margin for the Government Solutions segment increased from 32% in the first six months of 2006 to 35% in the first half of 2007.

Selling and marketing expenses increased 154% to $129,512 in the six months ended June 30, 2007 from $51,016 during the six months ended June 30, 2006 due to an increase in selling expenses in an effort to fuel future growth.

General and administrative expenses for the six months ended June 30, 2007 decreased slightly from $929,266 to $889,104 in six months ended June 30, 2006.

As a result of these factors, operating income in the Government Solutions segment for the six months ended June 30, 2007 was $377,856, down 13% from $433,705 for the six months ended June 30, 2006.

Corporate

Corporate general and administrative expenses for the six months ended June 30, 2007 were $1,255,861 versus $1,678,801 in the six months ended June 30, 2006. Certain corporate expenses were lower due to the cost containment program that we put into place at the beginning of the 2006 fiscal year. This cost containment program included reductions in corporate headcount, with resultant decreases in payroll expense, stock based compensation for consultants and public and institutional relations.

Consolidated Net Loss

On a consolidated basis, the effect of the changes in revenue and the components of operating expenses discussed above resulted in operating loss from continuing operations of $296,552 for the six months ended June 30, 2007 compared to an operating income of $272,750 for the comparable period last year. This decrease in operating income for the period was largely due to the increases in general and administrative costs our Commercial Solutions Segment and in selling and marketing costs in our Government Solutions Segment, which were partially offset by the increase in revenue in our Commercial Solutions Segment.

Net interest expense increased $84,345, or 9%, to $996,026 in the six months ended June 30, 2007 from $911,681 in the six months ended June 30, 2006. The increase was principally attributable to the note related to the DBA acquisition, borrowings under our line of credit with Bruno Guazzoni and the increase in short-term working capital borrowings.

In the six months ended June 30, 2007, we recorded an income tax provision of $43,570 versus a provision of $75,808 for the same six months last year.

Loss from the discontinued operations of Delta net of tax was $69,098 for the six months ended June 30, 2006. In addition, we recorded a $56,299 loss on the sale of Delta in the six months ended June 30, 2006. There was no such charge in the first six months of 2007. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

As a result of the above, for the six months ended June 30, 2007, we reported a net loss of $1,336,786 compared to a net loss of $695,069 for the six months ended June 30, 2006.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Except those changes relating to our being subject to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007, there were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2006, during the six months ended June 30, 2007. FIN 48 provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, Colorado and Ohio as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in New York, Colorado and Ohio are years 2002 through 2006. The Company believes that its income tax filing positions and deductions would be sustained under an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As the Company has sustained significant cumulative losses and it is uncertain as to when the Company will realize taxable income, managements believes it was appropriate to establish a valuation allowance to offset all current and non-current deferred tax assets. The provision for income taxes reflects the impact of certain state income taxes.

Items incorporated in the Company’s financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At June 30, 2007 we had cash and cash equivalents of $402,380, representing a 35% decrease of $219,802 from the December 31, 2006 year-end balance of $622,182. This decrease was a result of an increase in cash used in operating activity in the first six months of 2007, partially offset by an increase in cash provided by financing activities.

Cash used in operating activities was $1,796,728 for the six months ended June 30, 2007 compared to cash flows provided by operating activities of $299,992 for the same period last year. This was primarily due to the net loss for the period of $1,328,311 in 2007 as compared to a net loss of $820,466 in 2006, and an increase in accounts receivable and unbilled revenue.

Cash used in investing activities was $1,710,793 for the quarter ended June 30, 2007 compared to a cash outflow of $887,462 for the corresponding period in 2006. The 2007 outflow primarily reflects net cash of $662,562 paid for the DBA acquisition, contingent consideration payments and additions to property and equipment in 2007.

Cash provided by financing activities for the six months ended June 30, 2007 was $3,287,719 versus $322,142 for the same period in 2006. In the first six months of 2007, we issued $750,000 in promissory notes to a related party for the DBA acquisition. Additionally we drew down on the lines of credit with LaSalle and a related party of $2,887,033 in 2007.

On December 31, 2006 we entered into a revolving credit facility with LaSalle. The available line of credit is based on 80% of eligible accounts receivable up to a maximum of $8 million. At June 30, 2007 the balance was $6,106,743.

The Company entered into a First Amendment and Modification to the LaSalle credit facility, effective May 18, 2007. The amendment adjusted the fixed charge coverage ratio test and the senior debt ratio test for the six month period ended March 31, 2007 and the nine month period ended June 30, 2007. In addition, the amendment waived the minimum EBITDA covenant for February, March and April 2007. After giving effect to the amendment, we are in compliance with these covenants as of June 30, 2007.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to Bruno Guazzoni. The note, requires quarterly cash interest payments beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. On March 15, 2007, the Company replaced this note with a new note with identical terms, except for an extension of the maturity date to March 1, 2009. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to Bruno Guazzoni. The note, as amended, has a maturity date of March 1, 2009 and requires quarterly cash interest payments beginning March 31, 2006, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity. The note may be pre-paid without penalty.

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of February 21, 2009. At June 30, 2007 the outstanding balance on this line was $3,000,000.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of February 21, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used to fund the cash portion of consideration paid at closing for the acquisition of the DBA Group, discussed above.

On March 15, 2007, the Company and our operating subsidiaries replaced four other existing promissory notes in the aggregate principal amount of $6,575,000 with notes containing identical terms except for the extension of the maturity dates to between March 1 and March 31, 2009.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash requirements, the Company may implement further measures to reduce operating costs in addition to those taken in February 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet its commitments. We are currently exploring other sources of capital to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, will be available when needed, if at all, on terms acceptable to us. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

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

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of the our common stock from time to time in open market transactions. As of June 30, 2007, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions to date were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at June 30, 2007. The table should be read together with the notes to the Consolidated Financial Statements.

Obligation	Total	Due in less than one year	Due in one to three years	Due in three to five years	Due after five years
Contingent consideration for
acquisition of ICC (1)	981,332	183,332	798,000	-	-
Contingent consideration for
acquisition of WTP (2)	300,000	180,000	120,000	-	-
Contingent consideration for
acquisition of Data Road (3)	187,500	0	0	-	-
Notes payable to related party (4)	11,243,823	810,756	10,433,067	-	-
Notes payable to third party (5)	3,644,683	763,916	2,880,767	-	-
Bank line of credit (6)	6,106,743	-	6,106,743	-	-
Non-cancelable office lease (7)	6,380,483	1,060,840	2,622,465	625,778	2,071,400

Total	$28,844,564	$2,998,844	22,961,042	$625,778	$2,071,400

(1) Additional consideration for ICC comprising of payments of $33,333 per month from October 2, 2006 through March 2, 2007, $16,666.67 per month for twelve months from April 2,2007 through March 2, 2008. The Company shall pay $400,000 (plus one year interest at 6%) on April 2, 2008 and April 2, 2009. The Company paid McData $149,999 in 2007 under this agreement.

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

(3) Contingent consideration payable to the Data Road shareholders as part of the Company’s agreements regarding the contingent consideration as a result of the acquisition. The Data Road Shareholders are eligible to receive contingent consideration of up to $2,250,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The Data Road Shareholders and Key Employees will receive aggregate contingent consideration of $187,500 in cash and 149,695 shares of stock for the one year performance period beginning May 1, 2006 and ending April 30, 2007 based upon Data Road attaining specific earnings and revenue targets for that period.

(4) Notes payable and line of credit to a principal shareholder of the Company totaling $6,825,000 that mature between February 21, 2009 and March 15, 2009 and related interest expense.

(5) Renewable unsecured subordinated notes including interest expense and a note payable including interest expense to a third party in the amount of $1,500,000 that matures on March 31, 2009 and related interest expense.

(6) The credit facility that was established in 2006 with LaSalle had an outstanding balance of $6,106,743 at June 30, 2007 and is due to expire on December 21, 2009.

(7) The Company, ZCS and PDI lease their main offices under non-cancelable operating leases that expire in December 2014, June 2008, July 2009, August 2008 and July 2017, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At June 30, 2007, the future minimum lease payments under these leases were $6,380,483.

The Company’s liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

-          We maintain our cash balances and money-market instruments with three separate institutions of high credit quality to minimize our exposure.

-          We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. For the six months ended June 30, 2007, no one customer accounted for more than 9% of revenues. For the six months ended June 30, 2006, one customer accounted for approximately 12% of revenues. For the three months ended June 30, 2007, the Company did not have a customer account that accounted for over 10% of accounts receivable. For the three months ended June 30, 2006 the Company had one customer that accounted for 15% of accounts receivable.

Recent Accounting Pronouncements

See Note 13 to the Condensed Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2007, the Company had borrowings of $6,106,743 under the revolving credit facility with LaSalle and $3,000,000 under the line of credit with Bruno Guazzoni. The effect of a 100 basis point increase or decrease in interest rates would not have a material effect on the Company’s results from operations.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the design and operation of the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described in the following paragraph.

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

During the three months covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company’s internal control over financial reporting

PART 2 OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 21, 2007, at the Company's offices at 635 Madison Avenue, New York, New York, 10022. The following matter was submitted to a vote of the Company's shareholders:

The election to the Board of Directors of William H. Church, Claudio M. Guazzoni, L. Scott Perry, R. Evans Hineman, Leonard Goldstein and General Jay W. Kelley.

Shareholders' votes were received in person at the meeting and by proxy. The proposal was approved by the shareholders. The table below presents the results of the voting.

	Votes For	Votes Withheld
Unvoted

Election of Directors:
William H. Church	23,821,343	55,056
Claudio M. Guazzoni	23,821,106	55,293
L. Scott Perry	23,296,791	579,608
R. Evans Hineman	23,795,578	80,821
Leonard Goldstein	23,819,390	57,009
General Jay W. Kelley	23,819,541	56,858

Item 6 - Exhibits

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005

31.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a)

31.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a)

32.1(4)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2(4)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.

(3)	Filed herewith.

(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: August 14, 2007	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	/s/ Dennis J. Harkins
Dennis J. Harkins, Chief Financial Officer (Principal Accounting and Financial Officer)