Form 10-Q
period 2007-09-30
ZANETT INC
filed 2007-11-14
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at November 9, 2007
Common stock $.001 Par Value	29,925,206

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

Zanett, Inc.
Condensed Consolidated Balance Sheets

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$33,229	$622,182
Accounts receivable net of allowance for doubtful accounts of $60,109 and $291,516, respectively	7,563,231	7,837,290
Income tax receivable	43,756	-
Unbilled revenue	980,635	1,170,571
Prepaid expenses	268,248	281,970
Current deposits	659,360	658,000
Other current assets	335,175	111,430
Total current assets	9,883,634	10,681,443

Property and equipment, net	1,201,149	918,137
Goodwill	20,271,654	18,087,225
Other intangibles, net	725,883	979,425
Other assets	390,536	487,197
Total assets	$32,472,856	$31,153,427
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,407,447	$992,726
Accrued expenses	2,922,782	3,022,313
Short-term debt	5,234,965	6,219,710
Short-term debt-related party	3,000,000	-
Income taxes payable	-	61,198
Short-term renewable unsecured subordinated debt	1,139,440	815,668
Other current liabilities	720,113	694,315
Deferred revenue	868,797	909,275
Deferred income taxes	14,753	14,753
Capital lease obligations	8,418	5,281
Total current liabilities	15,316,715	12,735,239
Long-term notes payable-related party	8,325,000	7,575,000
Long-term renewable unsecured subordinated debt	751,354	1,264,016
Other non-current liabilities	508,000	1,221,560
Capital lease obligations	-	20,263
Deferred rent expense	71,834	88,134
Deferred income taxes	302,913	302,913
Total liabilities	25,275,816	23,207,125
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 29,925,206 and 29,337,110 shares issued and outstanding, respectively	29,925	29,337
Additional paid-in capital	31,106,801	29,763,064
Treasury stock, at cost; 59,658 shares	(179,015)	(179,015)
Accumulated deficit	(23,760,671)	(21,667,084)
Total stockholders' equity	7,197,040	7,946,302
Total liabilities and stockholders' equity	$32,472,856	$31,153,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:	$11,355,822	$11,226,069	$35,810,410	$33,298,295
Operating expenses:
Costs of revenues	8,484,157	7,682,037	25,911,417	22,847,917
Selling and marketing	1,071,546	1,195,702	3,827,598	3,422,571
General and administrative (including non-cash compensation and consulting expense of $105,442, $280,836, $360,583 and $1,003,174)	2,007,942	2,121,702	6,575,770	6,528,428
Total operating expenses	11,563,645	10,999,441	36,314,785	32,798,916
Operating (loss)/income	(207,823)	226,629	(504,375)	499,379

Other expense:
Interest income	1,818	268	2,200	2,203
Interest expense	(550,859)	(490,340)	(1,547,267)	(1,402,022)
Other, net	-	850	(458)	18,586
Total other expense	(549,041)	(489,222)	(1,545,525)	(1,381,233)
Loss from continuing operations before income taxes	(756,864)	(262,593)	(2,049,900)	(881,854)

Income tax provision	-	47,159	43,750	122,967
Loss from continuing operations after taxes	(756,864)	(309,752)	(2,093,650)	(1,004,820)
Loss from discontinued operations, net of taxes	-	-	-	(69,098)
Loss on sale of discontinued operations	-	-	-	(56,299)

Net loss	$(756,864)	$(309,752)	$(2,093,650)	$(1,130,217)
Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.01)	$(0.07)	$(0.04)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share to common shareholders (basic and diluted)	$(0.03)	$(0.01)	$(0.07)	$(0.04)
Weighted average shares outstanding - basic and diluted	29,798,178	28,758,424	29,798,178	29,131,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,093,650)	$(1,130,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544,617	401,617
Stock based compensation and services	360,583	1,003,174
Accretion of interest on deferred consideration	-	36,080
Deferred rent expense	(16,300)	(54,309)
Changes in (net of acquisitions):
Accounts receivable	598,513	1,378,003
Unbilled revenue	197,936	(899,918)
Prepaid expenses and other current assets	(211,383)	(178,995)
Other assets	38,094	12,158
Accrued expenses	(105,743)	549,959
Accounts payable	308,749	(346,987)
Other current liabilities	(1,960)	(160,922)
Customer Advances	-	754,266
Income taxes payable	(104,954)	121,106
Deferred revenue	(297,706)	72,508
Net cash used in operating activities	(783,204)	(1,557,522)
Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(821,069)	(375,000)
Cash paid as contingent consideration related to acquisitions	(893,555)	(344,001)
Additions to property and equipment	(591,797)	(489,414)
Cash flows used in investing activities	(2,306,421)	(1,208,415)
Cash flows used in financing activities:
Issuance of notes payable to related party	3,750,000	1,000,000
Payments for debt issuance costs	(58,567)	(96,089)
Repayment of short term borrowings	(984,745)	(1,224,000)
Redemptions of unsecured subordinated debt	(360,890)	(307,973)
Proceeds from issuance of unsecured subordinated debt	172,000	-
Capital lease payments	(17,126)	(26,252)
Cash flows used in/(provided by) financing activities	2,500,672	(654,314)
Net decrease in cash and cash equivalents	(588,953)	(305,207)
Cash and cash equivalents, beginning of period	622,182	588,259
Cash and cash equivalents, end of period	$33,229	$238,052
Supplemental cash flow information:
State Income taxes paid	$149,753	$41,334
Interest paid	$1,210,490	$1,225,645
Non-cash financing activity:
Shares issued for contingent consideration	$127,028	$395,618
Shares issued for acquisitions	$461,066	$390,000
Reconciliation of cash at beginning of period:
Cash		$547,413
Cash held for sale		40,846
Total		$588,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position of Zanett, Inc. (“the Company”), results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 which are contained in the Company's Annual Report on Form 10-K. The results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

As of September 30, 2007, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, Colorado and Ohio as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in New York, Colorado and Ohio are years 2002 through 2006. The Company believes that its income tax filing positions and deductions would be sustained under an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

For the nine months ended September 30, 2007, the Company incurred a net loss of $2,093,650 and used cash in operations of $783,204. As of September 30, 2007, the Company had a working capital deficit of $5.4 million.

As of September 30, 2007, our revolving line of credit with LaSalle National Bank (“LaSalle”) had a balance of $5.2 million with available borrowing of $285,000.  Available borrowing is based on 80% of eligible accounts reveivable up to a maximum of $8 million. In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3.0 million. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009.  As of September 30, 2007, this line of credit had a balance of $3.0 million. In addition to these lines of credit, the Company had a cash balance at September 30, 2007 of $33,229. The Company believes, based on its 2007 forecast, that the existing cash balance along with the lines of credit from the principal shareholder and LaSalle will be adequate to fund the Company’s cash flow requirements for the foreseeable future.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2. Organization and Business

The Company is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations, mid-market companies, and classified government agencies involved in Homeland Defense and Homeland Security. The Company operates in two segments: Commercial Solutions and Government Solutions. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Commercial Solutions segment consists of the Company’s wholly-owned subsidiary, Zanett Commercial Solutions, Inc. (“ZCS”). On December 30, 2005, three of the Company’s wholly-owned subsidiaries, Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts, merged with and into ZCS. In May 2006 ZCS acquired Data Road, Inc., based in Jacksonville, Florida. In March 2007 ZCS acquired The DBA Group, LLC ("DBA") based in Alpharetta, Georgia.

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

Note 3. Share Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared−Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R supersedes SFAS No. 123, “Accounting for Stock−Based Compensation,” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the three months ended September 30, 2007 and 2006, the Company recorded stock−based compensation expense for employee related stock options of $88,892 and $233,161, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded stock−based compensation expense for employee related stock options of $285,324 and $814,774, respectively.

The fair value of the Company’s stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (“Black-Scholes”), assuming no dividends and using an expected life of four years, and volatility of 48% to 76%.

The fair value of the Company’s stock-based awards issued to employees in the nine months ended September 30, 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55%, and a risk-free rate of 4.62%.

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

In October 2006, November 2006, March 2007 and August 2007 the Company issued an aggregate of 3,866,500 options, to certain of its directors, officers and other employees. Of these options granted, 802,500 were granted in 2007. These options vest only when the Company files an annual report on Form 10-K showing an annual revenue amount for the reported fiscal year of at least $250,000,000, and expire after five years. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. If the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of September 30, 2007 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,307,868	$2.11
Granted	802,500	$1.31
Exercised	-	-
Forfeited	(1,003,834)	2.00

Outstanding at September 30, 2007	7,106,534	$2.03	$5.23	$284,326

Exercisable at September 30, 2007	3,342,352	$2.50	$5.79	$11,116

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 was $1.33 and was $3.23 for the nine months ended September 30 2006.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at December 31, 2006	4,019,855	2.10
Granted	802,500	1.31
Vested	(270,683)	3.28
Forfeited	(787,490)	1.44

Non-vested at September 30, 2007	3,764,182	1.61

At September 30, 2007, there was $457,000 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the nine months ended September 30, 2007 was zero.

Note 4. Earnings Per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. At September 30, 2007 and 2006, the Company excluded 172,662 and 1,813,437 options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a net loss position.

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

The initial consideration consisted of $375,000 in cash and 125,000 shares of the Company’s Common Stock, of which 50,000 shares were placed into escrow in order to secure certain potential obligations of the Key Employees under the Data Road Agreement.

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

The following table sets forth the components of the purchase price paid to date:

Cash paid	$375,000
Common stock issued	390,000
Deferred purchase consideration	941,300
Total purchase price	$1,706,300

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

The Data Road Shareholders are eligible to receive contingent consideration of up to $2,250,000, in the aggregate, for the three successive annual performance periods commencing May 1, 2006 based upon Data Road attaining specified earnings and revenue targets in each period. The Data Road Shareholders and Key Employees received aggregate contingent consideration of $187,500 in cash and 127,028 shares of stock for the one-year performance period beginning May 1, 2006 and ending April 30, 2007 because Data Road attained specific earnings and revenue targets for that period. In addition, the Data Road Shareholders and Key Employees received aggregate contingent consideration of $187,500 in cash and 238,640 shares of stock for the six-month performance period beginning May 1, 2006 and ending October 31, 2006 based upon Data Road attaining specific earnings and revenue targets for that period. This cash and stock was paid and issued in 2007, but recorded in 2006. The shares and payments for accounting purposes are included in goodwill.

In addition, for the six-month performance period and each of the annual performance periods specified in the preceding paragraphs, if Data Road exceeds performance targets specified in the Data Road Agreement, the Data Road Shareholders and Key Employees are entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the Data Road Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The purchase agreement provides that the aggregate contingent consideration payable to the Data Road Shareholders and Key Employees under the Data Road agreement shall not exceed, in the aggregate, $10 million. The Data Road Shareholders received additional contingent consideration of $150,335 for the six-month performance period ended October 31, 2006 and $40,726 for the one-year performance period ended April 30, 2007 pursuant to these provisions.

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Road’s April 30, 2006 balance sheet.

Current Assets	$882,389
Property and equipment	93,693
Intangible assets	473,000
Other assets	33,549
Liabilities assumed	(1,057,225)
Fair value of net assets acquired	425,406
Goodwill	$1,280,894

The DBA Group

On March 6, 2007, ZCS completed the acquisition of all of the issued and outstanding capital stock of The DBA Group, LLC ("DBA") from the shareholders of DBA (the "DBA Shareholders”).

The total consideration to be paid by ZCS to the DBA Shareholders is comprised of initial consideration, a purchase price adjustment based upon the level of DBA's net working capital at closing, and future contingent consideration.

The initial consideration consisted of $750,000 in cash and $750,000 of Common Stock which was calculated using the average share price of the three days preceding the transaction.

The DBA Shareholders are eligible to receive contingent consideration of up to
$1,500,000, in the aggregate, for the three successive annual performance periods commencing March 1, 2007 based upon DBA attaining specified adjusted income and revenue targets in each period.

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

Cash paid	$750,000
Common stock issued	750,000
Cost incurred related to acquisition	53,912
Total purchase price	$1,553,912

The post-acquisition consolidated financial statements include the results of operations of DBA from the acquisition date. The total purchase price of approximately $1,554,000 has been preliminarily allocated to DBA’s identifiable net assets as of February 28, 2007 which are indicated in the following table, with the excess of the purchase price over the estimated fair value of the net assets acquired of $1,664,125 recorded as goodwill, pending managements’ valuation of the fair value of the net assets acquired as of the date of acquisition, which is expected to be completed by the end of 2007. Therefore, the purchase price allocation may be revised.

Current assets	$419,893
Property and equipment	40,854
Other assets	-
Liabilities assumed, current	(570,954)
Fair value of net liabilities assumed	(110,207)
Goodwill	$1,664,119

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

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Pro forma results:
Revenues	$36,233,894	$36,650,238
Net loss	$(1,912,248)	$(553,445)
Loss per common share basic and diluted	$(0.06)	$(0.02)

	Three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Pro forma results:
Revenues	$11,355,822	$11,646,967
Net loss	$(758,684)	$(291,264)
Loss per common share basic and diluted	$(0.03)	$(0.01)

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at September 30, 2007 and December 31, 2006:

		September 30, 2007 (unaudited)			December 31, 2006
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Long-term Contracts	0.33	$390,000	$(360,000)	$30,000	$390,000	$(292,500)	$97,500

Customer Relationships	4.58	907,000	(452,014)	454,986	907,000	(320,515)	586,485

Non-compete Agreement	4.83	103,000	(53,956)	49,044	103,000	(33,450)	69,550

Trade Names	0.58	328,000	(136,147)	191,853	328,000	(102,110)	225,890

Total		$1,728,000	$(1,002,117)	$725,883	$1,728,000	$(748,575)	$979,425

Amortization expense was $84,593 and $81,746 for the three months ended September 30, 2007 and 2006, respectively, and $253,542 and $175,371 for the nine months ended September 30, 2007 and 2006, respectively. Based on the Company’s amortizable intangible assets as of September 30, 2007, the Company expects related amortization expense for the remainder of 2007 and the four succeeding fiscal years to approximate $84,512, $255,553, $162,907, $76,247 and $26,667.

The changes in the carrying amount of goodwill by reporting segment for the nine months ended September 30, 2007 were as follows:

	Commercial Solutions	Government Solutions	Total

Balance at January 1, 2007	$13,257,823	$4,829,402	$18,087,225
Data Road acquisition	104,584	-	104,584
DBA Acquisition	1,664,119	-	1,664,119
Contingent consideration - Data Road	415,726	-	415,726

Balance at September 30, 2007	$15,442,252	$4,829,402	$20,271,654

Goodwill during the first nine months of 2007 was at $15,444,252 for the Commercial Solutions segment and $4,829,402 for our Government Solutions segment. Goodwill increased at ZCS by $2,184,429 as a result of the DBA acquisition and the contingent consideration payment to Data Road as well as the final accounting entries for Data Road. Recorded goodwill is not amortized and no impairment losses have been recognized during the nine month period ended September 30, 2007. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

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

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of September 30, 2007 the outstanding balance on this line was $3,000,000.

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

Note 8. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. All of the Company's accounts receivable is unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and creditworthiness of its customers, which principally are large domestic corporations, large United States defense contractors and the U.S. federal government agencies funding the overall contracts on which PDI works as a subcontractor. Receivables are stated at estimated net realizable value, which approximates fair value.

For the nine months ended September 30, 2007, the Company had one customer that accounted for 10% of total revenue. For the nine months ended September 30, 2006, the Company had one customer that accounted for 10% of total revenue.

At September 30, 2007, and December 31, 2006, the Company did not have a customer account that accounted for over 10% of accounts receivable.

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

Note 10. Notes Payable, Revolving Credit Facility, Line of Credit and Subordinated Debt Arrangements

Notes payable, revolving credit facility, line of credit and subordinated debt arrangements comprising the Company’s outstanding debt at September 30, 2007 are as follows:

Notes Payable

September 30, 2007
Notes payable to principal shareholder
11% annual interest, quarterly interest payments, matures March 15, 2009	$4,575,000
Notes payable to related party
15% annual interest, quarterly interest payments, matures March 31, 2009	1,500,000
Notes payable to principal shareholder
15% annual interest, quarterly interest payments, matures March 1, 2009	1,500,000
Notes payable to principal shareholder
11% annual interest, quarterly interest payments, matures February 21, 2009	750,000

Total notes payable	$8,325,000
Less: Current Portion	-
Long-term portion of notes payable	$8,325,000

The Company made interest payments on the above mentioned notes during the quarter ended September 2007 and 2006 in the amounts of $238,313 and $469,876, respectively. For the nine months ended September 30, 2007 and 2006, interest payments of $714,938 and $762,001 respectively were paid.

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle that has an expiration date of December 21, 2009 (the “Loan Agreement”). Under that agreement, the bank provided a three-year, secured, revolving credit facility in the amount of $8,000,000. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at Prime or LIBOR plus 250 basis points. The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $178,825. These fees are classified as other assets in our balance sheet and will be amortized over the life of the loan. At September 30, 2007 the outstanding loan balance was $5,234,965 and available borrowings were $285,000.

The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company is required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. The Company must maintain a senior debt ratio of not greater than 2.75 to 1.0 for the 12 month period ended September 30, 2007, and of not greater than 2.5 to 1.0 thereafter. The Company is also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the loan. As of September 30, 2007, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with LaSalle. The Company entered into discussions with LaSalle and, in November 2007, LaSalle waived all events of default under the credit agreement relating to non-compliance as of September 30, 2007.

Based on our current financial projection, we expect that we will not be in compliance with the financial covenants set forth in our senior secured credit facilities as of the end of the fourth quarter of 2007.  We are currently in discussions with LaSalle to ease this covenant through the end of fiscal 2008. Based on preliminary discussions with LaSalle, we believe we can reach an agreement on new fixed charge coverage ratio and senior funded debt to EBITDA ratio covenants that are acceptable to us, although there can be no assurance that we will.  If we are not in compliance with our fixed charge coverage ratio and senior funded debt to EBITDA ratio financial covenants and our lender does not agree to amend the covenants on terms that are acceptable to us, LaSalle could terminate our facility and we would have to replace it.  Should our credit facility become currently due, we may have to incur additional fees and higher interest costs to replace it.

The LaSalle note is reflected as short term based upon certain terms of the loan agreement in accordance with Emerging Issues Task Force (“EITF”) No. 95-22.

Line of Credit

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of September 30, 2007 the balance on this line was $3,000,000.

Renewable Unsecured Subordinated Debt
In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through September 30, 2007, the Company has issued $1,890,794 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of September 30, 2007:

		(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$$7,261	0.38%	7.01%
subordinated notes	6 months	$4,254	0.22%	6.94%
	1 year	$231,059	12.22%	9.09%
	2 years	$344,300	18.21%	9.70%
	3 years	$1,070,870	56.64%	9.47%
	4 years	$126,000	6.66%	7.75%
	5 years	$25,000	1.32%	8.67%
	10 years	$82,050	4.34%	8.85%
Total		$1,890,794	100.00%	9.30%
Less current portion of notes payable		1,139,440
Long-term portion		751,354

The Company made interest payments on the above mentioned unsecured subordinated notes during the first nine months ended September 30, 2007 and 2006 in the amounts of $99,058 and $109,943, respectively.

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

Delta was part of the Company’s Commercial Solutions segment prior to the sale. The Company accrued $10,000 in transaction cost for professional fees, associated with the sale of Delta and recorded a loss on sale of discontinued operations of $56,299 in the nine months ended September 30, 2006.

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Nine months ended September 30,
	2007	2006
Revenue	$-	$187,435

Operating loss before income taxes	-	(69,098)
Income tax benefit	-	-
Loss from discontinued operations, net of taxes	$-	$(69,098)

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

All of the Company's operations during the first nine months of 2007 and 2006 were in the United States.

The column labeled “Corporate and Other” consists of corporate activities. Business assets are owned by each of the business segments. Assets included in the column labeled “Corporate and other” are cash, property and equipment, income taxes receivable, deferred taxes, and other assets. The table below does not include the results of discontinued operations.

	Commercial Solutions	Government Solutions	Corporate and Other	Discontinued Operations	Consolidated Balance
Quarter ended September 30, 2007:

Revenue	$9,553,671	$1,802,151	$-	$-	$11,355,822
Depreciation and amortization	$139,384	$60,427	$11,354	$-	$211,160
Operating income/(loss)	$176,827	$122,622	$(507,273)	$-	$(207,823)
Interest expense	$124,307	$56,250	$368,484	$-	$549,041
Total assets	$25,030,644	$6,473,215	$968,997	$-	$32,472,856

Quarter ended September 30, 2006:

Revenue	$9,324,868	$1,901,201	$-	$-	$11,226,069
Depreciation and amortization	$79,552	$44,969	$11,808	$-	$136,329
Operating income/(loss)	$729,447	$222,737	$(725,555)	$-	$226,629
Interest expense	$(130,898)	$(56,250)	$(303,193)	$-	$(490,341)
Other income, net	$1,119	$-	$-	$-	$1,119
Total assets	$21,379,060	$5,721,971	$1,123,699	$-	$28,224,730

Nine months ended September 30, 2007:

Revenue	$29,982,171	$5,828,239	$-	$-	$35,810,410
Depreciation and amortization	$413,576	$154,309	$35,305	$-	$603,184
Operating income/(loss)	$762,419	$496,337	$(1,763,133)	$-	$(504,375)
Interest expense	$380,960	$168,750	$995,815	$-	$1,545,525

Nine months ended Septmeber 30, 2006:

Revenue	$26,964,679	$6,333,616	$-	$-	$33,298,295
Depreciation and amortization	$246,004	$135,588	$35,025	$-	$416,617
Operating income/(loss)	$2,247,293	$656,442	$(2,404,356)	$-	$499,379
Interest expense	$(384,173)	$(168,750)	$(849,099)	$-	$(1,402,022)
Other income, net	$17,855	$-	$2,935	$-	$20,790

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett, Inc. and its wholly-owned subsidiaries ("Zanett" or the "Company") that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s, Annual Report on Form 10—K for the year ended December 31, 2006. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

Results of Operations

Three months ended September 30, 2007 versus three months ended September 30, 2006.

The following table summarizes and compares our operating performance for the three month periods ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006	$	%
Revenues:
Commercial	$9,553,671	$9,324,868	$228,803	2%
Government	1,802,151	1,901,201	(99,050)	(5)%
	$11,355,822	$11,226,069	$129,753	1%
Cost of Revenue:
Commercial	$7,314,204	$6,433,649	$880,555	14%
Government	1,169,953	1,248,388	(78,435)	(6)%
	$8,484,157	$7,682,037	$802,120	10%

Gross Margin	25.3%	31.6%		(6.3)%
Selling and Marketing:
Commercial	$1,007,765	$1,142,296	$(134,531)	(12)%
Government	63,781	53,406	10,375	19%
	$1,071,546	$1,195,702	$(124,156)	(10)%
General and Administrative
Commercial	$1,054,876	$1,019,477	$35,399	3%
Government	445,794	376,670	69,124	18%
	$1,500,670	$1,396,147	$104,523	7%
Segment Operating income:
Commercial	$176,827	$729,447	$(552,620)	(76)%
Government	122,622	222,737	(100,115)	(45)%
	$299,449	$952,184	$(652,735)	(69)%

Corporate Expense	$507,273	$725,555	$(218,282)	(30)%

Operating (loss)/income	$(207,823)	$226,629	$(434,452)	(192)%

Interest Expense, Net	$(549,041)	$(490,340)	$(58,701)	12%
Other Income	-	1,119	(1,119)	(100)%
Income tax provision	-	47,159	(47,159)	(100)%

Net loss	$(756,864)	$(215,433)	$(541,431)	251%

For the quarter ended September 30, 2007, our revenues were $11,355,822 as compared to $11,226,069 for the three months ended September 30, 2006. Revenues for our Commercial Solutions Segment were $9,553,671 for the quarter, up 2% from $9,324,868 in the third quarter of 2006. This increase was due in part to the continued rise in the demand for commercial IT solutions since late 2005 when Oracle Corporation, on whose software suite many of our commercial IT solutions are based, disclosed its plans for migrating and upgrading customers using the legacy PeopleSoft and JD Edwards software that Oracle previously acquired. Also contributing to this increase in revenues was an additional $700,000 from the inclusion of DBA for the entire quarter in 2007. Our Government Solutions segment revenues declined 5% from $1,901,201 for the three months ended September 30, 2006 to $1,802,151 in the three months ended September 30, 2007. This decline was attributable to the redistribution of revenues to more profitable projects having a positive impact on the bottom line.

Operating loss for the three months ended September 30, 2007 was $207,823 compared to operating income of $226,629 for the three months ended September 30, 2006. The decrease in operating income is attributable to the increase in cost of revenues to $8,484,157 for the three months ended September 30, 2007 from $7,682,037 in the three months ended September 30, 2006. This increase of cost of revenues and the resulting decrease in gross margin from 31.6% for the three month period ended September 30, 2006 to 25.3% for the three months ended September 30, 2007 is attributable to the increase in the use of subcontractors. Partially offsetting the decline in gross margin, selling and marketing expenses decreased $124,156 in the three months ended September 30, 2007 as compared to the three months ended September 30 2006. While, competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we have been able to reduce some cost by aligning our sales force in this area but still continue to focus on our development.

Our borrowings were higher in the three months ended September 30, 2007 than in the three months ended September, 30 2006 as a result of the issuance of an additional $750,000 promissory note to a Bruno Guazzoni in February 2007, the full use of our line of credit arrangement with Bruno Guazzoni and the utilization of our revolving line of credit. Our net interest expense rose 12%, from $490,340 in the three months ended September 30, 2006 to $549,041 in the three months ended September 30, 2007. (For more information regarding our notes payable, line of credit, revolving credit facility and subordinated debt arrangements, see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

Nine months ended September 30, 2007 versus nine months ended September 30, 2006

The following table summarizes and compares our operating performance for the nine month periods ended September 30, 2007 and September 30, 2006.

	Nine Months Ended September 30,		Increase/(Decrease)
	2007	2006	$	%
Revenues:
Commercial	$29,982,171	$26,964,679	$3,017,492	11%
Government	5,828,239	6,333,616	(505,377)	(8)%
	$35,810,410	$33,298,295	$2,512,115	8%
Cost of Revenue:
Commercial	$22,111,848	$18,581,100	$3,530,748	19%
Government	3,799,569	4,266,817	(467,248)	(11)%
	$25,911,417	$22,847,917	$3,063,500	13%

Gross Margin	27.6%	31.4%	(3.7)%

Selling and Marketing:
Commercial	$3,634,305	$3,318,149	$316,156	10%
Government	193,293	104,422	88,871	85%
	$3,827,598	$3,422,571	$405,027	12%
General and Administrative
Commercial	$3,473,599	$2,818,136	$655,463	23%
Government	1,339,038	1,305,935	33,103	3%
	$4,812,637	$4,124,071	$688,566	22%
Segment Operating income:
Commercial	$762,419	$2,247,294	$(1,484,875)	(66)%
Government	496,338	656,442	(160,104)	(24)%
	$1,258,757	$2,903,736	$(1,644,979)	(57)%

Corporate Expense	$1,763,133	$2,404,356	$(641,223)	(27)%

Operating (loss)/income from continuing operations:	$(504,375)	$499,380	$(1,003,755)	(201)%

Interest Expense, Net	$(1,545,067)	$(1,402,022)	$143,045	(10)%
Other Income	(458)	20,789	(21,247)	(102)%
Income tax provision	43,750	122,967	(79,217)	(64)%

Net loss from continuing operations after income taxes	$(2,093,650)	$(1,004,820)	$(1,088,830)	108%

Loss from discontinued operations, net of taxes	-	(69,098)	69,098	100%

Loss on sale of discontinued operations	-	(56,299)	56,299	(100)%

Net loss	$(2,093,650)	$(1,130,217)	$(963,433)	85%

Our operating segments generated revenues of $35,810,410 for the nine months ended September 30, 2007 versus revenues of $33,298,295 for the nine months ended September 30, 2007, an increase of 8%. This increase was partly attributable to (1) an additional $1,800,000 contribution from the inclusion of Data Road for the full nine months in 2007 as compared to five months in the prior year and (2) an additional $1,500,000 from the inclusion of DBA for seven months in 2007. The increase was partly offset by a decline in revenue in our Government Solutions segment caused by a redistribution of revenues to more profitable projects having a positive impact on the bottom line. While revenues increased 8%, costs of revenues increased by 13%. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace; therefore we increased our marketing efforts in the Commercial Solutions segment. As a result, selling and marketing expenses increased 12%, from $3,422,571 in the nine months ended September 30, 2006 to $3,827,598 for the nine months of 2007.

General and administrative costs, excluding corporate expenses, increased 22% in the nine months of 2007 compared to the nine months of 2006. This increase can be partially attributed to the expenses related to the Data Road and DBA acquisitions. In addition to these expenses, in the beginning of 2007 we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different platforms added one-time costs to the business, but we believe this alignment effort will drive future efficiencies and better position ZCS for future growth.

Corporate expense decreased by $641,233 in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Corporate expenses were lower due to the effects of cost containment program that we put into place at the beginning of 2006.

As a result of the 8% revenue increase which was more than offset by the increase in expenses in our Commercial Solutions segment and the other factors discussed above, we had an operating loss of $504,375 in the nine months of 2007 versus an operating income of $499,380 in the nine months ended September 30, 2006.

Our borrowings were higher in the first nine months of 2007 than in the first nine months of 2006 as a result of the issuance of an additional $750,000 promissory note to a Bruno Guazzoni, the full use of our line of credit arrangement with Bruno Guazzoni and the utilization of our revolving line of credit with LaSalle Bank. Our net interest expense rose 5%, from $1,402,022 in the nine months ended September 30, 2006 to $1,545,067 in the nine months ended September 30, 2007. (For more information regarding our notes payable, line of credit, revolving credit facility and subordinated debt arrangements, see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q).

Loss from the discontinued operations of Delta net of tax was $69,098 for the nine months ended September 30, 2006. In addition, we recorded a $56,299 loss on the sale of Delta in the nine months ended September 30, 2006. There was no such charge in the nine months ended September 30, 2007. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

In the nine months ended September 30, 2007 we recorded an income tax provision related to our net loss in the amount of $43,750 versus $122,967 in the nine months ended September 30, 2006. The provision relates to state income taxes. We have not recognized an income tax benefit related to our net operating losses for federal taxes because we do not believe it is more likely than not that the tax benefits from such losses will be realized. As a result of the income and expense results noted above, our net loss for the nine months ended September 30, 2007 was $2,046,765 versus a net loss of $1,130,217 recorded for the nine months ended September 30, 2006.

Commercial Solutions

Our Commercial Solutions segment generated revenues of $29,982,171 in the nine months ended September 30, 2007, an increase of 11% over the $26,964,679 generated in the first nine months of 2006. This increase was partly attributable to an additional $1,800,000 contribution from the inclusion of revenue from the Data Road acquisition for nine months in 2007 (compared to two months for the same period in 2006) and the revenue from the DBA acquisition for seven months in 2007 (compared to no activity in the prior year).

In the beginning of 2007 we began to align our corporate structure to leverage our expanding national practice expertise. The alignment of the different Oracle platforms added one-time costs to the business but we believe this alignment effort will drive future efficiencies and better position ZCS for future growth.

While revenue increased 11%, costs of revenues increased 19% from the comparable prior year period primarily due to the inclusion of costs of revenue of Data Road for all nine months in 2007 and DBA for seven months in 2007 as compared to two months of activity for Data Road and no activity for DBA for the nine months period ended September 30, 2006, as well as the increased use of subcontractors in 2007.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we increased our marketing activities which resulted in a 10% increase in our selling and marketing expense to $3,634,305 for the nine months ended September 30, 2007, as compared with $3,318,149 during the nine months ended September 30, 2006. This increase in costs is related to additional salespeople and expenses in connection with trade shows and conferences.

General and administrative expenses for the nine months ended September 30, 2007 were $3,473,599 as compared with $2,818,136 in the nine months ended September 30, 2006, representing an increase of $655,463, or 23%. This increase is a result of the alignment of our platforms discussed above.

For the reasons discussed above, operating income in our Commercial Solutions segment in the nine months ended September 30, 2007 was $762,419, down 66% from $2,247,294 in the comparable prior year period.

Government Solutions

Our Government Solutions segment generated revenues of $5,828,239 in the nine months ended September 30, 2007, a decrease of 8% over the $6,333,616 generated in the nine months ended 2006. This decrease was caused by the redistribution of revenues to more profitable projects having a positive impact on the bottom line.

We believe that our Government Solutions segment will start to experience increasing demand for its services in the fourth quarter and continue in 2008. Its ability to grow, however, will be to some extent limited in some respects by its ability to recruit, attract and hire professional staff that has the necessary security clearances to work on its classified projects.

Costs of revenues, principally compensation costs for professional staff, decreased 11% to $3,799,569 during the nine months ended September 30, 2007 versus $4,266,817 in the nine months ended September 30, 2006. As a result of the above, gross margin for the Government Solutions segment increased from 33% in the first nine months of 2006 to 35% in the first half of 2007.

Selling and marketing expenses increased 85% to $193,293 in the nine months ended September 30, 2007 from $104,422 during the nine months ended September 30, 2006 due to an increase in selling expenses in an effort to fuel future growth.

General and administrative expenses for the nine months ended September 30, 2007 increased slightly from $1,305,935 to $1,339,038 in nine months ended September 30, 2006.

As a result of these factors, operating income in the Government Solutions segment for the nine months ended September 30, 2007 was $496,338, down 24% from $656,442 for the nine months ended September 30, 2006.

Corporate

Corporate general and administrative expenses for the nine months ended September 30, 2007 were $1,763,133 versus $2,404,356 in the nine months ended September 30, 2006. Certain corporate expenses were lower due to the cost containment program that we put into place at the beginning of the 2006 fiscal year. This cost containment program included reductions in corporate headcount, with resultant decreases in payroll expense, stock based compensation for consultants and public and institutional relations.

Consolidated Net Loss

On a consolidated basis, the effect of the changes in revenue and the components of operating expenses discussed above resulted in operating loss from continuing operations of $504,375 for the nine months ended September 30, 2007 compared to an operating income of $499,380 for the comparable period last year. This decrease in operating income for the period was largely due to the increases in general and administrative costs our Commercial Solutions Segment and in selling and marketing costs in our Government Solutions Segment, which were partially offset by the increase in revenue in our Commercial Solutions Segment.

Net interest expense increased $143,045, or 10%, to $1,545,067 in the nine months ended September 30, 2007 from $1,402,022 in the nine months ended September 30, 2006. The increase was principally attributable to the note related to the DBA acquisition, borrowings under our line of credit with Bruno Guazzoni and the increase in short-term working capital borrowings.

In the nine months ended September 30, 2007, we recorded an income tax provision of $43,750 versus a provision of $122,967 for the same nine months last year.

Loss from the discontinued operations of Delta net of tax was $69,098 for the nine months ended September 30, 2006. In addition, we recorded a $56,299 loss on the sale of Delta in the nine months ended September 30, 2006. There was no such charge in the first nine months of 2007. Delta was classified as a discontinued operation in the fourth quarter of 2005 and sold in the first quarter of 2006.

As a result of the above, for the nine months ended September 30, 2007, we reported a net loss of $2,093,650 compared to a net loss of $1,130,217 for the nine months ended September 30, 2006.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, during the first nine months of 2007. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2007 we had cash and cash equivalents of $33,229, a decrease of $588,953 from the December 31, 2006 year-end balance of $622,182. This decrease was a result of our operating performance in the first nine months of 2007, and cash paid as contingent consideration related to acquisitions which reduced our cash resources.

Cash used in operating activities was $783,204 for the nine months ended September 30, 2007 compared to cash used in operating activities of $1,557,522 for the same period last year. This was primarily due to the net loss for the period ended September 30, 2007 of $2,047,765 as compared to a net loss of $1,130,218 for the period ended September 30, 2006.

Cash used in investing activities was $2,306,421 for the nine months ended September 30, 2007 compared to a cash outflow of $1,208,415 for the corresponding period in 2006. The 2007 outflow primarily reflects net cash of $821,069 paid for the DBA acquisition, contingent consideration payments and additions to property and equipment in 2007.

Cash used in financing activities for the nine months ended September 30, 2007 was $2,500,672 versus cash provided by financing activities of $654,314 for the same period in 2006. In the first nine months of 2007, we issued $750,000 in promissory notes to a related party, the proceeds of which were used to fund the DBA acquisition. Additionally, during the same period we drew down an aggregate $2,016,255 on the lines of credit with LaSalle and a related party.

On December 31, 2006 we entered into a revolving credit facility with LaSalle. The available line of credit is based on 80% of eligible accounts receivable up to a maximum of $8 million. At September 30, 2007 the outstanding balance was $5,234,965 and available borrowings were $285,000.

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

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of February 21, 2009. At September 30, 2007 the outstanding balance on this line was $3,000,000.

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

On March 15, 2007, the Company and our operating subsidiaries replaced four other existing promissory notes that had been issued to Bruno Guazzoni in the aggregate principal amount of $6,575,000 with notes containing identical terms except for the extension of the maturity dates to between March 1 and March 31, 2009.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash requirements, the Company may implement further measures to reduce operating costs in addition to those taken in February 2006. However, due to scheduled debt maturities, the Company requires additional capital or other sources of financing in order to meet its commitments. We are currently exploring other sources of capital, to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy or ongoing operations when needed or that adequate funds for our operations, will be available when needed, if at all, on terms acceptable to us. Further, due to the recent trading price of our common stock and the possibility of NASDAQ delisting our common stock if we do not regain compliance with minimum listing standards of The NASDAQ Capital Market, completion of a financing could be more difficult and could result in dilution to the ownership interests of existing stockholders. If we cannot raise additional funds, we may be required to significantly curtail our operations which would have an adverse effect on our financial position, results of operations and cash flow.

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

Our Board of Directors also authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of our common stock from time to time in open market transactions. As of September 30, 2007, we had repurchased 59,658 shares of common stock. These are reflected as treasury stock on the balance sheet.

The Company enters into many contractual and commercial undertakings during the normal course of business. Also, all of our acquisitions to date were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements. The following table summarizes information about certain of our obligations at September 30, 2007. The table should be read together with the notes to the Consolidated Financial Statements.

Obligation	Total	Due in less than one year	Due in one to three years	Due in three to five years	Due after five years
Contingent consideration for acquisition of ICC (1)	948,000	524,000	424,000	-	-
Contingent consideration for acquisition of WTP (2)	252,000	168,000	84,000	-	-
Notes payable to related party (3)	11,041,134	810,756	10,230,378	-	-
Notes payable to third party (4)	5,619,184	1,364,440	4,254,744	-	-
Bank line of credit (5)	5,234,965	-	5,234,965	-	-
Non-cancelable office lease (6)	6,262,176	1,037,503	2,680,871	594,422	1,949,380

Total	$29,357,459	$3,904,699	22,908,958	$594,422	$1,949,380

(1) Additional consideration for ICC comprising of payments of $33,333 per month from October 2, 2006 through March 2, 2007, $16,666.67 per month for twelve months from April 2, 2007 through March 2, 2008. The Company shall pay $400,000 (plus one year interest at 6%) on April 2, 2008 and April 2, 2009. The Company paid McData $200,001 in 2007 under this agreement.

(2) Contingent consideration payable to the former WTP shareholders as part of the Company’s agreements regarding the former owner of WTP for the contingent consideration and tax true up as a result of the acquisition. Regarding the contingent consideration the Company has agreed to pay $432,000 beginning January 2007 and ending April 15, 2009. The first payment in January was for $60,000 and the other 27 payments are for $12,000 with the exception of the April 2007, July 2007, October 2007 and January 2008, which are $24,000. The tax true up agreement relates to the tax effect of the purchase and the Company reimbursing the owner for the owners tax burden the Company has agreed to pay $239,124 over a twelve month period. In 2007 the Company has paid $318,554 towards this agreement.

(3) Notes payable and line of credit to a principal shareholder of the Company totaling $6,825,000 that mature between February 21, 2009 and March 15, 2009 and related interest expense.

(4) Renewable unsecured subordinated notes including interest expense and a note payable including interest expense to a third party in the amount of $1,500,000 that matures on March 31, 2009 and related interest expense.

(5) The credit facility that was established in 2006 with LaSalle had an outstanding balance of $5,234,965 at September 30, 2007 and is due to expire on December 21, 2009.

(6) The Company, ZCS and PDI lease their main offices under non-cancelable operating leases that expire in December 2014, June 2008, July 2009, August 2008 and July 2017, respectively. These leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes. At September 30, 2007, the future minimum lease payments under these leases were $6,262,176.

The Company’s liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

-	We maintain our cash balances and money-market instruments with three separate institutions of high credit quality to minimize our exposure.

-
We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. For the nine months ended September 30, 2007, the Company had one customer that accounted for 10% of revenues. For the nine months ended September 30, 2006 the Company had one customer that accounted for 10% of revenues. The Company did not have one customer that accounted for more than 10% of accounts receivable in either the three months ended September 30, 2007 or the three months ended September 30, 2006.

Recent Accounting Pronouncements

See Note 13 to the Condensed Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

At September 30, 2007, the Company had borrowings of $5,324,965 under the revolving credit facility with LaSalle and $3,000,000 under the line of credit with Bruno Guazzoni. The effect of a 100 basis point increase or decrease in interest rates would not have a material effect on the Company’s results of operations.

Item 4 – Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described in the following paragraph.

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

PART II OTHER INFORMATION

Item 1A – Risk Factors

Reference is made to the detailed description of risk factors in Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not changed materially, other than the addition of the risk factor set forth below.

If we do not comply with all applicable NASDAQ Capital Market listing requirements and NASDAQ determines to delist our common stock, the delisting would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing.

Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial, bid price and other requirements. On September 18, 2007, we received a letter from NASDAQ notifying us that the bid price per share for our common stock closed below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, we no longer meet the NASDAQ Capital Market's minimum bid price requirement for continued listing.

Pursuant to NASDAQ’s marketplace rules, we have until March 17, 2008 to regain compliance with the requirement. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be above $1.00 for a minimum of ten consecutive trading days. Our common stock may be delisted during the 180-day period for failure to maintain compliance with any other listing requirement which occurs during this period. Currently, we believe that we are not in breach of any other listing requirement.

If, by March 17, 2008, we cannot demonstrate compliance with the minimum bid price requirement, then the NASDAQ staff will determine whether or not we meet all other initial listing criteria. If we meet the initial listing criteria (with the exception of the bid price requirement), the NASDAQ staff will grant an additional 180 calendar day compliance period, or until September 13, 2008. If we are not eligible for an additional 180-day compliance period, the NASDAQ staff will provide written notice that our securities will be delisted. At that time, we may appeal the NASDAQ staff's determination to delist our securities to a Listing Qualifications Panel.

Our management and Board of Directors are considering various alternatives to address this issue. However, if we fail to regain compliance the minimum bid price requirement and our common stock is ultimately delisted from trading on the NASDAQ Capital Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ Capital Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event, our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trade in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Item 6 – Exhibits

3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
31.1(2)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(3)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(2) Filed herewith.
(3) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: November 14, 2007	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2007	/s/ Dennis Harkins
Dennis Harkins, Chief Financial Officer
(Principal Accounting and Financial Officer)