Form 10-K
period 2007-12-31
ZANETT INC
filed 2008-03-31
CIK 1133872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number: 1-32589

ZANETT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-4389547
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

635 Madison Avenue, 15th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 583-0300

(Registrant’s Telephone Number, Including Area Code)

Securities registered under to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 is $39,929,559 based on the closing price of the Registrant’s common stock on such date of $1.34 as reported by the Nasdaq Capital Market.

There were 30,434,024 shares of common stock outstanding as of March 24, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Annual Report on Form 10-K will be incorporated by reference from the definitive proxy statement for the 2008 Annual Meeting of Shareholders.

ZANETT, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

As used herein, “Zanett” and the “Company” refer to Zanett Inc. and its wholly-owned, consolidated subsidiaries: Zanett Commercial Solutions, Inc., and Paragon Dynamics, Inc.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about Zanett, its subsidiaries and its affiliate companies that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the “SEC”), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at “Item 1A. Risk Factors.” The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

Zanett is an information technology (“IT”) company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. Until the disposition of Paragon Dynamics, Inc. (“PDI”), (as described below), the Company also provided such solutions to classified government agencies. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

Growth-by-Acquisition

From the Company’s formation in the fall of 2000 through March 31, 2008, eight operating companies have been acquired, two of which were disposed of subsequently.

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

On January 31, 2003, the Company acquired PDI, based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. As described below, on March 18, 2008, we sold the outstanding common stock of PDI for cash to KOR Electronics. PDI was treated as a discontinued operation as of December 31, 2007 because the decision was reached in the fourth quarter of 2007 to exit the government IT engineering business that is PDI’s principal business activity. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, which sale was completed on March 18, 2008.

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

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road, Inc. (“Data Road”). The Company acquired Data Road in order to broaden our services and solutions portfolio, further our national expansion and add a substantial roster of blue-chip companies to our client base. Founded in 2001, Data Road is a dedicated Oracle services company that specializes in managed services and remote hosting. Based in Jacksonville, Florida, Data Road provides managed services and consulting services throughout the United States. Data Road was merged into ZCS on May 1, 2006.

On March 6, 2007, ZCS completed an acquisition of all the issued and outstanding capital stock of the DBA Group, LLC. (“DBA”). The Company acquired DBA Group, LLC in order to broaden its expertise in database administration. Based in Alpharetta, Georgia, DBA provides database managed services.

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

Organic Growth

The Company employs a multi-dimensional organic growth strategy that seeks to provide new solutions to existing customers, current solutions to new customers, and new solutions to new customers. The Company believes all three of these approaches are dependent on three elements:

•	forming deep, trusted relationships between our professional staff and customer management;
•	constantly broadening the solution and skill sets at our disposal; and

•	unburdening professional staff from those day-to-day operational activities that do not directly relate to solutions delivery.

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

Customers

The Company’s customers consist primarily of small to large businesses needing IT solutions, such as strategy and systems architecture consulting, business application development, systems implementation and integration, systems engineering and technical assistance and IT communications hardware and peripheral equipment. Prior to the disposition of PDI, the Company’s customers also included U.S. government agencies.

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2007, our largest customer accounted for approximately 7% of revenues. During 2006, a different customer accounted for approximately 8% of revenues.

To lessen its dependence on any one particular service line, customer or group of customers, the Company continually seeks to expand its customer base through organic growth as well as additional acquisitions. See “Item 1A.: Risk Factors — Termination of a contract by a significant customer and/or cancellation with short notice could reduce our revenue and profitability and adversely affect our financial condition” and “Risk Factors — An unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, could materially and adversely affect our business.”

Competition

The Company faces significant competition in its individual markets. The Company believes competition will continue to grow from new entrants to the market, as well as from existing participants, such as software vendors expanding their sales into consulting, integration and implementation services.

The Company believes that, in general, competition in the IT solutions market is based upon the following factors:

•	Speed of response to customer requests
•	Flexibility and willingness to adapt to customer needs
•	Responsiveness to customer demands
•	Number and availability of qualified consultants, engineers and programmers
•	Project management capability
•	Technical expertise
•	Size and reputation
•	Brand recognition and geographic presence
•	Price

The Company competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, Cap Gemini, Ernst & Young, IBM Global Services, Keane, KForce and MPS Group. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers (“ISPs”) who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting and consulting firms. Many of the Company’s competitors have expanded their service offerings over the past several years and increased their focus on e-Business and the IT professional services markets, thus increasing the number of organizations that are providing solutions similar to those offered by the Company.

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

There is also a high degree of competition among companies seeking to acquire interests in IT services companies such as those the Company targets for acquisition. A large number of established and well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may also find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have greater access to capital than the Company. Although entrepreneur-founders of privately held IT solutions companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that the Company can provide, management believes that Zanett offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Company’s existing practices. Nonetheless, this kind of competition could limit the Company’s growth-by-acquisition strategy as the number of target companies decreases.

See “Item 1A.: Risk Factors — The IT services industry is highly competitive, and we may not be able to compete effectively.” for additional discussions of matters that could affect its ability to compete in its markets.

Employees

As of December 31, 2007, the Company had 193 full-time employees, as compared with 182 full-time employees as of December 31, 2006. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

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

Financing

If we require additional financing to sustain our operations, and we are unable to obtain it on favorable terms, we may need to significantly curtail operations.

During the year ended December 31, 2007, we incurred a net loss of $2.4 million and had cash used in operations of $613,290. As of December 31, 2007, we had an excess of current liabilities compared to current assets of $2 million.

On December 21, 2006 the Company entered into a loan and security agreement with LaSalle Bank National Association which was amended on May 31, 2007, November 14, 2007 and at the time of the sale of PDI on March 18, 2008. As amended, the loan and security agreement provides for a $5 million loan facility.

At March 24, 2008, the outstanding loan balance was $1,747,000 with available borrowings of $2,637,000. The loan has an expiration date of December 21, 2009.

In February 2007 we entered into a line of credit agreement with Bruno Guazzoni, the uncle of our Chief Executive Officer and the owner of approximately 28.6% of our outstanding common stock, in the amount of $3,000,000. This line of credit is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of December 31, 2007 the loan balance was $2,300,000 with available borrowings of $700,000.

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

In addition to this line of credit and the February 2007 promissory note, the Company as of March 24, 2008 has outstanding promissory notes with Mr. Guazzoni in an aggregate principal amount of $5,325,000. On March 15, 2007, the maturity of these notes was extended to March 15, 2009.

Notwithstanding these potential and existing financing sources, such additional financing may not be available, or if available, may not be obtainable on terms satisfactory to us. If we cannot raise additional funds, we may be required to significantly curtail our operations, which would have an adverse effect on our financial position, results of operations and cash flow.

Our future capital uses and requirements will depend on numerous factors, including:

•	the extent to which our solutions and services gain market acceptance;
•	the level of revenues from present and future solutions and services;
•	the expansion of operations;
•	the costs and timing of product and service developments and sales and marketing activities;
•	costs related to acquisitions of technology or businesses; and
•	competitive developments.

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

The Company has not achieved profitability in each reporting period and may incur net losses in future quarters.

The Company has a history of operating losses, including a loss from continuing operations of approximately $2.8 million for the year ended December 31, 2007 and a loss from continuing operations of approximately $2.4 million for the year ended December 31, 2006. We may incur additional operating losses in the future. Operating expenses may increase as we seek to grow our business through acquisition and as our existing business expands. Even if we achieve consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to expand our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition.

For the year ended December 31, 2007, our largest customer accounted for approximately 7% of revenues. Non-renewal or termination of contracts with a significant customer could have a material adverse effect on our business. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

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

Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet customers’ needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely manner, our business could be materially and adversely affected.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, NY and at business unit offices in Needham, MA, Stoneham, MA, Mason, OH, Indianapolis, IN, Jacksonville, FL and Alpharetta, GA. Interruptions could result from natural disasters, as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

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

Also, acquisitions are required to be accounted for under the purchase method, which results in us recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets associated with that subsidary, principally goodwill, property and equipment, and other tangible and intangible assets.

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

As of December 31, 2007, we had 193 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

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

Factors that could cause quarterly results to fluctuate include:

•	change in customer demand for products and services;
•	timing of the expansion of operations;
•	changes in pricing by us or our competitors;
•	introduction of new products or services by competitors or Zanett;
•	costs related to acquisitions of technology or businesses;
•	recession or slow down in the U.S. economy; or
•	termination of customer contracts.

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

Our services involve development, implementation and maintenance of computer systems and computer software that are critical to the operations of our customers’ businesses. Our failure or inability to meet a customer’s expectations in the performance of our services could harm our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure or inability. In addition, in the course of performing services, our personnel often gain access to technologies and content that includes confidential or proprietary customer information. Any such unauthorized disclosure or use could result in a claim for substantial damages. The successful assertion of one or more large claims against us that are uninsured, exceed available insurance coverage or result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect us.

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

As of December 31, 2007, we had granted options to purchase 7,044,130 shares under our 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 10,000,000.

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

We have not historically paid, and do not anticipate in the foreseeable future paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions.

The concentrated ownership of our Company may discourage potential transactions involving Zanett.

Claudio Guazzoni, our Chief Executive Officer owned approximately 26.1% of the outstanding Common Stock as of March 9, 2008, and has voting power over all of the shares owned by his uncle, Bruno Guazzoni, which, as of March 9, 2008, was, approximately 28.6% of the outstanding Common Stock. As a result, Claudio Guazzoni possesses significant influence over Zanett’s decision making on business matters, including the election of directors.

The concentration of Zanett share ownership may:

•	delay or prevent a change in the control of Zanett;
•	impede a merger, consolidation, takeover, or other transaction involving our Company; or
•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Zanett.

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

Expenses will increase as we build an infrastructure to implement our strategy. We expect to hire additional employees and expand information technology systems. We also may increase our operating expenses to:

•	broaden our support capabilities for our clients;
•	explore acquisition opportunities and alliances with other companies; and
•	facilitate business arrangements among our business units.

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

Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial, bid price and other requirements. On September 18, 2007, we received a letter from the NASDAQ notifying us that the bid price per share for our common stock had closed below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, the Company no longer met the NASDAQ Capital Market’s minimum bid price requirement for continued listing. Pursuant to Marketplace Rule 4310(c)(8)(D), NASDAQ provided us with 180 calendar days to regain compliance with the rule.

On March 19, 2008, we received a letter from NASDAQ notifying us that our common stock had not regained compliance with Marketplace Rule 4310(c)(4) and that we are not eligible for an additional 180 calendar day compliance period. The letter stated that unless we requested a hearing to appeal this determination by March 26, 2008, trading of our common stock would be suspended at the opening of business on March 28, 2008 and a Form 25-NSE will be filed with the SEC, which would result in the removal of the our common stock from listing and registration on NASDAQ. The letter stated that historically, NASDAQ panels have generally viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a bid price deficiency.

On March 24, 2008, we sent a letter requesting a hearing to appeal the delisting determination to the NASDAQ Listings Qualifications Panel. We expect that trading in our common stock will not be suspended before the Listings Qualification Panel has rendered its decision. There can be no assurances that the Listings Qualification Panel will grant our request for continued listing.

On March 21, 2008 our Board of Directors approved a one for four reverse stock split and stock repurchase program to address this issue. The Company will seek shareholder approval of the reverse stock split at our 2008 annual meeting of shareholders. If we fail to regain compliance the minimum bid price requirement and our common stock is ultimately delisted from trading on the NASDAQ Capital Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ Capital Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event, our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trade in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Item 2. Properties

The Company currently leases approximately 5,500 square feet of office space in New York, New York, for its corporate offices from Ironwood Realty Corporation. Its use of this space and related facilities are subject to the terms of a ten year lease between Ironwood Realty Corporation and the Company at a fixed monthly fee that expires in December 2014.

ZCS leases approximately 5,977 square feet of office space in Burlington, Massachusetts, from a third party at a fixed monthly fee that will be expiring on June 30, 2011. ZCS also leases 7,489 square feet of office space in Carmel, Indiana, 3,936 square feet of office space in Mason, Ohio and 6,777 square feet in Jacksonville, Florida and 2,622 square feet in Alpharetta, Georgia. These leases are with third parties at fixed monthly fees and expire in June 2008, August 2009 and July 2009, respectively. ZCS leases approximately 2,662 square feet of office space in Alpharetta, Georgia from the former owner of DBA.

In management’s opinion, these properties are in good condition and adequately covered by insurance. The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett’s Common Stock, which trades under the symbol “ZANE”, as reported in the NASDAQ Capital Market for each quarter during the two years ended December 31, 2007.

The following table shows quarterly low and high sales information for the Common Stock for each quarter during the two years ended December 31, 2007:

	High	Low
Year Ended December 31, 2007
First Quarter	$3.30	1.18
Second Quarter	1.88	1.15
Third Quarter	1.35	0.55
Fourth Quarter	1.23	0.60
Year Ended December 31, 2006
First Quarter	$4.20	1.08
Second Quarter	4.15	2.88
Third Quarter	3.25	1.67
Fourth Quarter	2.16	1.30

Records of Zanett’s stock transfer agent indicate that as of March 3, 2008, there were 29,925,206 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 251 holders of record and 2,089 holders whose shares are legally held by a broker. Our line of credit with LaSalle prohibits the Company from declaring or paying any dividend, except for dividends or other distributions made by ZCS to Company, provided, however, that the Company may accrue (but not pay) dividends as payments in kind. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

The following table summarizes Zanett’s securities issued or authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Exluding Securities Reflected in Column a) (c)
Equity compensation plans approved by equity holders	7,044,130	$2.02	2,955,870
Equity compensation plans not approved by equity holders	0	0	0
Total	7,044,130	$2.02	2,955,870

The above table excludes options issued in connection with acquisitions, which were not covered under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

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

On March 6, 2007 the Company issued 461,066 unregistered shares of restricted Common Stock to the executives of DBA. The shares were valued at $1.63 per share. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2007, the Company also issued 238,640 unregistered shares of restricted Common Stock to the former Data Road shareholders as the stock portion of the contingent consideration paid based on Data Road’s operating performance for the 6 months ended October 31, 2006. These shares were valued at $1.42 per share based on the three day average before October 31, 2006 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2007, the Company issued 127,028 unregistered shares of restricted Common Stock to the former Data Road shareholders as the stock portion of the contingent consideration paid based on Data Road’s operating performance for the 6 months ended April 30, 2007. The shares were valued at $1.80 per share based on the three day average before April 30, 2006 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

All of the aforementioned unregistered shares are restricted under lock-up agreements with the Company that prohibit the holders from reselling or otherwise disposing of their shares prior to the fifth anniversary date of the acceptance by the Company of each holder’s subscription. A percentage of the holder’s shares may be released from these lock-up restrictions when the Common Stock reaches certain specified prices.

During 2005, six former BAB, Inc. option holders exercised stock options totaling in aggregate 2,036 shares of the Company’s Common Stock.

There were no options exercised in 2007 and 2006.

The Company has repurchased shares in connection with its stock repurchase plan that was authorized by the Board of Directors and made effective May 1, 2003. The plan allows the Company to repurchase up to an aggregate 150,000 shares of its common stock from time to time in open market transactions. As of December 31, 2007 (and December 31, 2006), 59,658 shares of common stock had been repurchased under the program. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets. There were no shares repurchased in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report. This section also contains forward-looking statements and is subject to the “Disclosure Regarding Forward-Looking Statements” in Part I of this report.

2007 versus 2006 — Results of Operations

Revenues grew 11% for the year ended December 31, 2007 to $40,860,461 from $36,843,382 during the year ended December 31, 2006. This increase was attributable to an additional $2.2 million from the inclusion of DBA, acquired in March 2007, and $1.7 million from the inclusion of Data Road for the full year 2007 as compared to only seven months in the prior year, and also from organic growth as a result of the marketing expenses which were incurred in 2007.

The businesses we acquired subsequent to January 1, 2006 contributed to the year over year increases in revenues and expenses for the year ended December 31, 2007, as follows:

Acquired Business	Date of Acquisition	Additional Contribution to Revenues	Additional Contribution to Expenses
DBA	March 1, 2007	$2,248,092	$1,613,506
Data Road	May 1, 2006	$1,659,757	$2,115,594
		$3,907,849	$3,729,100

Costs of revenues, however, increased 15% to $29,770,639 during the year ended December 31, 2007, versus $25,888,890 for the prior year. This increase was partly attributable to the addition of DBA and the inclusion of Data Road for the full year 2007 versus seven months in 2006. Gross margins in fiscal 2007 decreased to 27% of revenues from 30% in fiscal 2006. The decrease was attributed primarily to certain lower margin fixed price engagements in 2007. The majority of these fixed fee arrangements have either expired or been terminated or amended, and we believe that our gross margins should improve during 2008.

In an effort to grow our revenues, selling and marketing expenses increased, by $104,863, or 2%, to $4,887,024 for the year ended December 31, 2007, as compared with $4,782,160 during 2006. We believe the increase in our marketing efforts over the past three years has been instrumental in fueling our organic growth and the growth of our acquired companies.

General and administrative expenses for the year ended December 31, 2007, were $7,240,060 as compared with $6,765,450 during 2006, representing an increase of $474,600 or 7%. This increase in general and administrative costs is primarily related to the amortization expense of goodwill in 2007 as compared to 2006. Amortization expense for the twelve months end December 31, 2007 was $395,502 as compared with $211,473 in 2006. The remaining balance was associated with the additional expenses relating to the addition of DBA and the full year effect of DataRoad.

Included in general and administrative expenses are corporate expense, which, for the year ended December 31, 2007, were $2,383,437 versus $3,145,944 in 2006. The decrease was attributable primarily to a decrease in professional fees, salary and non-cash stock based compensation charges. The decrease in professional fees and salaries was a result of several austerity measures which we implemented in the first quarter of 2006 to significantly reduce our corporate overhead.

Consolidated Net (Loss)/Income

On a consolidated basis, the increase in operating expenses more than offset the effect of the increases in revenue resulting in an operating loss of $1,037,262 for the year ended December 31, 2007, as compared to an operating loss of $593,118 for the year ended December 31, 2006.

Net interest expense for the year was $1,824,338 compared to $1,726,043 in 2006, the increase was attributable to higher borrowings in 2007 versus 2006 as a result of the acquisitions of DBA and Data Road and short term working capital borrowings, as well as interest expense associated with our Renewable Unsecured Subordinated Notes. For more information regarding the Renewable Unsecured Subordinated Notes see Note 17 to the Consolidated Financial Statements included elsewhere in this report.

Our loss from continuing operations before income taxes was $2,861,600 for the year ended December 31, 2007.

We recorded an income tax benefit of $46,873 for the year ended December 31, 2007, compared to a provision of $90,037 for 2006.

In addition, we recorded income from the discontinued operations of PDI, net of tax, of $378,009 for the twelve months ended December 31, 2007.

As a result of all of the above, for the year ended December 31, 2007, we reported a consolidated net loss of $2,436,718.

Although there can be no assurance that our performance will improve in 2008, with the increased working capital as a result of the sale of PDI, improved operating performance and continued cost cutting, we believe we have laid the groundwork for an improved 2008.

Critical Accounting Policies and Significant Use of Estimates in the Company’s Financial Statements

In many cases, the accounting treatment of a particular transaction in conformity with GAAP is specifically dictated, with little or no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

However, the preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion reviews the critical accounting policies and items incorporated in the Company’s financial statements that required the use of significant management estimates. The following listing is not intended to be a comprehensive list of all of Zanett’s accounting policies. The Company’s significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.

The Company has identified revenue recognition, stock based compensation, purchase accounting, and the evaluation of the carrying value of goodwill and other intangibles as critical accounting policies of the Company.

Revenue Recognition

The Company earns revenue primarily from IT professional services.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Evaluating the Carrying Value of Goodwill

Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the estimated fair value of each of the Company’s reporting units to the carrying value of their respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess. The estimation of fair values of each reporting unit is based on assumptions and estimates prepared by management which are highly subjective.

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

Liquidity and Capital Resources

At December 31, 2007 the Company had cash and cash equivalents of $1,261,065 representing a 103% increase or $638,883, from the December 31, 2006 year-end balance of $622,182. This increase was a result of several factors listed below.

Cash used in operating activities was $613,290 for the year ended December 31, 2007 as compared to cash used in operations of $120,034 in 2006. The use of cash in operating activities in 2007 was due primarily to the net loss for the year of $2,436,718, which was partly offset by non cash charges of $947,470 for depreciation and amortization, as well as $462,863 of non-cash stock based compensation. In addition to these non-cash charges, there was an increase in accounts receivable, which was offset by a decrease in unbilled revenue and an increase in accounts payable.

Cash used in investing activities was $2,561,486 for the period ended December 31, 2007 as compared to $1,486,221 in 2006. The 2007 outflow primarily reflected our acquisition of DBA for $799,421 and contingent purchase consideration payments of $972,563, as well as various capital expenditures.

Cash provided by financing activities for the year ended December 31, 2007 was $3,813,659 as compared to $1,640,178 for 2006. As of December 31, 2007 we had drawn $2,300,000 on our line of credit with Bruno Guazzoni and $7,140,075 on our line of credit with LaSalle Bank National Association (“LaSalle”). Each line is discussed below. Also, on February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni.

On December 31, 2006 we entered into a revolving credit facility with LaSalle. The agreement was amended on May 31, 2007 and November 14, 2007. As amended, available line of credit was based on 80% of eligible accounts receivable up to a maximum of $8 million. At December 31, 2007 the outstanding balance was $7,140,075 and available borrowings were $285,000. The line of credit with LaSalle was further amended on March 18, 2008 at the time of the sale of PDI (described below). This amendment reduced borrowings to 60% of eligible accounts receivable, up to a maximum of $5 million. The Company paid down $5,700,000 at the time of the amendment. At March 24, 2008, the outstanding balance was $1,747,000, and available borrowing was $2,637,000.

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to Bruno Guazzoni. The note had a maturity date of May 31, 2007 and required quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity.

On March 15, 2006, the Company issued a promissory note in the amount of $500,000 to Bruno Guazzoni. The note had an original maturity date of January 2, 2007, which was extended in the same month to May 31, 2007 and required quarterly cash interest payments, at the rate of fifteen percent (15%) per annum. Principal is repayable in cash at maturity.

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of February 21, 2009. At December 31, 2008 the outstanding balance on this line was $2,300,000.

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

On March 15, 2007, the Company and our operating subsidiaries replaced four other existing promissory notes that had been issued to Bruno Guazzoni in the aggregate principal amount of $6,575,000 with notes containing identical terms except for the extension of the maturity dates to between March 1 and March 31, 2009. As of March 18, 2008 the aggregate principal amount was $4,575,000.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. However, due to scheduled debt maturity the Company requires additional capital or other sources of financing in order to meet its commitments. If necessary we will explore other sources of capital, to fund future acquisitions and provide additional working capital. There can be no assurance that additional funding will be available for us to finance our acquisition strategy. Further, due to the recent trading price of our common stock and the possibility of NASDAQ delisting our common stock if we do not regain compliance with minimum listing standards of The NASDAQ Capital Market, completion of a financing could be more difficult and could result in dilution to the ownership interests of existing stockholders.

In March 2008 the Company sold the outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8.7 million with a holdback amount of $875,000 due March 17, 2009. With these proceeds the Company was able to pay down $3,000,000 in related party debt including the March 14, 2006 and March 15, 2006 notes payable to Bruno Guazzoni (described above) and approximately $5,000,000 of short term debt. This provided working capital availability over $4,000,000. The Company believes that the existing working capital is more than sufficient to cover its day to day needs.

To further minimize cash outlays, we expect to continue to supplement compensation for both existing and new employees with equity incentives where possible. We believe that this strategy provides the ability to increase stockholder value, as well as utilize cash resources more effectively. To support this strategy, the stockholders of the Company, at its annual meeting in June 2005, approved an amendment to the Zanett, Inc. Incentive Stock Plan (“Stock Plan”) that increased the number of equity securities that can be issued under the plan from 7,000,000 shares to 10,000,000 shares. While this increase allows us greater flexibility in its use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders.

The Company’s Board of Directors authorized a stock repurchase plan effective May 1, 2003 that allows us to repurchase up to 150,000 shares of our Common Stock from time to time in open market transactions. As of December 31, 2007, we had repurchased 59,658 shares of our Common Stock at a cost of $179,015. None of these shares were repurchased in 2006 or 2007. These shares are reflected as Treasury stock on the accompanying Consolidated Balance Sheets.

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

The Company’s liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

•	We maintain our cash balances and money-market instruments with three separate institutions of high credit quality to minimize our exposure.
•	We believe that any credit risk associated with its receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. During 2007, no one customer accounted for more than 5% of revenues. During 2006, one customer accounted for approximately 8% of revenues. At December 31, 2007 and December 31, 2006, the Company did not have a customer account that accounted for over 11% of accounts receivable.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for the Company beginning January 1, 2008, except for non-financial assets and liabilities recognized or disclosed on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company does not expect any significant changes to its financial accounting and reporting as a result of this new accounting standard. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplemental Data

The Company’s Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 30, 2006, we dismissed Deloitte & Touche LLP as our independent registered public accounting firm.

We disclosed in our Form 10-K for the fiscal year ended December 31, 2006 and in our Forms 10-Q for the interim periods from January 1, 2007 through March 31, 2007, April 1, 2006 through June 30, 2007, and July 1, 2007 through September 30, 2007, that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting due to insufficient accounting resources to ensure there are appropriate controls over the financial reporting and closing process or to ensure significant non-routine transactions are accounted for in accordance with GAAP. This material weakness resulted in material audit adjustments in order to present the 2005 annual financial statements in accordance with GAAP. In connection with the above matter, Deloitte & Touche LLP notified us in writing of the material weakness, and we reported this material weakness as a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K (a “Reportable Event”). The Audit Committee and the Company discussed the Reportable Event and material weakness with Deloitte & Touche LLP.

Effective May 30, 2006, the Audit Committee engaged Amper, Politziner & Mattia, P.C. as our independent registered public accounting firm for the year ending December 31, 2006, which engagement was ratified by our stockholders at our 2006 annual meeting of stockholders.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance of with authorization of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use of disposition of Company assets that could have a material effect on out financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of out financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies of procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions are set forth below:

Name	Age	Title	Since
Claudio M. Guazzoni	45	Chairman, Chief Executive Officer and Director	2000
Dennis Harkins	45	President and Chief Financial Officer	2006
Scott Perry	59	Director	2001
Jay W. Kelley	66	Director	2003
William H. Church	61	Director	2004
Leonard G. Goldstein	58	Director	2005
R. Evans Hineman	73	Director	2005
Chuck Deskins	46	President ZCS	2006

All terms of office are for one year.

Claudio M. Guazzoni — Mr. Guazzoni was named Chief Executive Officer of Zanett, Inc. effective as of the close of business on February 10, 2006, after serving as President of Zanett, Inc. since he co-founded the Company in 2000. Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President. At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of young technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group. His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion provides Zanett with expertise in international finance and deal structuring.

Dennis Harkins — Mr. Harkins was named President and Chief Financial Officer on March 21, 2008. Mr. Harkins was first named Chief Financial Officer of Zanett, Inc. effective as of the close of business on June 30, 2006. Previous to Zanett, Mr. Harkins was Director of Sales and Planning for almost ten years at MSC Industrial Supply, a $1.3 billion direct marketing firm dealing with various industrial products in the United States; in this position he was responsible for the budget and forecast for over 100 branches with operating expenses of over $250 million. Earlier in his tenure he was the Director of IT Business Development where he managed over 80 IT professionals with a budget of over $20 million. He started at MSC in 1996 as the Director of Accounting where he oversaw the accounting, accounts payable and accounts receivable areas. Prior to MSC, Mr. Harkins was the Controller for Arbor Property Trust and Real Estate Investment Trust with headquarters in Conshohocken, Pennsylvania.

L. Scott Perry — Mr. Perry was with AT&T Corporation from January 1997 until his retirement in January 2002. During this period, he served as Vice President — Advanced Platform Systems from January 1997 to May 1998, Vice President — Strategy and Alliances from May 1998 to December 1999 and Vice President of Strategy & Business Development from January 2000 until his retirement. In these roles, he was responsible for building and refining the business strategy of AT&T and leading the development of growth plans which included close and effective relationships with other computer and networking product and service firms. Mr. Perry and his team led AT&T Corporation’s 1998 acquisition of IBM’s Global Network business. Before joining AT&T, Mr. Perry was with IBM for almost sixteen years. During that time he held a number of marketing and sales executive positions, culminating in his last assignment as General Manager, Academic Computing Information Systems, an independent business unit with responsibility for strategy, development, marketing and support of information systems to the higher education marketplace.

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

Jay W. Kelley — General Kelley completed a 37-year Air Force career in 1996 at the rank of Lieutenant General. He served as a Base Commander and Strategic Missile Wing Commander, Vice Commander of Air Force Space Command, Director of Public Affairs in the Office of the Secretary of the Air Force, Commander of Air University, and Director of Education at the Air Education and Training Command. Immediately following his retirement from the Air Force, General Kelley worked with Toffler Associates where he developed and orchestrated “futurist” business strategies with major corporations and government organizations. He was the first person appointed to the Advisory Board when it was created, and continues to serve in that capacity. From March 20, 2000 until March 2003, General Kelley was Vice President of Military Programs for Lockheed Martin Technical Operations (LMTO). Prior to joining LMTO, General Kelley was employed by System Technology Associates, Inc., where he was Chief Operating Officer. There, he had responsibility for directing and overseeing the activity of the corporate staff and field operations. Since 2003 General Kelley has been with ManTech International Corp and currently serves as the President of ManTech Space Systems Group where he has responsibility for business relating to Department of Defense, NATO and space programs.

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

William H. Church — Mr. Church has over 30 years of experience advising senior management of high growth closely held and publicly traded companies. He is a retired Ernst & Young partner and was instrumental in the establishment and successful development of the Ernst & Young Tax and Human Capital Practice in the New York Metro Area and in Tokyo, Japan.

Mr. Church received a B.S. degree from Marquette University. He is a Certified Public Accountant in New York and Wisconsin, and he is also a member of the American Institute of Certified Public Accountants.

Leonard G. Goldstein — Mr. Goldstein brings over 25 years of diversified technology and financial experience to the investment community. From 2001 to 2003, he was the Chief Information Officer of Pequot Capital Management, a premier hedge fund and venture capital group based in Westport, Connecticut and New York City, NY. He was responsible for overall technology strategy, evaluation, implementation and operations.

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

R. Evans Hineman — Mr. Hineman is currently a private consultant. Previously he served as corporate Executive Vice President and president of the National Security Solutions Group of ManTech International Corporation. He also served as Litton Vice President for Intelligence, president of Litton/TASC and other leadership positions in TASC supporting customers in the intelligence community and other government entities. Prior to joining TASC in 1989, Mr. Hineman had served for more than thirty-three years in the U.S. Government.

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

Chuck Deskins — Mr. Deskins became the President of Zanett Commercial Solutions (ZCS) in February, 2006 and is responsible for the day-to-day operations, organic expansion, and the integration and assimilation of acquired businesses. Prior to ZCS, Mr. Deskins served as President, SPX Valley Forge from 2003 to 2005, overseeing global operations in North America, Italy, France, Germany, and the UK. During his tenure at SPX, Deskins led the integration of two accretive acquisitions, one in North America, and one in Europe, while leading the organization to record revenue growth. Mr. Deskins honed his leadership skills as General Manager, GE Capital, and other senior leadership positions include Area GM, ARC; and Director, CHC. As President of Pinnacle Computer Resources, Mr. Deskins won recognition as a successful entrepreneur, guiding the business from start-up to $32M in revenue in 4 years.

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

Board of Directors and Committees of the Board of Directors

Information with respect to committees of our Board of Directors will be contained in the Company’s 2008 proxy statement under the caption “Information about the Board of Directors and Committees of the Board of Directors” and is incorporated herein by reference.

Item 11. Executive Compensation

The response to this Item will be contained in the Company’s 2008 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item will be contained in the Company’s 2008 Proxy Statement under the caption “Security Ownership of Management and Principal Shareholders” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information with respect to the independence of our directors will be included in our 2007 proxy statement under the caption “Election of Directors” and is incorporated herein by reference.

During the year ended December 31, 2007, the Company was a party to the following transactions with related parties:

In March 2006, the Company extended the maturity dates on promissory notes issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 28.6% of Zanett’s outstanding common stock, in the amounts of $3,075,000 and $1,500,000 from October 31, 2006 to May 31, 2007. These notes bear interest at an annual rate of 11%. On March 15, 2007, the Company replaced these notes payable with new notes with identical terms, except for and extension of the maturity date to March 15, 2009.

Also in March 2006, the Company extended the maturity date on a note issued to Bruno Guazzoni on December 30, 2005, in the amount of $500,000 from January 2, 2007 to May 31, 2007. This note requires quarterly cash interest payments at the rate of fifteen percent (15%) per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. On March 15, 2007, the Company replaced these notes with new notes with identical terms, except for an extension of the maturity date to March 15, 2009. All three notes were repaid on March 18, 2008.

Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. In 2007 and 2006, the Company paid $790,125 and $634,500, respectively, of interest under these agreements.

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

Item 14. Principal Accountant Fees and Services

The response to this Item will be contained in the Company’s 2008 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among Back Bay Technologies, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and the shareholders of Back Bay Technologies, Inc. dated as of December 7, 2001
2.2(2)	Agreement and Plan of Merger by and among Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the shareholders of Brandywine Computer Group, Inc. dated as of May 31, 2002
2.3(3)	Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the shareholders of Paragon Dynamics, Inc. dated as of January 31, 2003
2.4(4)	Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority shareholder of DeltaData, Inc. dated as of November 30, 2003
2.5(5)	Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004
2.6(6)	Stock Purchase Agreement by and among Whitbread Technology Partners, Inc. Zanett Inc., and Joel D’Arcy dated as of March 1, 2005.
2.6(7)	Agreement and Plan of Merger of Whitbread Technology Partners, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.7(7)	Agreement and Plan of Merger of INRANGE Consulting Corporation and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.8(7)	Agreement and Plan of Merger of Back Bay Technologies Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.9(8)	Stock Purchase Agreement, by and among Zanett, Inc., Delta Communications Group, Inc., and Howard Norton dated as of February 28, 2006.
2.10(9)	Stock Purchase Agreement by and among Data Road, Inc., Zanett, Inc., Zanett Commercial Solutions, Inc. and Jeffrey Francis and John Vaughan, dated as of May 1, 2006.
2.11(10)	Agreement and Plan of Merger by and among DBA Group, LLC, Zanett DBA Group, Inc., Zanett Inc., Jose David Rincon, Billy Hyden and David Wolf dated March 6, 2007.
3.1	Certificate of Incorporation.
3.2(11)	Bylaws.
4.1(12)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005.
4.2(12)	Form of Note
4.3(12)	Form of Note Confirmation
4.4(12)	Form of Subscription Agreement
10.1(13)	Waiver No. 4 and Amendment No. 1 to First Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Fifth Third bank and Zanett, Inc.
10.2(14)	Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.3(13)	Amendment No. 2 to the First Amended and Restated Loan and Security Agreement dated as of October 31, 2006 by and between Fifth Third Bank and Zanett, Inc.
10.4(14)	Stockholders’ Agreement dated as of January 26, 2001 by and among GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., Yossi Krasnjanski, Oleg Rabaev, Eli Yaacoby, Ravi Adusumilli and Gary Miselevich

Exhibit Number	Document
10.5(14)	Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.6(15)	Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski Oleg Rabaev and Eli Yaacoby
10.7(15)	Amendment to Stockholders’ Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski, Oleg Rabaev and Eli Yaacoby
10.8(15)	Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.
10.9(16)	* Zanett Inc. Amended and Restated Incentive Stock Plan
10.10(17)	Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting Corporation, Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.
10.11(7)	First Amended and Restated Loan and Security Agreement dated as of December 30, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.
10.12(7)	Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.
10.13(10)	Amended and Restated Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.
10.14(7)	Promissory Note in the amount of $3,075,000 issued to Mr. Bruno Guazzoni.
10.15(10)	Amended and Restated Promissory Note in the amount of $3,075,000 issued to Mr. Bruno Guazzoni.
10.16(7)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.17(10)	Amended and Restated Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.18(15)	Promissory Note in the amount of $1,500,000 issued to Emral Holdings Limited.
10.19(10)	Amended and Restated Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.
10.20(8)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.21(10)	Amended and Restated Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.22(8)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.23(10)	Amended and Restated Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.24(18)	Loan and Security Agreement dated as of December 21, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and LaSalle National Bank.
10.25(19)	Promissory Note in the amount of $5,000,000 issued to Mr. Bruno Guazzoni dated December 1, 2006.
10.26(20)	Line of Credit Note of $3,000,000 issued to Mr. Bruno Guazzoni, dated February 21, 2007.
10.27(20)	Promissory Note in the amount of $750,000 issued to Mr. Bruno Guazzoni.
10.28(21)	First Amendment and Modification to Loan and Security Agreement and Other Loan Documents, by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc. and Paragon Dynamics, Inc., dated May 31, 2007.

Exhibit Number	Document
10.29	Second Amendment and Modification to Loan and Security Agreement by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc. and Paragon Dynamics, Inc dated November 14, 2007.
10.30(22)	Third Amendment and Modification to Loan and Security Agreement dated March 18, 2007 by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc., and Paragon Dynamics, Inc.
14.1	Code of Conduct and Ethics
21.1	Subsidiaries of Zanett, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Chief Executive Officer pursuant to Section 1350
32.2	Certification by the Chief Financial Officer pursuant to Section 1350

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Current Report on Form 8-K filed December 21, 2001.
(2)	Incorporated by reference to our Current Report on Form 8-K filed June 17, 2002.
(3)	Incorporated by reference to our Current Report on Form 8-K filed February 13, 2003.
(4)	Incorporated by reference to our Current Report on Form 8-K filed December 19, 2003.
(5)	Incorporated by reference to our Current Report on Form 8-K filed May 6, 2004.
(6)	Incorporated by reference to our Current Report on Form 8-K filed March 7, 2005.
(7)	Incorporated by reference to Post- Effective Amendment No. 1 on Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed April 24, 2006.
(10)	Incorporated by reference to out Post-Effective Amendment No. 2 on Form S-1 dated July 17, 2007.
(11)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.
(12)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 filed February 1, 2005.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(14)	Incorporated by reference to our Current Report on Form 8-K filed February 23, 2001.
(15)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.
(16)	Incorporated by reference to our Definitive Proxy Statement filed April 30, 2003.
(17)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on December 28, 2006.
(19)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on March 30, 2007.
(21)	Incorporated by reference to our Current Report on Form 8-K filed on March 24, 2007.
(22)	Incorporated by reference to our Current Report on Form 8-K filed on March 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.

By:	/s/ Claudio Guazzoni Claudio Guazzoni Chief Executive Officer (Principal Executive Officer) Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Claudio Guazzoni Claudio Guazzoni	Chairman & Chief Executive Officer	March 31, 2008
/s/ Dennis Harkins Dennis Harkins	President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
/s/ L. Scott Perry L. Scott Perry	Director	March 31, 2008
/s/ Jay W. Kelley Jay W. Kelley	Director	March 31, 2008
/s/ William H. Church William H. Church	Director	March 31, 2008
/s/ Leonard Goldstein Leonard Goldstein	Director	March 31, 2008
/s/ R. Evans Hineman R. Evans Hineman	Director	March 31, 2008

ZANETT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zanett, Inc. at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, P.C.

March 25, 2008
New York, New York

ZANETT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,261,065	$622,182
Accounts receivable net of allowance for doubtful accounts of $106,843 and $247,110, respectively	7,531,980	7,837,290
Income tax receivable	132,364	—
Unbilled revenue	406,452	1,170,571
Prepaid expenses	270,672	281,970
Customer deposits	643,188	658,000
Other current assets	258,547	111,430
Assets held for sale	6,618,678	—
Total current assets	17,122,946	10,681,443
Property and equipment, net	1,005,162	918,137
Goodwill	14,538,761	18,087,225
Intangibles, net	1,394,644	979,425
Other assets	427,929	487,197
Total assets	$34,489,442	$31,153,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,117,931	$992,726
Accrued expenses	2,513,619	3,022,313
Short term debt	7,140,075	6,219,710
Short term debt-related party	2,300,000	—
Income tax payable	—	61,198
Short term renewable unsecured subordinated debt	1,340,888	815,668
Other current liabilities	679,978	694,315
Deferred revenue	984,697	909,275
Deferred income taxes	19,359	14,753
Capital lease obligations – current	8,200	5,281
Liabilities held for sale	2,059,388	—
Total current liabilities	19,164,135	12,735,239
Notes payable-related party	6,825,000	7,575,000
Long term renewable unsecured subordinated debt	780,784	1,264,016
Other non-current liabilities	472,000	1,221,560
Capital lease obligations	—	20,263
Deferred rent expense	66,401	88,134
Deferred income taxes	230,449	302,913
Total liabilities	27,538,769	23,207,125
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized 29,925,206 and 29,337,000 shares issued and outstanding, respectively	29,925	29,337
Additional paid-in capital	31,203,565	29,763,064
Treasury stock, at cost – 59,658 shares	(179,015)	(179,015)
Accumulated deficit	(24,103,802)	(21,667,084)
Total stockholders' equity	6,950,673	7,946,302
Total liabilities and stockholders' equity	$34,489,442	$31,153,427

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Revenue	$40,860,461	$36,843,382
Operating expenses:
Cost of revenue	29,770,639	25,888,890
Selling and marketing	4,887,024	4,782,160
General and administrative	7,240,060	6,765,450
Total operating expenses	41,897,723	37,436,500
Operating loss	(1,037,262)	(593,118)
Other income/(expense):
Interest income	2,811	1,935
Interest expense	(1,827,149)	(1,727,978)
Other, net	—	36,602
Total other expense	(1,824,338)	(1,689,441)
Loss from continuing operations before income taxes	(2,861,600)	(2,282,559)
Income tax (benefit) provision	(59,758)	90,037
Loss from continuing operations	(2,801,842)	(2,372,596)
Income from discontinued operations, net of taxes	365,124	661,057
Loss on sale of discontinued operations	—	(56,299)
Net loss	$(2,436,718)	$(1,767,838)
Basic and diluted (loss) income per share:
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	$0.01	$0.02
Net loss per common share to common stockholders (basic and diluted)	$(0.08)	$(0.06)
Weighted average shares outstanding – basic and diluted	29,722,474	29,054,124

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2006	28,529,395	$28,529	$26,903,345	$(179,015)	$(19,899,246)	$6,853,613
Issuance of common stock in connection with acquisitions	755,504	756	1,922,940	—	—	1,923,696
Surrender of Common Stock in Connection with acquisitions	(64,789)	(65)	(376,521)			(376,586)
Compensatory restricted common stock and options issued to non-employees and employees	117,000	117	1,313,300	—	—	1,313,417
Net loss	—	—	—	—	(1,767,838)	(1,767,838)
Balance, December 31, 2006	29,337,110	$29,337	$29,763,064	$(179,015)	$(21,667,084)	$7,946,302
Issuance of common stock in connection with acquisitions	588,096	588	977,638	—	—	978,226
Compensatory restricted common stock and options issued to non-employees and employees	—	—	462,863	—	—	462,863
Net loss	—	—	—	—	(2,436,718)	(2,436,718)
Balance, December 31, 2007	29,925,206	$29,925	$31,203,565	$(179,015)	$(24,103,802)	$6,950,673

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,436,718)	$(1,767,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947,470	652,777
Stock based compensation and services	462,863	1,162,486
Accretion of interest on deferred consideration	—	41,991
Deferred rent expense	(21,733)	(18,133)
Deferred income taxes	(67,858)	(6,419)
Changes in, net of acquisitions:
Accounts receivable	(872,592)	373,584
Unbilled revenue	728,824	(491,999)
Prepaid expenses and other current assets	31,959	(16,496)
Other assets	59,268	121,719
Accrued expenses	(12,789)	460,480
Accounts payable	1,049,863	(788,682)
Other current liabilities	(186,588)	(77,872)
Income tax receivable	(89,605)	84,557
Income taxes payable	(61,198)	60,398
Deferred revenue	(144,456)	89,413
Net cash used in operating activities	(613,290)	(120,034)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(821,069)	(191,332)
Cash paid as contingent consideration related to past acquisitions	(972,563)	(802,275)
Additions to property and equipment	(767,854)	(492,614)
Cash flows used in investing activities	(2,561,486)	(1,486,221)
Cash flows from financing activities:
Issuance of notes payable to related party	3,050,000	1,000,000
Payments for debt issuance costs	(181,350)	—
Redemption of unsecured notes	—	(375,130)
Proceeds from short term borrowings	920,365	1,049,710
Proceeds from issuance of unsecured notes	41,988	—
Capital lease payments	(17,344)	(34,402)
Cash flows provided by financing activities	3,813,659	1,640,178
Net increase in cash and cash equivalents	638,883	33,933
Cash and cash equivalents, beginning of year	622,182	588,259
Cash and cash equivalents, end of year	$1,261,065	$622,182
Supplemental Disclosures of Cash Flow Information:
Fair value of assets acquired	$1,392,023	$1,143,973
Net cash paid for acquisition	821,069	191,332
Liabilities assumed	$570,954	$952,641
Cash paid during the year for:
Interest	$1,741,953	$1,466,823
Income taxes	$174,397	$64,551

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Business and Organization

Zanett Inc. (the “Company”) is an information technology (“IT”) company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company provides commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), Inc based in Alpharetta, Georgia.

The Company provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management (“SCM”) and customer relationship management (“CRM”) systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

The Company’s former government segment consisted of Paragon Dynamics, Inc., (“PDI”), which was acquired in January 2003. PDI was treated as a discontinued operation as of December 31, 2007 because the decision was reached in the fourth quarter of 2007 to exit the government IT engineering business that is PDI's principal business activity. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, which sale was completed on March 17, 2008. See also Notes 8 and 21.

Liquidity

During the year ended December 31, 2007, the Company incurred a loss from continuing operations of $2.8 million and cash outflows used in operations of approximately $613,290. As of December 31, 2007, the Company had an excess of current liabilities compared to current assets of $2.0 million. As of December 31, 2007, the Company’s revolving line of credit with LaSalle Bank had a balance of $7.1 million with available borrowings of $117,000. In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000 (see Note 14). This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of December 31, 2007 this line of credit had a balance of $2.3 million with available borrowings of $700,000.

In March 2008 the Company sold the outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8,775,000 with a holdback amount of $875,000 due March 17, 2009. With these proceeds the Company was able to pay down $3,000,000 in related party debt and approximately $5,000,000 of short term debt. This transaction has provided working capital availability of over $3,300,000. The Company believes that the existing working capital is adequate to fund its cash flow requirements.

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies  – (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, revenue recognition, including estimates to complete, on fixed fee contracts, allowance for doubtful accounts, impairment of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2007 and 2006 approximate their fair values due to their short maturities.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's notes payable and long-term debt approximates their current fair value.

Goodwill

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with any excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair value of the acquired company’s tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, customer relationships and long-term contracts) and liabilities.

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

Intangibles

Intangibles are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of other intangible assets is reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future undiscounted cash flows associated with the asset and compares that to the carrying value. If the carrying value exceeds the estimated cash flows, the recorded value of the asset is reduced to its estimated fair value.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies  – (continued)

Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2007 and 2006 was $66,000 and $88,000, respectively, and is included in other liabilities on the Consolidated Balance Sheets. The current portion of deferred rent at December 31, 2007 and 2006 was $42,720 and $8,954, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.

Revenue Recognition

The Company earns revenue primarily from IT professional services.

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

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies  – (continued)

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs capitalized include an allocation of the costs incurred for the Company's own personnel who are directly associated with software development. For the year ended December 31, 2007 there were $197,093 costs capitalized and in 2006 there were no costs capitalized.

Income Taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely that not of being sustained by the taxing authority. At the adoption date of January 1, 2007 and also as of December 31, 2007, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the year ended December 31, 2007. Tax years beginning in 2004 are generally subject to examination by taxing authorities.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of the temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

Reclassifications

Certain amounts for 2006 have been reclassified to conform to the 2007 presentation.

Note 3. Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense for employee related stock options of $462,863 and $1,162,486, respectively.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock Based Compensation  – (continued)

Loss per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2007 and 2006, the Company excluded all of its 3,344,312 and 3,206,662 stock options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for the Company beginning January 1, 2008, except for non- financial assets and liabilities recognized or disclosed on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company does not expect any significant changes to its financial accounting and reporting as a result of this new accounting standard. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 4. Acquisitions

The following information is about the Company’s recent acquisitions:

2007

The DBA Group

On March 6, 2007, ZCS completed the acquisition of all of the issued and outstanding capital stock of DBA from the shareholders of DBA (the “DBA Shareholders”).

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

The DBA Shareholders are eligible to receive contingent consideration of up to $1,500,000, in the aggregate, for the three successive annual performance periods commencing February 1, 2007 based upon DBA attaining specified adjusted income and revenue targets in each period.

In addition, for each of the first three annual performance periods, if DBA exceeds performance targets specified in the DBA purchase agreement (the “DBA Agreement”), the DBA Shareholders will be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions  – (continued)

the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the DBA Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Common Stock, or a combination of both. The DBA Agreement provides that the aggregate contingent consideration payable to the DBA Shareholders under the DBA Agreement shall not exceed, in the aggregate, $2 million.

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

For accounting purposes, the Company has recorded all of the DBA transaction consideration at its fair value. For shares issued, the value was based on the average closing price of the Common Stock for the three trading days, immediately before and after March 6, 2007, which was the date the transaction was announced. Contingent consideration will be recorded by the Company if DBA’s achievement of adjusted income and revenue targets is satisfied beyond a reasonable doubt.

The following table sets forth the components of the purchase price paid to date:

Cash paid	$750,000
Common stock issued	750,000
Costs incurred related to acquisition	47,421
Total purchase price	$1,547,421

The post acquisition consolidated financial statements include the results of operations of DBA from the March 2007 acquisition date. The purchase price has been allocated to the fair value of the net assets acquired. The valuation of the intangible assets acquired is based on a valuation prepared by an independent valuation firm that assumed, as of the valuation date, that the assets will continue to operate as configured as a going concern based on the past, present and future projected financial condition of DBA.

Current assets	$419,893
Property and equipment	40,854
Intangible assets	899,000
Liabilities assumed, current	(570,954)
Fair value of net liabilities assumed	788,793
Goodwill	$758,628

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

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions  – (continued)

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

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions  – (continued)

The following table provides the fair value of the acquired assets and liabilities assumed based upon Data Road’s April 30, 2006 balance sheet.

Current Assets	$882,389
Property and equipment	93,693
Intangible assets	473,000
Other assets	33,549
Liabilities assumed	(1,057,225)
Fair value of net assets acquired	425,406
Goodwill	$1,280,894

Note 5. Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Data Road and DBA had occurred on January 1, 2006. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

	Year ended December 31,
	2007	2006
	(Unaudited)	(Unaudited
Pro forma results:
Revenues	$41,552,554	$40,665,670
Net Loss from continuing Operations	(2,298,673)	(2,309,906)
Loss per common share – Basic and Diluted	$(0.08)	$(0.08)

Note 6. Segments

The Company’s current continuing operations are comprised of one segment, Commercial Solutions.

The Commercial Solutions segment is comprised of BBT, ICC, WTP, Data Road and DBA. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

Note 7. Intangibles

Intangibles consisted of the following at December 31, 2007 and 2006:

	Average Remaining Useful Life (in Years)	December 31, 2007			December 31, 2006
		Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Long-term Contracts	0.00	$—	$—	$—	$390,000	$(292,500)	$97,500
Customer Relationships	11.17	1,577,000	(546,196)	1,030,804	907,000	(320,515)	586,485
Non-compete Agreement	6.83	193,000	(77,667)	115,333	103,000	(33,450)	69,550
Trade Names	5.58	408,000	(159,493)	248,507	328,000	(102,110)	225,890
Total		$2,178,000	$(783,356)	$1,394,644	$1,728,000	$(748,575)	$979,425

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Intangibles  – (continued)

Amortization expense was $395,502 and $307,949 in 2007 and 2006, respectively. Based on the Company’s amortizable intangible assets as of December 31, 2007, the Company expects related amortization expense for the next four fiscal years to approximate $432,352, $347,207, $260,547 and $194,092, respectively.

Note 8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006:

Balance at January 1, 2006	$16,100,483
DataRoad acquisition	$235,010
Contingent consideration – PDI	$800,004
Contingent consideration – DR	$525,574
Contingent consideration – ZCS	426,154
Balance at December 31, 2006	$18,087,225
Balance at January 1, 2007	$13,257,823
DBA acquisition	758,628
Data Road acquisition	104,584
Contingent consideration – Data Road	415,726
Balance at December 31, 2007	$14,536,761

In October 2007 and 2006 we performed our annual test for impairment of goodwill and concluded that no impairment charge was required for either year. In testing for impairment, the Company compared the carrying value of its operations, including goodwill, to the value of those operations based on management’s analysis of the relevant facts, including a third-party valuation.

Note 9. Assets and Liabilities Held for Sale and Discontinued Operations

In December 2007, management completed an analysis of our government segment and committed to a plan to sell PDI. This operation was determined to be incompatible with the future direction of the Company’s operations. PDI was sold on March 17, 2008. PDI represents a disposal group as defined in SFAS No. 144. Therefore the assets and liabilities as of December 31, 2007 have been presented as assets and liabilities held for sale. The assets and liabilities to be disposed of are as follows:

December 31, 2007
Other current assets	1,531,275
Property and equipment, net	250,501
Other assets	7,500
Goodwill	4,829,402
Assets held for sale	$6,618,678
Accounts payable	(30,629)
Accrued expenses	(491,410)
Other current liablilities	(37,349)
Note payable	(1,500,000)
Liabilities held for sale	$(2,059,388)

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Assets and Liabilities Held for Sale and Discontinued Operations  – (continued)

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Year Ended December 31,
	2007	2006
Revenue	$7,658,806	$8,602,186
Operating income before income taxes	378,009	661,057
Income from discontinued operations, net of taxes	$378,009	$661,057

Included in 2006 is a loss from discontinued operations of $69,098 from the December 2005 management plan to sell Delta Communications Group, Inc. (“Delta”). Delta was sold in March 2006 resulting in a loss on sale of discontinued operations of $56,299.

Note 10. Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

		December 31,
	Estimated Useful Life	2007	2006
Computer equipment	3 years	$1,299,918	$1,073,036
Computer software	3 years	244,583	433,410
Furniture and fixtures	5 years	207,132	153,309
Leasehold improvements	Lesser of lease term of life of asset	264,675	212,557
		2,016,308	1,872,312
Less Accumulated depreciation and amortization		(1,011,146)	(954,175)
Property and equipment, net		$1,005,162	$918,137

As of December 31, 2007 and 2006, property and equipment financed with capital leases had a cost of $75,757 and $75,757, respectively, and related accumulated depreciation of $25,616 and $26,616, respectively. Depreciation expense related to all property and equipment was $308,922 and $315,211 for the years ended December 31, 2007 and 2006, respectively.

Note 11. Restricted Common Stock

All of the shares of Common Stock issued by the Company in its acquisitions of operating units, as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2007, 486,000 out of 5,330,566 shares pursuant to the lock-up agreements had been released from the restrictions.

Note 12. Stock Option Activity

In November 2001, the Company implemented the Zanett, Inc. Incentive Stock Plan (the “Stock Plan”). The plan provides for the grant of incentive stock options, stock awards, stock appreciation rights and direct purchases of Common Stock (collectively “Stock Rights”). The Board of Directors and management of the Company believe that the grant of Stock Rights will be a significant factor in the Company's growth and its ability to attract, retain and motivate qualified employees, directors and consultants. The Stock Plan gives broad powers to the Board of Directors to administer or to appoint a committee to administer, interpret and

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option Activity  – (continued)

implement the Stock Plan, including authority to determine the terms and conditions for all grants of Stock Rights. The terms and conditions of each award are determined by a committee appointed by the Board of Directors of the Company. Under the plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of granted vesting share based payments is on a straight line basis over the requisite service period for the entire award.

On April 29, 2005, the Company's board of directors adopted an amended and restated Stock Plan, which increased the number of shares of the Common Stock issuable under the plan from 7,000,000 shares to 10,000,000 shares. The plan was approved by the Company’s shareholders at the annual meeting in June 2005.

During 2007 and 2006, the Company issued options to purchase 802,500 and3,214,000 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2007, 2,955,870 common shares were available for future issuance under the Stock Plan. During 2007, options to purchase 1,066,238 shares of Common Stock were forfeited or expired unexercised.

The fair value of the Company’s stock-based awards issued to employees in the year ended December 31, 2007 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55% and a risk-free rate of 4.62%.

In October 2006, November 2006, March 2007 and August 2007 the Company issued 3,866,500 options which vest only when the Company files a Annual Report on Form 10-K showing an annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Currently the Company has incurred no expense for these options, as the occurrence of this event becomes notable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of December 31, 2007 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	7,307,868	$2.11
Granted	802,500	$1.31
Exercised	—	—
Forfeited	(1,066,238)	2.05
Outstanding at December 31, 2007	7,044,130	$2.02	4.97	$1,882

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 were $1.31 and $1.52, respectively.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2007	4,019,855	$2.10
Granted	802,500	1.31
Vested	(284,951)	3.19
Forfeited	(837,586)	1.49
Non-vested at December 31, 2007	3,699,818	$1.59

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option Activity  – (continued)

At December 31, 2007, there was $564,210 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of four years. The total fair value of options vested in the year ended December 31, 2007 was zero.

The following tables present option activity and options outstanding and exercisable:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2006	7,158,409	$2.75
Granted to employees	2,464,000	1.28
Granted to directors	600,000	1.34
Granted to vendors	15,000	3.23
Exercised	—	—
Forfeited/expired	(3,064,541)	2.89
Outstanding, December 31, 2006	7,307,868	$2.11
Granted to employees	802,500	1.31
Granted to directors	0	0
Granted to vendors	0	0
Exercised	0	0
Forfeited/expired	(1,066,238)	2.05
Outstanding, December 31, 2007	7,044,130	$2.02

Options Outstanding

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Contractual Life Remaining (Yr)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.48 – $0.96	383,330	9.29	$0.94	21,330	$0.82
$1.25 – $1.91	2,985,966	8.62	1.34	164,466	1.43
$2.00	1,820,400	4.67	2.00	1,820,400	2.00
$2.02 – $2.50	313,536	6.02	2.34	313,536	2.34
$2.51 – $2.75	163,695	6.53	2.70	146,006	2.71
$3.03 – $3.50	703,953	7.50	3.29	325,859	3.34
$3.58 – $5.00	673,250	7.21	4.10	552,716	4.06
	7,044,130	7.23	$2.02	3,344,313	$2.50

Note 13. Stock Repurchase Plan

The board of directors of the Company authorized a Stock Repurchase Plan effective May 1, 2003 and extending through April 30, 2006, under which the Company may acquire up to 150,000 shares of its outstanding Common Stock. Under the Stock Repurchase Plan, the Company may conduct purchases through open market transactions in accordance with applicable securities laws. The number of shares purchased and the timing of any purchases will be based on a number of factors, including the market price of the Common Stock and market conditions, as evaluated by the Company's management. Repurchased shares will be used for general corporate purposes. As of December 31, 2007, the Company had cumulatively repurchased 59,658 shares at a cost of $179,015. No shares were repurchased in 2006 or 2007. These shares are included in Treasury stock on the accompanying consolidated balance sheets.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

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

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of December 31, 2007 the outstanding balance on this line was $2,300,000.

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

In 2007, the Company entered into a sub-lease arrangement for their New York City office with an entity related to the CEO of the Company. Rental income and an other current asset of $35,000 has been recognized through December 31, 2007 in connection with this arrangement.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprise all of the Company’s outstanding debt at December 31, 2007 and 2006 and are as follows:

Notes Payable	2007	2006
Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2009	$4,575,000	$4,575,000
Notes payable to principal shareholder, 15% interest, quarterly interest payments, matures March 15, 2009	1,500,000	1,500,000
Notes payable to financial institution, 15% interest, quarterly interest payments, matures July 2008	—	1,500,000
Notes payable to pincipal shareholder, 11% interest, quarterly interest payments, matures March 6, 2009	750,000	—
Total notes payable	$6,825,000	$7,575,000
Less: Current Portion	—	—
Long-term portion of notes payable	$6,825,000	$7,575,000

On March 15, 2007, the Company replaced the notes payable to a principal shareholder (see Note 16) of $4,575,000 and $1,500,000 ($6,075,000) for new notes which have identical terms except for an extension of the maturity date to March 15, 2009. As a result, the Company has reflected these notes payable as long-term in the accompanying consolidated balance sheet.

Scheduled maturities of notes payable outstanding at December 31, 2007 are as follows:

Year Ending December 31,	Notes Payable Outstanding
2008	—
2009	6,825,000
$6,825,000

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle that has an expiration date of December 21, 2009 (the “Loan Agreement”). Under that agreement, the bank provided a three-year, secured, revolving credit facility in the amount of $8,000,000. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at Prime or LIBOR plus 250 basis points. The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $178,825. These fees are classified as other assets in our balance sheet and will be amortized over the life of the loan. At December 31, 2007 the outstanding loan balance was $7,140,075 and available borrowings were $117,400. The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company is required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. The Company must maintain a senior debt ratio of not greater than 2.75 to 1.0 for the 12 month period ended September 30, 2007, and of not greater than 2.5 to 1.0 thereafter. The Company is also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the loan. As of December 31, 2007, the Company was not in compliance with the fixed charge coverage ratio and the senior funded debt to EBITDA ratio provided for in its credit agreement with LaSalle. The Company entered into discussions with LaSalle and, in March 2008, LaSalle waived all events of default under the credit agreement relating to non-compliance as of December 31, 2007.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements  – (continued)

On September 1, 2004, the Company entered into a credit agreement with Fifth Third Bank that expired in November 2006. Under that agreement, the bank provided a two year, secured, revolving credit facility in the initial amount of $5,000,000. In addition to the credit facility, the bank provided the Company with treasury and cash management services. Borrowings under the credit agreement bore interest based at Prime plus 2% payable monthly in arrears. The facility was secured by a first lien on all of the Company’s assets. Availability was calculated using a borrowing-base formula consisting of 75% of eligible accounts receivable plus 90% of unrestricted cash on hand. This facility expired by its terms.

The Company has borrowings under their revolving line of credits of $7,140,075 and $6,219,710 to LaSalle National Bank as of December 31, 2007 and 2006, respectively, which were reflected as current liabilities on the balance sheet. The LaSalle note is reflected as short term based upon certain terms of the agreement in accordance with Emerging Issues Task Force No. 95-22.

Renewable Unsecured Subordinated debt

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through December 31, 2007, the Company has issued $2,121,672 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of December 31, 2007:

	Original Term	Principal Amount	Percentage	Weighted Average Rate
Renewable unsecured subordinated notes	3 months	$17,302	0.82%	7.25%
	6 months	4,254	0.20%	6.94%
	1 year	328,366	15.48%	9.82%
	2 years	350,658	16.53%	11.27%
	3 years	1,188,042	56.00%	9.95%
	4 years	126,000	5.94%	7.75%
	5 years	25,000	1.18%	8.67%
	10 years	82,050	3.87%	8.85%
Total		$2,121,672	100.00%	9.93%
Less current portion of notes payable:		(1,340,888)
Long-term portion		$780,784

The Company made interest payments on the above mentioned unsecured notes during the year ended December 31, 2007 and 2006, in the amounts of $135,695 and $140,679 respectively.

Note 16. Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Employee compensation and commissions	1,195,556	2,001,641
Transactions costs related to acquisitions	—	10,000
Professional fees	219,175	198,641
Sales taxes	22,591	10,908
Accrued recruitment fees	—	44,837
Interest payable	417,584	372,536
Contractors fees	454,034	278,648
Other	204,679	105,102
Total accrued expenses	2,513,619	3,022,313

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Employee Benefit Plans

Each of our operating companies have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the “Plans”) and cover all employees of the respective subsidiaries meeting certain service and age requirements. In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Company. The maximum matching contributions range from 50% of the first 4% to 10% of an employee’s annual wages. The amount contributed to the Plans by the Company subsequent to each acquisition by the Company was approximately $536,009 and 503,786 for the years ended December 31, 2007 and 2006, respectively.

Note 18. Commitments and Contingencies

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2014. Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2007 future minimum lease payments under these non-cancelable operating leases are as follows:

Year Ending	Operating Leases
December 31,
2008	831,777
2009	658,043
2010	552,993
2011	378,770
2012	330,000
Thereafter	660,000
$3,411,583

Total rent expense under all leases was $822,270 and $684,845 for the years ended December 31, 2007 and 2006, respectively.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 19. Concentration of Credit Risk

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

For the year ended December 31, 2007, the Company had one customer that accounted for approximately 7%of total revenues. For the year ended December 31, 2006, the Company had one customer that accounted for approximately 8% of revenues.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2007	2006
Federal:
Current	$—	$—
Deferred	(59,376)	(5,617)
	$(59,376)	$(5,617)
State and local:
Current	$8,100	$96,456
Deferred	(8,482)	(802)
	$(382)	$95,654
Provision	$(59,758)	$90,037

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate to the reported income tax provision for (benefit from) is as follows:

	2007	2006
Provision for Income taxes at federal rate	$(1,001,860)	$(798,896)
State & Local income taxes, net of federal benefit	(12,469)	62,174
Meals and entertainment	42,947	38,882
Expiration of capital loss carryforward	595,953	—
Federal valuation allowance	421,173	786,404
Other	(105,802)	1,473
Total	$(59,788)	$90,037

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liabilities as of December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
Net operating loss carryforwards and AMT credit	$1,544,891	$756,180
Capital losses in excess of capital gains	—	595,953
Reserves and other accruals	338,857	374,649
Stock based compensation	3,820,592	3,647,986
Tax/book basis difference in assets	(132,254)	(291,713)
Total deferred tax assets	$5,572,086	$5,083,055
Less: Valuation allowance	(5,821,894)	(5,400,721)
Net deferred tax liability	$(249,808)	$(317,666)

As of December 31, 2007 and 2006, the Company has net operating loss (“NOL”) carryforwards of approximately $3,840,515 and $1,806,117, respectively, for tax purposes. These loss carryforwards are available to offset future taxable income in various years through 2027.

As the Company has sustained significant cumulative losses and it is uncertain as to whether the Company will realize taxable income, management has established a valuation allowance to offset the deferred tax

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes  – (continued)

assets. The valuation allowance was increased from $5,400,721 at December 31, 2006 to $5,821,894 at December 31, 2007 and included all current and non-current deferred tax assets.

Note 21. Supplemental Non-Cash Disclosures to the Statements of Cash Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2007 and 2006:

	2007	2006
Issuance of Common Stock in connection with acquisitions	$977,638	$1,922,940
Surrender of Common Stock in connection with acquisitions	—	(376,586)

Note 22. Subsequent Events

In March 2008, the Company sold the outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8,775,000 with a holdback amount of $875,000 due March 17, 2009. With these proceeds the Company was able to pay down $3,000,000 in related party debt and approximately $5,000,000 of short term debt. This will provide working capital availability of over $3,300,000. The Company expects to recognize a gain on this transaction of approximately $.08 per share in the first quarter of 2008. The LaSalle line of credit was amended on March 18, 2008 at the time of the sale of PDI. This amendment reduced borrowings to 60% of eligible accounts receivable, up to a maximum of $5 million. The Company paid down $5,700,000 at the time of the amendment. At March 24, 2008 the outstanding balance was $1,747,000, and available borrowings were $2,637,000.