Form 10-Q
period 2008-03-31
ZANETT INC
filed 2008-05-15
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at May 15, 2008
Common stock $.001 Par Value	30,434,024

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,706	$1,261,065
Accounts receivable net of allowance for doubtful accounts of $40,039 and $106,843, respectively	8,521,457	7,531,980
Income tax receivable	80,853	132,364
Unbilled revenue	274,343	406,452
Prepaid expenses	254,963	270,672
Customer deposits	535,000	643,188
Other current assets	329,125	258,547
Assets held for sale	-	6,618,678
Total current assets	10,092,447	17,122,946
Property and equipment, net	1,009,829	1,005,162
Goodwill	15,149,341	14,538,761
Other intangibles, net	1,286,555	1,394,644
Other assets	390,916	427,929
Total assets	$27,929,088	$34,489,442
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,312,118	$2,117,931
Accrued expenses	3,912,108	2,513,619
Short-term debt	2,151,670	7,140,075
Short-term debt-related party	2,300,000	2,300,000
Short-term renewable unsecured subordinated debt	1,548,494	1,340,888
Other current liabilities	605,977	679,978
Deferred revenue	807,287	984,697
Deferred income taxes	21,924	19,359
Capital lease obligations	8,178	8,200
Liabilities held for sale	-	2,059,388
Total current liabilities	12,667,756	19,164,135
Long-term notes payable-related party	5,325,000	6,825,000
Long term renewable unsecured subordinated debt	639,178	780,784
Other non-current liabilities	436,000	472,000
Deferred rent expense	67,301	66,401
Deferred income taxes	218,295	230,449
Total liabilities	19,353,530	27,538,769
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 30,434,024 and 29,925,206 shares issued and outstanding, respectively	30,434	29,925
Additional paid-in capital	31,567,965	31,203,565
Treasury stock, at cost; 59,658 shares	(179,015)	(179,015)
Accumulated deficit	(22,843,826)	(24,103,802)
Total stockholders' equity	8,575,558	6,950,673
Total liabilities and stockholders' equity	$27,929,088	$34,489,442

The accompanying notes are an integral part of these condensed consolidated financial statements

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2008	2007
Revenue	$12,381,092	$9,957,027
Operating expenses:
Cost of revenue	8,517,779	7,322,007
Selling and marketing	1,329,042	1,222,618
General and administrative	2,431,909	1,871,859
Total operating expenses	12,278,730	10,416,484
Operating income/(loss)	102,362	(459,457)
Other income/ (expense):
Interest income	44	153
Interest expense	(447,482)	(403,667)
Total other expense	(447,438)	(403,514)
Loss from continuing operations before income taxes	(345,076)	(862,971)

Income tax provision	41,942	9,774

Loss from continuing operations after taxes	$(387,018)	$(872,745)
(Loss)/income from discontinued operations, net of taxes	$(285,919)	$97,084

Gain on sale of discontinued operations	1,932,913	-
Net income/(loss)	$1,259,976	$(775,661)
Basic and diluted income/(loss) per share:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	$0.05	$-
Net income/(loss) per common share to common stockholders (basic and diluted)	$0.04	$(0.03)

Weighted average shares outstanding - basic and diluted	30,111,773	29,798,178

The accompanying notes are an integral part of these condensed financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$1,259,976	$(775,661)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	228,769	242,595
Stock based compensation and services	59,619	147,004
Gain on sale of discontinued operations	(1,932,913)	-
Changes in:
Accounts receivable	(71,537)	688,392
Unbilled revenue	(382,967)	(332,666)
Prepaid expenses and other current assets	(47,183)	(33,037)
Other assets	37,013	-
Accrued expenses	1,030,400	40,657
Accounts payable	(827,178)	118,381
Other current liabilities	-	(248,388)
Income taxes payable	8,752	(37,772)
Deferred revenue	(154,373)	(316,555)
Deferred rent expense	900	(5,433)
Deferred income taxes	(9,589)	-
Net cash used in operating activities	(800,311)	(512,483)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(662,562)
Cash paid for contingent consideration related to acquisitions	(415,291)	(243,780)
Additions to property and equipment	(119,088)	(76,511)
Cash received from sale of discontinued operations	8,092,758	-
Net cash provided by (used in) investing activities	7,558,379	(982,853)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	-	3,200,000
Repayment of notes payable to related party	(3,000,000)	-
Repayment of short term borrowings	(4,988,405)	-
Payments for debt issuance costs	-	(8,412)
Payments for redemptions of unsecured notes	66,000	(134,928)
Proceeds from short term borrowings	-	(778,170)
Capital lease payments	(22)	(6,306)
Net cash (used in) provided by financing activities	(7,922,427)	2,272,184
Net increase (decrease) in cash and cash equivalents	(1,164,359)	776,848
Cash and cash equivalents, beginning of period	1,261,065	622,182
Cash and cash equivalents, end of period	96,706	$1,399,030
Supplemental cash flow information:
Income taxes paid	18,812	$64,543
Interest paid	$384,734	$378,102
Non-cash financing activity:
Shares issued for contingent consideration	508,818	-
Shares issued for acquisition	-	471,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of Zanett, Inc. (the "Company") financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007 which are contained in the Company's Annual Report on Form 10-K. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

As of March 31, 2008, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

On March 14, 2008, the Company entered into Stock Purchase Agreement (the "Agreement") with KOR Electronics ("KOR") and Paragon Dynamics, Inc. ("PDI"), a wholly owned subsidiary of the Company. The Agreement provided for the sale by the Company to KOR of all the issued and outstanding stock of PDI. The transaction closed (the "Closing") on March 18, 2008 (the "Closing Date"). The Company acquired PDI on January 31, 2003. Based in Denver, Colorado, PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts.

The Agreement provided for a purchase price of $8,875,000 in cash, plus certain working capital adjustments. The initial working capital adjustment was $715,175, which was adjusted to $566,691 for a total aggregate purchase consideration of $9,441,691, including the working capital adjustment. Of that amount, $887,500 (the "Holdback Amount") was held back by KOR to secure the Company's indemnification obligations. On the Closing Date, KOR paid the Company $8,554,191, adjusted for working capital adjustment. Total proceeds net of transaction expense were $8,092,758. The Holdback Amount of $887,500, less any deductions made for indemnity claims, will be paid to the Company on the one year anniversary of the Closing Date.

KOR's obligation to pay the Holdback Amount is secured by a security interest in PDI's assets pursuant to a Security Agreement entered into by the Company, KOR and PDI in connection with the Closing. The Company's security interest in PDI's assets is subordinate to KOR's senior indebtedness.

As a condition to Closing, a portion of the proceeds of the sale of PDI was used to completely pay off the $1.5 million Amended and Restated Promissory Note bearing a 15% coupon issued by PDI to Emral Holdings dated March 15, 2007. A portion of the proceeds were used to completely pay off $1.5 million in promissory notes bearing a 15% coupon issued by the Company to Bruno Guazzoni, a related party, and to pay certain expenses of the Company incurred in connection with this transaction. The remaining balance was used to pay down a portion of the Company's borrowings under its loan facility with LaSalle Bank National Association ("LaSalle").

Note 2. Organization and Business

The Company is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company provides commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia.

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

Liquidity

During the quarter ended March 31, 2008, the Company incurred a loss from continuing operations of $387,018 and cash outflows used in operations of approximately $800,311. As of March 31, 2008, the Company had an excess of current liabilities compared to current assets of $2.6 million. As of March 31, 2008, our revolving line of credit with LaSalle had a balance of $2.2 million with available borrowings of $2.8 million. In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of March 31, 2008, this line of credit had a balance of $2.3 million. In addition to these lines of credit the Company had a cash balance at March 31, 2008 of $96,706. The Company believes that based on its 2008 forecast the existing cash balance together with the line from the principal shareholder and the LaSalle line of credit will be adequate to fund the Company’s 2008 cash flow requirements.

Note 3. Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock−Based Compensation.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the three months ended March 31, 2008 and 2007, the Company recorded stock−based compensation expense for employee related stock options of $43,069 and $99,329, respectively.

The Company’s Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The plan provides for the granting of stock options, stock appreciation rights, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by the Company’s Executive Committee, which is comprised of certain directors and officers of the Company. Under the plan, the Executive Committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of graded vesting share based payments is on a straight line basis over the requisite service period for the entire award.

As of March 31, 2008, the Company has issued and has outstanding, 2,434,500 options which vest only when the Company files an annual report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of March 31, 2008 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	7,044,130	$2.02
Granted	-	$-
Exercised	-	-
Forfeited	(1,149,616)	1.99

Outstanding at March 31, 2008	5,894,514	$2.03	$6.23	$-

Exercisable at March 31, 2008	3,178,397	$2.49	$4.12	$-

The weighted average grant-date fair value of options granted during the first quarter of 2007 was $1.66. There were no options granted during the first quarter of 2008.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2007	3,699,817	1.59
Granted	-	-
Vested	(41,000)	3.23
Forfeited	(942,700)	1.80

Non-vested at March 31, 2008	2,716,117	1.49

At March 31, 2008, there was $264,000 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the three months ended March 31, 2008 was zero.

Note 4. Acquisitions

The DBA Group

On March 6, 2007, ZCS completed the acquisition of all of the issued and outstanding capital stock of DBA from the shareholders of DBA (the "DBA Shareholders”).

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

The DBA shareholders received aggregate contingent consideration of $305,290 in cash and 508,818 shares of stock for the one year performance period beginning February 1, 2007 and ending January 31, 2008 based upon DBA attaining specific earning and revenue targets for that period. For shares issued with the contingent consideration, the value was based on the average closing price of the Common Stock for the three trading days, immediately before and after January 31, 2008. The shares and payments are included in goodwill.

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

For accounting purposes, the Company has recorded all of the DBA transaction consideration at its fair value. For shares issued with the initial consideration, the value was based on the average closing price of the Common Stock for the three trading days, immediately before and after March 6, 2007, which was the date the transaction was announced. Contingent consideration will be recorded by the Company if DBA’s achievement of adjusted income and revenue targets is satisfied beyond a reasonable doubt.

The following table sets forth the components of the purchase price paid to date:

Cash paid	$750,000
Common stock issued	750,000
Costs incurred related to acquisition	47,421
Deferred purchase consideration	610,580

Total purchase price	$2,158,001

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

Current assets	$419,893
Property and equipment	40,854
Intangible assets	899,000
Liabilities assumed, current	(570,954)
Fair value of net liabilities assumed	788,793
Goodwill	$1,369,208

Note 5. Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of DBA had occurred on January 1, 2007. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1 or indicative of results that may occur in the future.

Three months ended March 31,
2007
(unaudited)
Pro forma results:
Revenues	$10,556,515
Loss from continuing Operations	(35,600)
Loss per common share
- Basic and Diluted	$(0.00)

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at March 31, 2008 and December 31, 2007:

		March 31, 2008 (unaudited)			December 31, 2007
	Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value

Customer Relationships	1.98	1,577,000	(626,479)	950,521	1,577,000	(546,196)	1,030,804

Non-compete Agreement	2.03	193,000	(90,128)	102,872	193,000	(77,667)	115,333

Trade Names	2.54	408,000	(174,838)	233,162	408,000	(159,493)	248,507
Total		$2,178,000	$(891,445)	$1,286,555	$2,178,000	$(783,356)	$1,394,644

Amortization expense was $108,089 and $84,514 for the three months ended March 31, 2008 and 2007, respectively. Based on the Company’s amortizable intangible assets as of March 31, 2008, the Company expects related amortization expense for the remainder of 2008 and the four succeeding fiscal years to approximate $324,225, $347,207, $260,547, $194,092 and $40,450.

Goodwill during the first quarter of 2008 was at $15,149,341. Goodwill increased by $610,580 as a result of the DBA acquisition. Recorded goodwill is not amortized and no impairment losses have been recognized during the three month period ended March 31, 2008. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7. Related Party Transactions

On March 15, 2007, the Company replaced notes totaling $6,075,000 payable to Bruno Guazzoni, the uncle of the Company’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.2% of the Company’s outstanding Common Stock, with new notes which have identical terms to the old notes except for extended maturity dates. The Company had previously extended the maturity dates on these promissory notes in March 2006. Promissory notes in the amounts of $3,075,000 and $1,500,000 originally due on October 31, 2006 were replaced with new notes with identical terms due March 15, 2009. These notes bear interest at an annual rate of 11%. The Company also replaced a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni with a new note with identical terms due March 1, 2009. This note requires quarterly cash interest payments at the rate of 15% per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes were replaced with new notes with identical terms maturing on March 1, 2009. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. On March 18, 2008 a portion of the proceeds of the sale of PDI were used to completely pay off $1.5 million in promissory notes bearing a 15% annual rate issued to the Company by Bruno Guazzoni.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of March 31, 2008 the outstanding balance on this line was $2,300,000.

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

In 2007, the Company entered into a sub-lease arrangement for their New York City office with an entity related to the CEO of the Company. Rental income of $8,500 for the three months ended March 31, 2008 and an other current asset of $43,500 has been recognized through March 31, 2008 in connection with this arrangement.

Note 8. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit quality. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and creditworthiness of its customers, which principally are large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the three months ended March 31, 2008, the Company had one customer that accounted for 11% of total revenue. For the three months ended March 31, 2007, the Company had one customer that accounted for 9% of total revenue.

At March 31, 2008, the Company had one customer account that accounted for 15% of accounts receivable. At March 31, 2007, the Company had one customer that accounted for 7% of accounts receivable.

Note 9. Notes Payable, Revolving Credit Facility and Subordinated Debt
Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company’s outstanding debt at March 31, 2008 are as follows:

March 31, 2008
(unaudited)
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2009	$4,575,000
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 6, 2009	750,000

Total notes payable	$5,325,000
Less: Current Portion	-
Long-term portion of notes payable	$5,325,000

The Company recognized interest expense on the above mentioned notes payable to a related party during the first quarters of 2008 and 2007 in the amounts of $146,438 and $132,688, respectively.

Revolving Credit Facility

On March 18, 2008, the Company entered into a Third Amendment and Modification to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with LaSalle. The Amendment amends certain terms of the Loan and Security Agreement (the “Loan Agreement”) dated December 21, 2006 between LaSalle and the Company, PDI and ZCS the Borrowers, as amended by that certain First Amendment and Modification to Loan and Security Agreement and Other Loan Documents dated May 31, 2007 and that certain Second Amendment and Modification to Loan and Security Agreement dated November 14, 2007. The Amendment was consummated concurrently with the consummation of the sale by the Company of PDI to KOR.

The Amendment modifies the fixed charge coverage ratio test and the senior debt ratio test required by the Loan Agreement. As amended, the Loan Agreement requires the Company and ZCS to maintain a fixed charge coverage ratio of not less than 0.35 to 1.0 for the twelve-month period ended December 31, 2007, and 1.10 to 1.0 for the three-month period ending March 31, 2008, the six-month period ending June 30, 2008, the nine-month period ending June 30, 2008, the nine-month period ending September 30, 2008, the twelve-month period ending December 31, 2008, and each twelve-month period ending on the last day of each fiscal quarter thereafter.

As amended, the Loan Agreement also requires the Borrowers to maintain a senior debt ratio of not greater than 2.5 to 1.0 for the twelve-month period ended December 31, 2007, the three-month period ending March 31, 2008, the six-month period ending June 30, 2008, the nine-month period ending September 30, 2008, the twelve-month period ending December 31, 2008 and each twelve-month period ending on the last day of each fiscal quarter thereafter.

The Borrowers are also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000.

The Amendment released and removed PDI as a borrower under the Loan Agreement and the related loan documents, and removed PDI’s collateral as security for the obligations under the Loan Agreement. The amendment also releases PDI from its obligations under the Continuing Unconditional Guaranty it executed in connection with the Loan Agreement.

The Company has borrowings under their revolving line of credit of $2,151,670 to LaSalle National Bank as of March 31, 2008, which were reflected as current liabilities on the balance sheet. The LaSalle note is reflected as short term based upon certain terms of the agreement in accordance with Emerging Issues Task Force No.95-22.

Renewable unsecured subordinated debt
In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through March 31, 2008, the Company has issued $2,187,672 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of March 31, 2008:

		(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$71,545	3.27%	7.62%
subordinated notes	6 months	25,323	1.16%	8.20%
	1 year	287,375	13.14%	10.53%
	2 years	393,158	17.97%	11.30%
	3 years	1,177,221	53.81%	10.10%
	4 years	126,000	5.76%	7.75%
	5 years	25,000	1.14%	8.67%
	10 years	82,050	3.75%	8.85%
Total		$2,187,672	100.00%	10.07%
Less current portion of notes payable		(1,548,494)
Long-term portion		639,178

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the first quarters of 2008 and 2007 in the amounts of $55,406 and $49,102, respectively.

Note 10. Discontinued Operations

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Three months ended March 31,
	(unaudited)
	2008	2007
Revenue	$1,602,575	$1,999,675

Operating gain before income taxes	(285,919)	113,060
Income tax expense	-	(15,976)
Income from discontinued operations, net of taxes	$(285,919)	$97,084

Note 11. Recent Accounting Pronouncements

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett, Inc. ("Zanett" or the "Company") and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Please see Item 1A of the Company’s Form 10-K for the year ended December 31, 2007 for a discussion of important risk factors that relate to the forward looking statements in this report. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007, as amended, as filed with the Securities and Exchange Commission.

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. Its overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

Three months ended March 31, 2008 versus 2007

In the first quarter ended March 31, 2008, we generated revenues of $12,381,092, an increase of 24% over the $9,957,027 generated in the first quarter of 2007. This increase was attributable partly to an additional $460,000 contribution from the inclusion of the DBA Group, Inc. for the full quarter in 2008 as compared to one month in 2007. The additional $2.0 million or 20% was attributable to organic growth for the quarter. This organic growth was a direct result of the alignment in the beginning of 2007 which has enabled us to expand our national practice expertise. We believe the alignment of the different Oracle platforms will drive future efficiencies, improve our bill rates and better position us for future growth.

While revenue increased 24%, costs of revenues increased 16% from the comparable prior year period primarily due increased revenue in the first quarter of 2008 from the first quarter of 2007.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we increased our marketing activities, which resulted in a 9% increase in our selling and marketing expense to $1,329,042 for the quarter ended March 31, 2008, as compared with $1,222,618 during the quarter ended March 31, 2007. This increase in costs is related to additional salespeople and expenses incurred in connection with trade shows and conferences.

General and administrative expenses for the first quarter of 2008 were $2,431,909 as compared to $1,871,859 in the first quarter of 2007, representing an increase of $560,050, or 30%. This increase is a result of one-time expenses incurred at the corporate level, related to the sale of PDI.

	2008	2007
General and administrative expenses	$2,431,909	$1,871,859
Nonrecurring expenses related to the sale of discontinued operations	(600,000)	-
General and administrative expenses after effect for nonrecurring expenses	$1,831,909	$1,871,859

Without these expenses which are nonrecurring we would have had administrative expenses of $1,831,909 or a reduction of $39,950 or 2%.

For the reasons discussed above, our operating income in the first quarter of 2008 was $102,362, compared to our operating loss of $459,457 in the comparable prior year period.

Included in operating income of $102,362 are one-time expenses incurred at the corporate level of $600,000, related but not offset against the gain from the sale of PDI. Without these expenses we would have had operating income of $702,362.

	2008	2007
Operating income (loss)	$102,362	$(459,457)
Nonrecurring expenses related to the sale of discontinued operations	600,000	-
Operating income after effect on nonrecurring expenses	$702,362	$(459,457)

General and administrative expenses after effect for nonrecurring expenses and operating income after effect on nonrecurring expenses are non-GAAP performance measures and are not intended to be regarded as an alternative to or more meaningful than GAAP performance measures. Zanett's management believes the presentation of these non-GAAP performance measures provide useful information to Zanett's investors regarding Zanett's financial condition and result of operations as they reflect how the operations of the Company are performing and the Company's expenses independent of non-recurring expensed.

On a consolidated basis, the effect of the increases and decreases in revenue and the components of operating expenses discussed above resulted in operating loss from continuing operations of $345,076 for the quarter ended March 31, 2008 compared to an operating loss of $862,971 for the comparable period last year. This decrease in operating loss from continuing operations for the period was due largely to the increase in revenue which was partially offset by an increase in general and administrative costs.

Net interest expense increased $43,924, or 11%, to $ 447,438 in the quarter ended March 31, 2008 from $403,514 in the quarter ended March 31, 2007. This resulted from an increase in working capital borrowings. As a result of the PDI transaction we will expect that interest expense will decrease in the upcoming quarters.

In the first quarter of 2008, we recorded an income tax provision of $41,942 versus a provision of $9,774 in the same quarter last year.

Loss from the discontinued operations of PDI net of tax was $285,919 for the three months ended March 31, 2008. In addition, we recorded a $1,932,913 gain on the sale of PDI in the quarter ended March 31, 2008. The Company tax basis exceeds the gain and therefore there is no tax effect. PDI was classified as a discontinued operation in the fourth quarter of 2007 and sold in the first quarter of 2008.

As a result of the above, for the quarter ended March 31, 2008, we reported a net gain of $1,259,976 compared to a net loss of $775,661 for the quarter ended March 31, 2007.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2007, during the first three months of 2008. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2008 we had cash and cash equivalents of $96,706, representing a decrease of $1,164,359 from the December 31, 2007 year-end balance of $1,261,065. This decrease was a result of paying down our loan balances.

Cash used in operating activities was $800,311 for the three months ended March 31, 2008 compared to cash used in operating activities of $512,483 for the same period last year. This was primarily due to an increase in accrued expenses resulting from the PDI transaction, which more than offset the decline in accounts payable.

Cash provided in investing activities was $7,558,379 for the quarter ended March 31, 2008 compared to a cash outflow of $982,853 for the corresponding period in 2007. The 2008 inflow primarily reflected proceeds of $8,092,758 for the PDI acquisition, additions to property and equipment as well as $415,291 of contingent consideration paid in 2008.

Cash used in financing activities for the three months ended March 31, 2008 was $7,922,427 versus cash provided of $2,272,184 for the same period in 2007. This activity in 2008 included approximately $8,000,000 of loan pay downs resulting from the March PDI transaction.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. As a result of the previous plan, as of March 31, 2008, we have previously repurchased a total of 59,658 shares of common stock. These shares are reflected as treasury stock on the balance sheet. In the quarter ended March 31, 2008 no shares were repurchased.

Recent Accounting Pronouncements

See Note 13 to the Condensed Financial Statements included elsewhere in this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of the Company’s disclosure controls and procedures were effective.

During the first fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company’s internal control over financial reporting

PART 2 OTHER INFORMATION

Item 6 - Exhibits

3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
4.1(2)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
2.1(3)	Stock Purchase Agreement, dated as of March 12, 2008, by and among KOR Electronics, Paragon Dynamics, Inc. and Zanett, Inc.
10.1(3)
Third Amendment and Modification to Loan and Security Agreement dated March 18, 2007 by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc., and Paragon Dynamics, Inc.

31.1(4)	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a)
31.2(4)	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a)/15d(a)
32.1(5)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(5)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on March 24, 2008.
(4)	Filed herewith.
(5)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: May 15, 2008	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2008	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief Financial Officer (Principal Accounting and Financial Officer)