Form 10-Q
period 2008-06-30
ZANETT INC
filed 2008-08-14
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

CLASS	Outstanding at August 14, 2008
Common stock $.004 Par Value	7,608,506

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Zanett, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$382,599	$1,261,065
Accounts receivable net of allowance for doubtful accounts of $83,424 and $106,843, respectively	7,866,258	7,531,980
Income tax receivable	53,546	132,364
Unbilled revenue	203,660	406,452
Prepaid expenses	363,526	270,672
Customer deposits	535,000	643,188
Other current assets	257,929	258,547
Assets held for sale	-	6,618,678
Total current assets	9,662,518	17,122,946
Property and equipment, net	1,053,433	1,005,162
Goodwill	15,149,341	14,538,761
Other intangibles, net	1,178,467	1,394,644
Other assets	357,169	427,929
Total assets	$27,400,928	$34,489,442
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,645,683	$2,117,931
Accrued expenses	3,235,420	2,513,619
Short-term debt	2,136,726	7,140,075
Short-term debt-related party	1,778,000	2,300,000
Short-term renewable unsecured subordinated debt	1,683,986	1,340,888
Other current liabilities	1,010,027	679,978
Deferred revenue	881,806	984,697
Deferred income taxes	24,489	19,359
Capital lease obligations	8,173	8,200
Liabilities held for sale	-	2,059,388
Total current liabilities	12,404,310	19,164,135
Long-term notes payable-related party	5,325,000	6,825,000
Long term renewable unsecured subordinated debt	738,893	780,784
Other non-current liabilities	-	472,000
Deferred rent expense	66,401	66,401
Deferred income taxes	206,141	230,449
Total liabilities	18,740,745	27,538,769
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.004 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.004 par value; 12,500,000 shares authorized; 7,608,506 and 7,449,545 shares issued and outstanding, respectively	30,432	29,925
Additional paid-in capital	31,626,316	31,203,565
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(22,817,550)	(24,103,802)
Total stockholders' equity	8,660,183	6,950,673
Total liabilities and stockholders' equity	27,400,928	$34,489,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$11,856,734	$10,471,473	$24,237,826	$20,428,501
Operating expenses:
Costs of revenues	8,236,366	7,475,637	16,754,144	14,797,644
Selling and marketing	1,477,740	1,403,922	2,806,783	2,626,541
General and administrative	1,752,340	1,834,671	4,184,249	3,678,723
Total operating expenses	11,466,446	10,714,230	23,745,176	21,102,908
Operating income/(loss)	390,288	(242,757)	492,650	(674,407)

Other income/(expense):
Interest income	10,098	343	10,142	382
Interest expense	(356,221)	(480,241)	(803,703)	(883,908)
Total other expense	(346,123)	(479,898)	(793,561)	(883,526)
Income(loss) from continuing operations before income taxes	44,165	(722,655)	(300,911)	(1,557,933)

Income tax provision	(17,834)	-	(59,776)	(9,775)
Income (loss) from continuing operations after taxes	26,331	(722,655)	(360,687)	(1,567,708)
Income from discontinued operations, net of taxes	-	161,644	(285,919)	230,922

Gain on sale of discontinued operations	-	-	1,932,913	-

Net income/(loss)	$26,331	$(561,011)	$1,286,307	$(1,336,786)
Basic and Diluted income (loss) per share:

Continuing operations	$0.00	$(0.10)	$(0.05)	$(0.22)
Discontinued operations	$0.00	$0.02	$0.22	$0.04
Net income (loss) per common share to common shareholders (basic and diluted)	$0.00	$(0.08)	$0.17	$(0.18)
Weighted average shares outstanding – basic and diluted	7,608,506	7,449,545	7,567,968	7,449,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$1,286,307	$(1,336,786)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	433,511	392,024
Stock based compensation and services	117,975	255,141
Gain on sale	(1,932,913)
Deferred income taxes	(19,178)	-
Changes in:
Accounts receivable	583,662	(778,669)
Unbilled revenue	(312,285)	(136,740)
Prepaid expenses and other current assets	(84,552)	(142,920)
Other assets	70,760	106,444
Accrued expenses	499,828	24,698
Accounts payable	(493,613)	400,054
Other current liabilities	-	(208,454)
Income taxes receivable	36,059	-
Income taxes payable	-	(55,911)
Deferred revenue	(79,854)	(227,126)
Deferred rent expense	-	(10,867)
Net cash provided by (used) in operating activities	105,707	(1,719,112)
Cash flows from investing activities:
Cash received from sale of discounted operations	7,946,297	-
Cash paid for acquisition, net of cash acquired	-	(821,069)
Cash paid for contingent consideration related to acquisitions	(439,291)	(605,728)
Additions to property and equipment	(267,015)	(311,457)
Net cash provided by (used) in investing activities	7,239,991	(1,738,254)
Cash flows from financing activities:
Repayment of short term borrowings	(5,003,349)	3,750,000
Payments for debt issuance costs	-	(58,567)
Repayment of notes payable to related party	(3,522,000)	(328,751)
Issuance of unsecured notes	301,207	(112,967)
Capital lease payments	(22)	(12,151)
Net cash (used) in provided by financing activities	(8,224,164)	3,237,564
Net decrease in cash and cash equivalents	(878,466)	(219,802)
Cash and cash equivalents, beginning of period	1,261,065	622,182
Cash and cash equivalents, end of period	$382,599	$402,380
Supplemental cash flow information:
Income taxes paid	$18,928	$100,690
Interest paid	$802,016	$740,349
Non-cash financing activity:
Shares issued for contingent consideration	$127,205	$-
Shares issued for acquisition	-	$115,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Zanett, Inc. (the “Company”) at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007 which are contained in the Company's Annual Report on Form 10-K. The results for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

As of June 30, 2008, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Agreement provided for a purchase price of $8,875,000 in cash, plus certain working capital adjustments. The initial working capital adjustment was $715,175, which was adjusted to $566,691 for a total aggregate purchase consideration of $9,441,691, including the working capital adjustment. Of that amount, $887,500 (the "Holdback Amount") was held back by KOR to secure the Company's indemnification obligations. On the Closing Date, KOR paid the Company $8,554,191, adjusted for the working capital adjustment. Total proceeds net of transaction expenses were $8,092,758. The Holdback Amount of $887,500, less any deductions made for indemnity claims, will be paid to the Company on the one year anniversary of the Closing Date.

KOR's obligation to pay the Holdback Amount is secured by a security interest in PDI's assets pursuant to a Security Agreement entered into by the Company, KOR and PDI in connection with the Closing. The Company's security interest in PDI's assets is subordinate to KOR's senior indebtedness.

As a condition to Closing, a portion of the proceeds of the sale of PDI was used to completely pay off the $1.5 million Amended and Restated Promissory Note bearing a 15% coupon issued by PDI to Emral Holdings dated March 15, 2007. Another portion of the proceeds was used to completely pay off $1.5 million in promissory notes bearing a 15% coupon issued by the Company to Bruno Guazzoni, a related party, and to pay certain expenses of the Company incurred in connection with this transaction. The remaining balance was used to pay down a portion of the Company's borrowings under its loan facility with LaSalle Bank National Association ("LaSalle").

On June 30, 2008, the Company effected a reverse stock split pursuant to which each four outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.004 (the “Reverse Stock Split”). All of the share number, stock prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2. Organization and Business

The Company is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

Prior to December 30, 2005, the Company provided commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia.

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

Liquidity

During the six months ended June 30, 2008, the Company incurred a loss from continuing operations of $300,911. As of June 30, 2008, the Company had an excess of current liabilities compared to current assets of $2.7 million. As of June 30, 2008, our revolving line of credit with LaSalle had an outstanding balance of $2.1 million with available borrowings of $2.3 million. In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of June 30, 2008, this line of credit had a balance of $1.8 million. In addition to these lines of credit the Company had an outstanding cash balance at June 30, 2008 of $382,559. The Company believes, based on its 2008 forecast, that the existing cash balance together with the line from the principal shareholder and the LaSalle line of credit will be adequate to fund the Company’s 2008 cash flow requirements.

Note 3. Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock−Based Compensation.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the six months ended June 30, 2008 and 2007, the Company recorded stock−based compensation expense for employee related stock options of $84,874 and $196,432, respectively.

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

As of June 30, 2008, the Company has issued and outstanding, 608,625 options which vest only when the Company files an Annual Report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire after five years from the date of grant. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of June 30, 2008 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,761,033	$8.08
Granted	-	$-
Exercised	-	-
Forfeited	(313,342)	7.96

Outstanding at June 30, 2008	1,447,691	$8.12	$6.01	$-

Exercisable at June 30, 2008	790,283	$10.00	$3.74	$-

The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 was $6.64. There were no options granted during the first six months of 2008.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2008	924,955	6.36
Granted	-	-
Vested	(20,996)	13.64
Forfeited	(246,550)	7.16

Non-vested at June 30, 2008	657,409	5.80

At June 30, 2008, there was $207,817 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the six months ended June 30, 2008 was zero.

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

The DBA shareholders received aggregate contingent consideration of $305,290 in cash and 127,205 shares of stock for the one year performance period beginning February 1, 2007 and ending January 31, 2008 based upon DBA attaining specific earnings and revenue targets for that period. For shares issued with the contingent consideration, the value was based on the average closing price of the Common Stock for the three trading days, immediately before and after January 31, 2008. The shares and payments are included in goodwill.

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

The following table sets forth the components of the purchase price paid to date:

Cash paid	$750,000
Common stock issued	750,000
Costs incurred related to acquisition	47,421
Deferred purchase consideration	612,580
Total purchase price	$2,160,001

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

Current assets	$419,893
Property and equipment	40,854
Intangible assets	899,000
Liabilities assumed, current	(570,954)
Fair value of net liabilities assumed	788,793
Goodwill	$1,371,208

Note 5. Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of DBA had occurred on January 1, 2007. The pro forma results for the six months ended June 30, 2007 are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1 or indicative of results that may occur in the future. There would be no change in the results for the three months ended June 30, 2007 as the DBA acquisition was completed as of March 2007.

Six months ended June 30,
2007
(unaudited)
Pro forma results:
Revenues	$21,021,989
Net loss	$(985,368)
Loss per common share basic and diluted	$0.13

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at June 30, 2008 and December 31, 2007:

		June 30, 2008 (unaudited)			December 31, 2007
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Customer Relationships	1.93	1,577,000	(706,761)	870,239	1,577,000	(546,196)	1,030,804

Non-compete Agreement	1.94	193,000	(102,588)	90,412	193,000	(77,667)	115,333

Trade Names	2.42	408,000	(190,184)	217,816	408,000	(159,493)	248,507

Total		$2,178,000	$(999,533)	$1,178,467	$2,178,000	$(783,356)	$1,394,644

Amortization expense was $108,087 and $62,014 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, amortization expense was $216,176 and $124,028, respectively. Based on the Company’s amortizable intangible assets as of June 30, 2008, the Company expects related aggregate amortization expense for fiscal 2008 and the four succeeding fiscal years to approximate $439,853, $347,207, $260,547, $194,082 and $40,450, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

Balance at January 1, 2008	$14,536,761
Contingent consideration -DBA	612,580

Balance at June 30, 2008	$15,149,341

Goodwill increased by $612,580 as a result of the contingent consideration payment to DBA. Recorded goodwill is not amortized and no impairment losses have been recognized during the six month period ended June 30, 2008. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7. Related Party Transactions

On March 15, 2008, the Company replaced notes totaling $6,075,000 payable to Bruno Guazzoni, the uncle of the Company’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 29.5% of the Company’s outstanding Common Stock, with new notes which have identical terms to the old notes except for extended maturity dates. The Company had previously extended the maturity dates on these promissory notes in March 2006 and March 2007. Promissory notes in the amounts of $3,075,000 and $1,500,000 originally due on October 31, 2006 were replaced with new notes with identical terms due March 15, 2010. These notes bear interest at an annual rate of 11%. The Company also replaced a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni with a new note with identical terms due March 1, 2010. This note requires quarterly cash interest payments at the rate of 15% per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes were replaced subsequently with new notes with identical terms maturing on March 1, 2010. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. On March 18, 2008 a portion of the proceeds of the sale of PDI were used to completely pay off $1.5 million in promissory notes bearing a 15% annual rate issued to the Company by Bruno Guazzoni.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009. As of June 30, 2008 the outstanding balance on this line was $1,778,000.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group. This note was replaced with a new note with identical terms due March 15, 2010.

In 2007, the Company entered into a sub-lease arrangement for their New York City office with an entity related to the CEO of the Company. Rental income of $16,000 for the six months ended June 30, 2008 and an other current asset of $51,000 has been recognized through June 30, 2008 in connection with this arrangement.

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

Note 9. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company’s outstanding debt at June 30, 2008 are as follows:

June 30, 2008
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2010	$4,575,000
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures February 21, 2010	750,000

Total notes payable	$5,325,000
Less: Current Portion	0
Long-term portion of notes payable	$5,325,000

The Company made interest payments on the above mentioned notes payable to a related party during the six months ended June 30, 2008 and 2007 of $279,125 and $251,626, respectively.

Revolving Credit Facility

On March 18, 2008, the Company entered into a Third Amendment and Modification to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with LaSalle. The Amendment amends certain terms of the Loan and Security Agreement (the “Loan Agreement”) dated December 21, 2006 between LaSalle and the Company, PDI and ZCS (“the Borrowers”), as amended by that certain First Amendment and Modification to Loan and Security Agreement and Other Loan Documents dated May 31, 2007 and that certain Second Amendment and Modification to Loan and Security Agreement dated November 14, 2007. The Amendment was consummated concurrently with the consummation of the sale by the Company of PDI to KOR.

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

The Company has borrowings under its revolving line of credit of $2,136,700 to LaSalle National Bank as of June 30, 2008, which were reflected as current liabilities on the balance sheet. The LaSalle note is reflected as short term based upon certain terms of the agreement in accordance with Emerging Issues Task Force No.95-22.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. As of June 30, 2008, the Company has outstanding an aggregate principal amount of $1,750,933 of renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of June 30, 2008:

	(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$$75,791	3.13%	7.46%
	6 months	$53,328	2.20%	8.16%
	1 year	$514,541	21.24%	11.78%
	2 years	$477,657	19.71%	11.68%
	3 years	$1,068,512	44.10%	10.61%
	4 years	$126,000	5.20%	7.75%
	5 years	$25,000	1.03%	8.67%
	10 years	$82,050	3.39%	8.85%
Total		$2,422,879	100.00%	10.69%
Less current portion of notes payable		(1,683,986)
Long-term portion		738,893

The Company made interest payments on the above mentioned unsecured subordinated notes during the first six months of 2008 and 2007 in the amounts of $136,915 and $145,929, respectively.

Note 10. Discontinued Operations

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Three months ended June 30,
	(unaudited)
	2008	2007
Revenue	$-	$2,026,413

Operating gain before income taxes	-	179,644
Income tax expense	-	(18,000)
Income from discontinued operations, net of taxes	$-	$161,644

	Six months ended June 30,
	(unaudited)
	2008	2007
Revenue	$1,602,575	$4,026,088

Operating gain before income taxes	(285,919)	264,898
Income tax expense	-	(33,976)
Income from discontinued operations, net of taxes	$(285,919)	$230,922

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141 (R)"). SFAS No. 141(R) revises SFAS No. 141 on establishing the requirements in recognizing and measuring identifiable assets acquired and liabilities assumed within a business combination, any noncontrolling interest, goodwill acquired in a business combination or a gain from a bargain purchase, and any applicable disclosures needed to evaluate the nature and financial effect of a business combination. SFAS No. 141R is effective the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and there fore would be effective for the Company beginning January 1, 2009. The Company does not expect any significant changes to its consolidated financial statements as a result of this new standard.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett, Inc. ("Zanett" or the "Company") and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007, as amended, as filed with the Securities and Exchange Commission.

Overview

We are an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

Results of Operations

Three months ended June 30, 2008 versus three months ended June 30, 2007

In the quarter ended June 30, 2008, we generated revenues of $11,856,734, an increase of 13% over the $10,471,473 generated in the same quarter of 2007. This increase was attributable to the organic growth from the addition of new customers and the expansion of existing customer relationships, which was a direct result of the alignment of our different Oracle platforms in the beginning of 2007.  This alignment has enabled us to expand our national practice expertise, and we believe it will drive future efficiencies, improve our bill rates and better position us for future growth.

While revenue increased 13%, costs of revenues increased 9% from the comparable prior year period. This increase is primarily due to increased revenue in the quarter ended June 30, 2008 from the same quarter of 2007.

Since competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace, we increased our marketing activities, which resulted in a 5% increase in our selling and marketing expense to $1,477,740 for the quarter ended June 30, 2008, as compared with $1,403,922 during the quarter ended June 30, 2007. This increase in costs is related to additional salespeople and expenses incurred in connection with trade shows and conferences.

General and administrative expenses for the quarter ended June 30,2008 were $1,752,340 as compared to $1,834,671 in the same quarter in 2007, representing a decrease of $82,331, or 4%.  This decrease is the result of a reduction in certain corporate expenses and other cost cutting measures at the operating level.

Net interest expense for the quarter ended June 30, 2008 was $346,123 as compared to $479,898 for the same quarter in 2007. This reduction on interest expense is a direct result of the pay down of debt which occurred as result of the income from continued operations and the PDI transaction.

In the three months ended June 30, 2008 we recorded an income tax provision of $17,834.

As a result of the above, for the quarter ended June 30, 2008, we reported a net gain of $26,331 compared to a net loss from continued operations of $722,655 for the quarter ended June 30, 2007.

Six months ended June 30, 2008 versus 2007

Our revenues were $24,237,826 for the six months ended June 30, 2008 versus revenues of $20,428,501 for the six months ended June 30, 2007, an increase of 19%. This increase was partly attributable to (1) an additional $460,000 contribution from the inclusion of the DBA Group, Inc. for the full six months in 2008 as compared to four months in the prior year and (2) organic growth which is being driven by our new customers and opportunities at our existing customers. While revenues increased 19%, costs of revenues also increased by 13%. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace; therefore we increased our marketing efforts. As a result, selling and marketing expenses increased 7%, from $2,626,541 in the six months ended June 30, 2007 to $2,806,783 for the six months of 2008.

General and administrative expenses for the first six months of 2008 were $4,184,249 as compared to $3,678,723 in the first six months of 2007, representing an increase of $505,526, or 14%. This increase is a result of one-time expenses incurred at the corporate level, related to the sale of PDI.

As indicated in the table below, without these nonrecurring expenses we would have had administrative expenses of $3,584,249 or a reduction of $94,474 or 2.5%.

	2008	2007
General and administrative expenses	$4,184,249	$3,678,723
Nonrecurring expenses related to the sale of discontinued operations	(600,000)	-
General and administrative expenses after effect for nonrecurring expenses	$3,584,249	$3,678,723

For the reasons discussed above, our operating income in the first six months of 2008 was $492,650 compared to our operating loss of $674,407 in the comparable prior year period.

Included in operating income of $492,650 are one-time expenses incurred at the corporate level of $600,000, related but not offset against the gain from the sale of PDI. As indicated in the table below, without these nonrecurring expenses we would have had operating income of $1,092,650.

	2008	2007
Operating income (loss)	$492,650	$(674,407)
Nonrecurring expenses related to the sale of discontinued operations	600,000	-
Operating income after effect on nonrecurring expenses	$1,092,650	$(674,407)

General and administrative expenses after effect for nonrecurring expenses and operating income after effect on nonrecurring expenses are non-GAAP performance measures and are not intended to be regarded as an alternative to or more meaningful than GAAP performance measures.  Zanett's management believes the presentation of these non-GAAP performance measures provide useful information to Zanett's investors regarding Zanett's financial condition and result of operations as they reflect how the operations of the Company are performing and the Company's expenses independent of non-recurring expenses.

Net interest expense decreased $89,965, or 10%, to $793,561 for the six months ended June 30, 2008 from $883,526 for the same period in 2007. This is a result of the reduction in our borrowings which resulted from the pay down of our debt with a portion of the proceeds of the PDI transaction as well as the improved operating results

In the first six months of 2008, we recorded an income tax provision of $59,776 versus a provision of $9,775 in the same quarter last year.

Loss from the discontinued operations of PDI net of tax was $285,919 for the six months ended June 30, 2008. In addition, we recorded a $1,932,913 gain on the sale of PDI for the same period in 2008. The Company tax basis exceeds the gain and therefore there is no tax effect. PDI was classified as a discontinued operation in the fourth quarter of 2007 and sold in the first quarter of 2008.

As a result of the above, for the six months ended June 30, 2008, we reported income net of $1,286,307 compared to a net loss of $1,336,786 for the six months ended June 30, 2007.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2007, during the first six months of 2008. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At June 30, 2008 we had cash and cash equivalents of $382,599, representing a decrease of $878,466 from the December 31, 2007 year-end balance of $1,261,065. This decrease was a result of paying down our loan balances.

Cash provided by operating activities was $105,707 for the six months ended June 30, 2008 compared to cash used in operating activities of $1,719,112 for the same period last year. Cash provided by operations was primarily due to our operating results offset by the gain on sale. We also had an increase in accrued expenses resulting from the PDI transaction and a decrease in accounts receivable which was offset the decline in accounts payable.

Cash provided in investing activities was $7,239,991 for the six months ended June 30, 2008 compared to a cash outflow of $1,738,254 for the corresponding period in 2007. The 2008 inflow primarily reflected net proceeds of $7,946,297 for the PDI acquisition, this inflow was offset by the additions to property and equipment as well as $439,291 of contingent consideration paid in 2008.

Cash used in financing activities for the six months ended June 30, 2008 was $8,224,164 versus cash provided of $3,237,564 for the same period in 2007. This activity in 2008 included approximately $8,500,000 of loan pay downs resulting from the PDI transaction and improved operations.

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note had a maturity date of March 6, 2009 and requires quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group, discussed above. This note was replaced with a new note with identical terms due March 15, 2010. The Company also has additional notes with Mr. Guazzoni in an aggregate amount of $4,575,000 outstanding. These notes are due March 15, 2010.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. As a result of the previous plan, as of June 30, 2008, we have previously repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet. For the six months ended June 30, 2008 no shares were repurchased.

Recent Accounting Pronouncements

See Note 13 to the Condensed Financial Statements included elsewhere in this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4(T) - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of the Company’s disclosure controls and procedures were effective.

During the three month period covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on May 20, 2008, at the Company's offices at 635 Madison Avenue, New York, New York, 10022. The following matters were submitted to a vote of the Company's shareholders and shareholders' votes were received in person at the meeting and by proxy:

1.  The election to the Board of Directors of William H. Church, Claudio M. Guazzoni, L. Scott Perry, Charles Johnstone and Leonard Goldstein.

The proposal was approved by the shareholders. The table below presents the results of the voting.

	Votes For	Votes Withheld
Unvoted
Election of Directors:
William H. Church	17,030,808	133,897
Claudio M. Guazzoni	17,030,935	133,770
L. Scott Perry	16,546,538	618,167
Charles Johnstone	17,032,935	131,770
Leonard Goldstein	17,032,935	131,770

2.  The approval of an amendment to the Company’s certificate of incorporation to effect a 1 for 4 reverse stock split.
The proposal was approved by the shareholders. The table below presents the results of voting.

	Votes For	Votes Against	Abstain
Amendment of certificate of incorporation	16,852,445	257,593	54,666

Item 6 - Exhibits

3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
4.1(2)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
31.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(4)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(2)	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: August 14, 2008	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008	/s/ Dennis J. Harkins
Dennis J. Harkins, Chief Financial Officer and
President (Principal Accounting and
Financial Officer)