Form 10-Q
period 2008-09-30
ZANETT INC
filed 2008-11-14
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

CLASS	Outstanding at November 7, 2008
Common stock $.004 Par Value	7,608,506

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

Zanett, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2008 (unaudited)	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$186,268	$1,261,065
Accounts receivable net of allowance for doubtful accounts of $115,665 and $106,843, respectively	7,960,708	7,531,980
Income tax receivable	69,919	132,364
Unbilled revenue	302,085	406,452
Prepaid expenses	366,872	270,672
Customer deposits	535,000	643,188
Other current assets	215,398	258,547
Assets held for sale	-	6,618,678
Total current assets	9,636,250	17,122,946
Property and equipment, net	1,185,547	1,005,162
Goodwill	15,365,096	14,538,761
Other intangibles, net	1,070,380	1,394,644
Other assets	322,868	427,929
Total assets	$27,580,141	$34,489,442
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,200,444	$2,117,931
Accrued expenses	3,866,579	2,513,619
Short-term debt	2,512,775	7,140,075
Short-term debt-related party	1,472,000	2,300,000
Short-term renewable unsecured subordinated debt	1,276,421	1,340,888
Other current liabilities	976,737	679,978
Deferred revenue	808,766	984,697
Deferred income taxes	27,054	19,359
Capital lease obligations	8,173	8,200
Liabilities held for sale	-	2,059,388
Total current liabilities	12,148,949	19,164,135
Long-term notes payable-related party	5,325,000	6,825,000
Long term renewable unsecured subordinated debt	1,029,565	780,784
Other non-current liabilities	-	472,000
Deferred rent expense	71,834	66,401
Deferred income taxes	193,987	230,449
Total liabilities	18,769,335	27,538,769
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.004 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.004 par value; 12,500,000 shares authorized; 7,608,506 and 7,449,545 shares issued and outstanding, respectively	30,432	29,925
Additional paid-in capital	31,642,866	31,203,565
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(22,683,477)	(24,103,802)
Total stockholders' equity	8,810,806	6,950,673
Total liabilities and stockholders' equity	27,580,141	$34,489,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$12,622,529	$9,553,671	$36,860,354	$29,982,171
Operating expenses:
Costs of revenues	8,603,760	7,314,204	25,357,905	22,111,848
Selling and marketing	1,546,706	1,007,765	4,353,487	3,634,305
General and administrative	1,937,280	1,562,148	6,121,530	5,236,732
Total operating expenses	12,087,746	9,884,117	35,832,922	30,982,885
Operating income/(loss)	534,783	(330,446)	1,027,432	(1,000,714)

Other income/(expense):
Interest income	397	1,818	10,540	2,200
Interest expense	(361,020)	(494,609)	(1,164,724)	(1,378,516)
Total other expense	(360,623)	(492,791)	(1,154,184)	(1,376,316)
Income(loss) from continuing operations before income taxes	174,160	(823,237)	(126,752)	(2,377,030)

Income tax provision	(40,086)	-	(99,862)	(43,750)
Income(loss) from continuing operations after taxes	134,074	(823,237)	(226,614)	(2,420,780)
Income from discontinued operations, net of taxes	-	66,373	(285,919)	327,130

Gain on sale of discontinued operations	-	-	1,932,913	-

Net income/(loss)	$134,074	$(756,864)	$1,420,380	$(2,093,650)
Basic and Diluted income/(loss) per share:

Continuing operations	$0.02	$(0.12)	$(0.03)	$(0.33)
Discontinued operations	$0.00	$0.01	$0.22	$0.04
Net income/(loss) per common share to common shareholder - basic and diluted	$0.02	$(0.11)	$0.19	$(0.29)
Weighted average shares outstanding – basic and diluted	7,608,506	7,189,606	7,567,968	7,282,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

  Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$1,420,380	$(2,093,650)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	634,243	544,617
Stock based compensation and services	134,525	360,583
Gain on sale	(1,932,913)
Deferred income taxes	(28,767)	-
Changes in:
Accounts receivable	489,212	598,513
Unbilled revenue	(410,710)	197,936
Prepaid expenses and other current assets	(45,365)	(211,383)
Other assets	105,062	38,094
Accrued expenses	1,228,773	(105,743)
Accounts payable	(938,852)	308,749
Other current liabilities	6,760	(1,960)
Income taxes receivable	19,686	-
Income taxes payable	-	(104,954)
Deferred revenue	(152,894)	(297,706)
Deferred rent expense	5,433	(16,300)
Net cash provided by/(used in) operating activities	534,573	(783,204)
Cash flows from investing activities:
Cash received from sale of discounted operations	7,848,964	-
Cash paid for acquisition, net of cash acquired	-	(821,069)
Cash paid for contingent consideration related to acquisitions	(703,047)	(893,555)
Additions to property and equipment	(484,274)	(591,797)
Net cash provided by/(used in) investing activities	6,661,643	(2,306,421)
Cash flows from financing activities:
Issuance of notes payable to related party	-	3,750,000
Redemptions of unsecured subordinated debt	-	(360,890)
Repayment of short term borrowings	(4,595,365)	(984,745)
Payments for debt issuance costs	-	(58,567)
Repayment of notes payable to related party	(3,828,000)	-
Issuance of unsecured notes	152,379	172,000
Capital lease payments	(27)	(17,126)
Net Cash (used in)/provided by financing activities	(8,271,013)	2,500,672
Net decrease in cash and cash equivalents	(1,074,797)	(588,953)
Cash and cash equivalents, beginning of period	1,261,065	622,182
Cash and cash equivalents, end of period	$186,268	$33,229
Supplemental cash flow information:
Income taxes paid	$84,975	$149,753
Interest paid	$1,125,251	$1,210,490
Non-cash financing activity:
Shares issued for contingent consideration	$127,205	$127,028
Shares issued for acquisition	-	$461,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Zanett, Inc. (the “Company”) at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007 which are contained in the Company's Annual Report on Form 10-K. The results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

As of September 30, 2008, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

On June 30, 2008, the Company effected a reverse stock split pursuant to which each four outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.004 (the “Reverse Stock Split”). All of the share numbers, stock prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Earnings Per Share

Basic and diluted earnings/(loss) per common share are determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

Outstanding stock options in the aggregate weighted average amount of 1,433,941 for both the three and nine months ended September 30, 2008 and 1,737,842 and 1,746,782 for the three and nine months ended September 30, 2007, respectively, have been excluded from the diluted loss per share since their effect would be antidilutive.

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

Liquidity

During the nine months ended September 30, 2008, the Company incurred a loss from continuing operations of $126,752. As of September 30, 2008, the Company had an excess of current liabilities compared to current assets of $2.5 million. As of September 30, 2008, our revolving line of credit with LaSalle had an outstanding balance of $2.5 million with available borrowings of $1.8 million.  In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009.  As of September 30, 2008, this line of credit had an available balance of $1.5 million. In addition to these lines of credit the Company had an outstanding cash balance at September 30, 2008 of $186,268. The Company believes, based on its 2008 and 2009 forecasts, that the existing cash balance together with the line from the principal shareholder and the LaSalle line of credit will be adequate to fund the Company’s 2008 and 2009 cash flow requirements.

Note 3. Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock−Based Compensation.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the nine months ended September 30, 2008 and 2007, the Company recorded stock−based compensation expense for employee related stock options of $84,874 and $285,324, respectively.

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

As of September 30, 2008, the Company has issued and outstanding, 588,500 options which vest only when the Company files an Annual Report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire after five years from the date of grant. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of September 30, 2008 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,761,033	$8.08
Granted	-	$-
Exercised	-	-
Forfeited	(327,092)	7.93

Outstanding at September 30, 2008	1,433,941	$8.12	5.75	$-

Exercisable at September 30, 2008	806,315	$10.09	3.47	$-

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 was $6.64. There were no options granted during the first nine months of 2008.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2008	924,955	6.36
Granted	-	-
Vested	(38,829)	13.76
Forfeited	(258,500)	7.11
Non-vested at September 30, 2008	627,626	5.58

At September 30, 2008, there was $29,294 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of two years. The total fair value of options vested during the nine months ended September 30, 2008 was zero.

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

The DBA shareholders received aggregate contingent consideration of $305,290 in cash and 127,205 shares of stock for the one year performance period beginning February 1, 2007 and ending January 31, 2008 based upon DBA attaining specific earnings and revenue targets for that period. For shares issued with the contingent consideration, the value was based on the average closing price of the Common Stock for the three trading days, immediately before January 31, 2008. The shares and payments are included in goodwill.

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

Note 5. Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of DBA had occurred on January 1, 2007. The pro forma results for the nine months ended September 30, 2007 are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1 or indicative of results that may occur in the future. There would be no change in the results for the three months ended September 30, 2007 as the DBA acquisition was completed as of March 2007.

Nine months ended September 30,
2007 (unaudited)
Pro forma results:
Revenues	$30,575,660
Net loss	$(2,069,362)
Loss per common share basic and diluted	$(0.28)

Note 6. Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at September 30, 2008 and December 31, 2007:

	Average Remaining	September 30, 2008			December 31, 2007
	Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value

Customer Relationships	1.88	1,577,000	(787,044)	789,956	1,577,000	(546,196)	1,030,804

Non-compete Agreement	1.86	193,000	(115,048)	77,952	193,000	(77,667)	115,333

Trade Names	2.29	408,000	(205,528)	202,472	408,000	(159,493)	248,507
Total		$2,178,000	$(1,107,620)	$1,070,380	$2,178,000	$(783,356)	$1,394,644

Amortization expense was $108,087 and $62,012 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense was $324,264 and $186,040, respectively. Based on the Company’s amortizable intangible assets as of September 30, 2008, the Company expects related aggregate amortization expense for fiscal 2008 and the four succeeding fiscal years to approximate $432,348, $347,207, $260,547, $194,092 and $40,450, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

Balance at January 1, 2008	$14,536,761
Contingent consideration -DBA	612,580
Contingent consideration -DataRoad	215,755

Balance at September 30, 2008	$15,365,096

Goodwill increased by $828,355 as a result of the contingent consideration payments to the DBA Shareholders and the DataRoad Shareholders. Recorded goodwill is not amortized and no impairment losses have been recognized during the nine month period ended September 30, 2008. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7. Related Party Transactions

On March 15, 2008, the Company replaced notes totaling $6,075,000 payable to Bruno Guazzoni, the uncle of the Company’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 30% of the Company’s outstanding Common Stock, with new notes which have identical terms to the old notes except for extended maturity dates. The Company had previously extended the maturity dates on these promissory notes in March 2006 and March 2007. Promissory notes in the amounts of $3,075,000 and $1,500,000 originally due on October 31, 2006 were replaced with new notes with identical terms due March 15, 2010. These notes bear interest at an annual rate of 11%. The Company also replaced a note issued on December 30, 2005, in the amount of $500,000 to Bruno Guazzoni with a new note with identical terms due March 1, 2010. This note requires quarterly cash interest payments at the rate of 15% per annum. In March 2006, the Company issued two additional promissory notes in the amount of $500,000 each to Bruno Guazzoni. These notes were subsequently replaced with new notes with identical terms maturing on March 1, 2010. These notes bear interest at an annual rate of 15% and require quarterly cash payments for interest. Principal on all of the notes mentioned above is repayable in cash at maturity and can be pre-paid without penalty. On March 18, 2008 a portion of the proceeds of the sale of PDI were used to completely pay off $1.5 million in promissory notes bearing a 15% annual rate issued to the Company by Bruno Guazzoni.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2009 with interest payment at a rate of Prime +2%. As of September 30, 2008 the outstanding balance on this line was $1,472,000.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note had a maturity date of March 6, 2009 and required quarterly payments of interest beginning March 31, 2007, at the rate of eleven percent (11%) per annum. Principal was repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group. This note was subsequently replaced with a new note with identical terms due March 15, 2010.

In 2007, the Company entered into a sub-lease arrangement for their New York City office with an entity related to the CEO of the Company. Rental income of $23,500 for the nine months ended September 30, 2008 and another current asset of $58,500 has been recognized through September 30, 2008 in connection with this arrangement.

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

Note 9. Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, revolving credit facility and subordinated debt arrangements comprising the Company’s outstanding debt at September 30, 2008 are as follows:

September 30, 2008
Notes payable to principal shareholder
11% annual interest, quarterly interest payments, matures March 15, 2010	$4,575,000
Notes payable to principal shareholder
11% annual interest, quarterly interest payments, matures February 21, 2010	750,000
Total notes payable	$5,325,000
Less: Current Portion	-
Long-term portion of notes payable	$5,325,000

The Company made interest payments on the above mentioned notes payable to a related party during the nine months ended September 30, 2008 and 2007 of $425,562 and $377,437, respectively.

Revolving Credit Facility

On March 18, 2008, the Company entered into a Third Amendment and Modification to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with LaSalle. The Amendment amends certain terms of the Loan and Security Agreement (the “Loan Agreement”) dated December 21, 2006 between LaSalle and the Company, PDI and ZCS (“the Borrowers”), as amended by that certain First Amendment and Modification to Loan and Security Agreement and Other Loan Documents dated May 31, 2007 and that certain Second Amendment and Modification to Loan and Security Agreement dated November 14, 2007. Under this revolving line of credit the Company may borrow up to $5,000,000. Borrowing under the Loan Agreement incurs interest at the prime rate. The Amendment was consummated concurrently with the consummation of the sale by the Company of PDI to KOR.

The Amendment modifies the fixed charge coverage ratio test and the senior debt ratio test required by the Loan Agreement.  As amended, the Loan Agreement requires the Company and ZCS to maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 for the nine-month period ending September 30, 2008, the twelve-month period ending December 31, 2008, and each twelve-month period ending on the last day of each fiscal quarter thereafter.

As amended, the Loan Agreement also requires the Borrowers to maintain a senior debt ratio of not greater than 2.5 to 1.0 for the nine-month period ending September 30, 2008, the twelve-month period ending December 31, 2008 and each twelve-month period ending on the last day of each fiscal quarter thereafter.

The Borrowers are also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000.

In addition, the Amendment released and removed PDI as a borrower under the Loan Agreement and the related loan documents, and removed PDI’s collateral as security for the obligations under the Loan Agreement.  The amendment also releases PDI from its obligations under the Continuing Unconditional Guaranty it executed in connection with the Loan Agreement.

The Company has borrowings under its revolving line of credit of $2,512,775 to LaSalle National Bank as of September 30, 2008, which were reflected as current liabilities on the balance sheet. The LaSalle note is reflected as short term based upon certain terms of the agreement in accordance with Emerging Issues Task Force No.95-22.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. As of September 30, 2008, the Company has outstanding an aggregate principal amount of $2,305,986 of renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of September 30, 2008:

(Unaudited)
	Original Term	Principal Amount		Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$$	49,545	2.15%	7.31%
subordinated notes	6 months		$57,575	2.50%	8.12%
	1 year		$626,541	27.17%	12.07%
	2 years		$592,634	25.70%	11.86%
	3 years		$731,944	31.74%	12.49%
	4 years		$132,600	5.75%	8.07%
	5 years		$33,097	1.43%	9.52%
	10 years		$82,050	3.56%	8.85%
Total			$2,305,986	100.00%	11.57%
Less current portion of notes payable			(1,276,421)
Long-term portion			1,029,565

The Company made interest payments on the above mentioned unsecured subordinated notes during the first nine months of 2008 and 2007 in the amounts of $186,566 and $99,058, respectively.

Note 10. Discontinued Operations

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Three months ended September 30,
	(unaudited)
	2008	2007
Revenue	$-	$1,802,151

Operating gain before income taxes	-	66,372
Income tax expense	-	-
Income from discontinued operations, net of taxes	$-	$66,372

	Nine months ended September 30,
	(unaudited)

	2008	2007
Revenue	$1,602,575	$5,828,239

Operating gain before income taxes	(285,919)	327,130
Income tax expense	-	(33,976)
Income from discontinued operations, net of taxes	$(285,919)	$293,154

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) revises SFAS No. 141 on establishing the requirements in recognizing and measuring identifiable assets acquired and liabilities assumed within a business combination, any noncontrolling interest, goodwill acquired in a business combination or a gain from a bargain purchase, and any applicable disclosures needed to evaluate the nature and financial effect of a business combination. SFAS No. 141(R) is effective the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of SFAS No. 141(R) will have on the Company’s consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

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

Note 12. Subsequent Event

On September 22, 2008, ZCS, a wholly-owned subsidiary of Zanett, signed a letter of intent to purchase all of the assets of PSGoLive, LLC. ("PSGoLive") The Company expects to close on this transaction in the fourth quarter.

We acquired PSGoLive in order to broaden our services and solutions portfolio, specifically in the area of supply chain management and add a roster of blue-chip companies to our client base.

Founded in 2001, PSGoLive is a dedicated Oracle services company that specializes in supply chain management. Based in North Palm Beach, Florida, PSGoLive provides consulting services throughout the United States.

The total consideration to be paid by the Company to PSGoLive will be comprised of a discharge of PSGoLive debt and future contingent consideration, based upon the acquired business obtaining certain earning and revenue targets.

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

Results of Operations

Three months ended September 30, 2008 versus three months ended September 30, 2007

In the quarter ended September 30, 2008, we generated revenues of $12,622,529, an increase of 32% over the $9,553,671 generated in the same quarter of 2007. This increase was attributable to the organic growth from the addition of new customers and the expansion of existing customer relationships, which was a direct result of the alignment of our different Oracle platforms in the beginning of 2007. This alignment has enabled us to expand our national practice expertise, and we believe it will drive future efficiencies, improve our bill rates and better position us for future growth.

While revenue increased 32%, costs of revenues increased 18% during the three months ended September 30, 2008 from the comparable prior year period. This increase is primarily due to increased revenue in the quarter ended September 30, 2008 from the same quarter of 2007.

Selling and marketing expenses in the third quarter of 2008 included, among other things, expenses related to a significant trade show, which previously were expensed in the fourth quarter of 2007. We believe that competition for new customers and consulting engagements continues to intensify in the commercial solutions marketplace. As a result, we increased our marketing activities, which resulted in a 53% increase in our selling and marketing expense to $1,546,706 for the quarter ended September 30, 2008, as compared with $1,007,765 during the quarter ended September 30, 2007. This increase in costs is related to additional salespeople and increased expenses incurred in connection with trade shows and conferences.

General and administrative expenses for the quarter ended September 30, 2008 were $1,937,280 as compared to $1,562,148 in the same quarter in 2007, representing an increase of $375,132, or 24%. This increase is a result of an increase in compensation cost and professional fees at the operating level and an increase in amortization (from DBA). These increases were partially offset by a 5% decrease in corporate costs.

Net interest expense for the quarter ended September 30, 2008 was $360,623 as compared to $492,791 for the same quarter in 2007. This reduction in interest expense is a direct result of the pay down of debt which occurred as result of the income from continuing operations and the PDI transaction.

In the three months ended September 30, 2008 we recorded an income tax provision of $40,086.

As a result of the above, for the quarter ended September 30, 2008, we reported net income of $134,074 compared to a net loss from continuing operations of $823,237 for the quarter ended September 30, 2007.

Nine months ended September 30, 2008 versus 2007

Our revenues were $36,860,354 for the nine months ended September 30, 2008 versus revenues of $29,982,171 for the nine months ended September 30, 2007, an increase of 23%. This increase was partly attributable to (1) an additional $460,000 contribution from the inclusion of DBA for the full nine months in 2008 as compared to seven months in the prior year and (2) organic growth which is being driven by our new customers and opportunities at our existing customers. While revenues increased 23%, costs of revenues also increased by 15% for the nine month period ended September 30, 2008 from the comparable prior year period. The competition for new customers and consulting engagements continued to intensify in the commercial solutions marketplace; therefore we increased our marketing efforts. As a result, selling and marketing expenses increased 20%, from $3,634,305 in the six months ended September 30, 2007 to $4,353,487 for the nine months of 2008.

General and administrative expenses for the first nine months of 2008 were $6,121,530 as compared to $5,236,732 in the first nine months of 2007, representing an increase of $884,798, or 17%. This increase is primarily a result of one-time expenses incurred at the corporate level, related to the sale of PDI.

In addition to these one time expenses we have seen an increase in compensation cost as a result of the payment of additional performance based bonuses due the to the Company’s improved performance, an increase in amortization as a result of the DBA acquisition. These increases were offset by a decrease in recurring corporate expenses.

For the reasons discussed above, our operating income in the first nine months of 2008 was $1,027,432 compared to our operating loss of $1,000,714 in the comparable prior year period.

Included in operating income of $1,027,432 are one-time expenses incurred at the corporate level of $600,000, related to but not offset against the gain from the sale of PDI. As indicated in the table below, without these nonrecurring expenses we would have had operating income of $1,627,432 for the nine months ended September 30, 2008, as reflected in the table below.

	Nine months ended September 30,
	2008	2007
Operating income (loss)	$1,027,432	$(1,000,714)
Nonrecurring expenses related to the sale of discontinued operations	600,000	-
Operating income after effect on nonrecurring expenses	$1,627,432	$(1,000,714)

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

Net interest expense decreased $222,132, or 16%, to $1,154,184 for the nine months ended September 30, 2008 from $1,376,316 for the same period in 2007. This is a result of the reduction in our borrowings which resulted from the pay down of our debt with a portion of the proceeds of the PDI transaction as well as the improved operating results

In the first nine months of 2008, we recorded an income tax provision of $99,862 versus a provision of $43,750 in the same quarter last year.

Loss from the discontinued operations of PDI net of tax was $285,919 for the nine months ended September 30, 2008. In addition, we recorded a $1,932,913 gain on the sale of PDI for the same period in 2008. The Company tax basis exceeds the gain and therefore there is no tax effect.  PDI was classified as a discontinued operation in the fourth quarter of 2007 and sold in the first quarter of 2008.

As a result of the above, for the nine months ended September 30, 2008, we reported net income of $1,420,380 compared to a net loss of $2,093,650 for the nine months ended September 30, 2007.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2007, during the first nine months of 2008. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2008 we had cash and cash equivalents of $186,268, representing a decrease of $1,074,796 from the December 31, 2007 year-end balance of $1,261,065. This decrease was primarily a result of paying down our loan balances.

Cash provided by operating activities was $534,573 for the nine months ended September 30, 2008 compared to cash used in operating activities of $783,204 for the same period last year. The increase in cash provided by operating activities was primarily due to improvements in our operating results offset by the gain on sale resulting from the sale of PDI. We also had an increase in accrued expenses resulting from the PDI transaction and a decrease in accounts receivable which was offset by the decline in accounts payable.

Cash provided by investing activities was $6,661,643 for the nine months ended September 30, 2008 compared to a cash used in investing activities of $2,306,421 for the corresponding period in 2007. The 2008 inflow primarily reflected net proceeds of $7,848,964 for the PDI acquisition, which was partially offset by the additions to property and equipment as well as $703,047 of contingent consideration paid in 2008.

Cash used in financing activities for the nine months ended September 30, 2008 was $8,27,013 versus cash provided of $2,500,672 for the same period in 2007. This activity in 2008 included approximately $8,300,000 of loan pay downs resulting from the PDI transaction and improved operations.

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

In addition, the Company has a revolving credit facility with LaSalle Bank National Association (the “LaSalle Facility”) under which it may borrow up to $5,000,000. As of September 30, 2008, the Company has borrowings of $2,512,775 under the LaSalle Facility. For additional information regarding the LaSalle Facility, see Note 9 to the Financial Statements.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. As a result of the Company’s previous stock repurchase plan, as of June 30, 2008, we have previously repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet. For the nine months ended September 30, 2008 no shares were repurchased.

Recent Accounting Pronouncements

See Note 13 to the Condensed Financial Statements included elsewhere in this report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4 T – Controls and Procedures

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

Item 6 – Exhibits

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

ZANETT, INC.

Dated: November 14, 2008	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	/s/ Dennis J. Harkins
Dennis J. Harkins, Chief Financial Officer and
President (Principal Accounting and
Financial Officer)