Form 10-K
period 2008-12-31
ZANETT INC
filed 2009-03-31
CIK 1133872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $11,869,269 based on the closing price of the Registrant’s common stock on such date of $1.56 as reported by the Nasdaq Capital Market.

There were 8,225,175 shares of common stock outstanding as of March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Annual Report on Form 10-K will be incorporated by reference from the definitive proxy statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”).

ZANETT, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended
December 31, 2008

i

PART I

As used herein, “Zanett” and the “Company” refer to Zanett Inc. and its wholly-owned, consolidated subsidiaries: Zanett Commercial Solutions, Inc., and, where the discussion relates to a time before its disposition, Paragon Dynamics, Inc.

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

Item 1. Business

Overview

Zanett is an information technology (“IT”) company that provides customized IT solutions to Fortune 500 corporations and mid-market companies. Until the disposition of Paragon Dynamics, Inc. (“PDI”), (as described below), the Company also provided such solutions to classified government agencies. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

Growth-by-Acquisition

From the Company’s formation in the fall of 2000 through December 31, 2008, nine operating companies have been acquired, two of which were disposed of subsequently.

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

On January 31, 2003, the Company acquired PDI, based in Denver, Colorado. PDI specializes in providing advanced software and satellite engineering services with domain area expertise on government and aerospace satellite and IT infrastructure contracts. As described below, in March 2008, we sold the outstanding common stock of PDI for cash to KOR Electronics. PDI was treated as a discontinued operation as of December 31, 2007 because the decision was reached in the fourth quarter of 2007 to exit the government IT engineering business that is PDI’s principal business activity. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, which sale was completed on March 18, 2008.

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

On December 30, 2005, BBT, ICC and Whitbread merged with and into another of our wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). This consolidation of our commercial practices into one accounting and legal entity was designed to help us achieve back office economies of scale and increase our ability to leverage marketing and professional resources across this segment.

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

On March 6, 2007, ZCS completed an acquisition of all the issued and outstanding capital stock of the DBA Group, LLC. (“DBA”). Based in Alpharetta, Georgia, DBA provides database managed services. The Company acquired DBA Group, LLC in order to broaden its expertise in database administration.

On November 25, 2008, ZCS completed an acquisition of PS GoLive, LLC (“PS GoLive”). Based in North Palm Beach, FL, PS GoLive provides upper-end services for Oracle’s PeopleSoft Enterprise products and business processes. The Company acquired PS GoLive, LLC in order to further its commitment to develop world-class Oracle/PeopleSoft capabilities.

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

While the Company provides discrete solutions to specific problems when needed, we seek to achieve what we refer to as “consultant of record” or “COR Status” with our customers. COR Status means customers come to rely on us for continuing advice and help with their most mission critical, “core business” challenges. By acquiring new companies from time to time, we believe our business model enhances these trusted relationships with our current customers by providing fresh infusions of talent, skill sets, partnership relationships and experience, all of which can be utilized to help our customers and strengthen our relationships.

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

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2008, our largest customer accounted for approximately 7% of revenues. During 2007, a different customer accounted for approximately 8% of revenues.

To lessen its dependence on any one particular service line, customer or group of customers, the Company continually seeks to expand its customer base through organic growth as well as additional acquisitions. See “Item 1A.: Risk Factors — Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition” and “Risk Factors — An unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, could materially and adversely affect our business.”

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

There is also a high degree of competition among companies seeking to acquire interests in IT services companies such as those the Company targets for acquisition. A large number of established and, in some cases, well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may also find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities. Although entrepreneur-founders of privately held IT solutions companies, including those suffering from the current economic crisis and/or facing potential bankruptcy restructuring or liquidation, may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that the Company can provide, management believes that Zanett offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Company’s existing practices. Nonetheless, this kind of competition could limit the Company’s growth-by-acquisition strategy as the number of target companies decreases.

See “Item 1A.: Risk Factors — The IT services industry is highly competitive, and we may not be able to compete effectively” for additional discussions of matters that could affect its ability to compete in its markets.

Employees

As of December 31, 2008, the Company had 211 full-time employees, as compared with 193 full-time employees as of December 31, 2007. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

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

During the year ended December 31, 2008, we incurred a net loss from continuing operations of $875,144 and had cash provided by operations of $311,156. As of December 31, 2008, we had an excess of current liabilities compared to current assets of $3.3 million.

Our current financing sources are our $6 million revolving credit facility with Bank of America, N.A. (as successor-by-merger to LaSalle Bank National Association) and a $3 million line of credit with Bruno Guazzoni, the uncle of our Chief Executive Officer and the owner of approximately 28.8% of our outstanding common stock. We also have outstanding promissory notes in an aggregate principal amount of $5.5 million issued to Bruno Guazzoni. With respect to the Bank of America facility, as of March 24, 2009, the outstanding loan balance was $4,618,780 with available borrowings of $815,102. The credit facility matures on December 21, 2009. Under the line of credit, which expires on March 15, 2010, the loan balance was $1,027,000 with available borrowings of $1,973,000 as of December 31, 2008. The outstanding promissory notes to Mr. Guazzoni have maturity dates in the first quarter of 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We may require additional or replacement financing to continue our operations, but such financing could be difficult to secure.

The United States credit markets are currently experiencing an unprecedented contraction. Notwithstanding our existing financing sources and other potential sources of funds, as a result of the tightening credit markets, we may not be able to obtain additional financing on satisfactory terms, or at all. If the financial institution that supports our credit facility fails, we may not be able to find a replacement lender. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when it becomes due. Any of these events would have an adverse effect on our financial position, results of operations and cash flow.

Current economic conditions and reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our services may be discretionary and may require our customers to make significant commitments of capital. During the current economic downturn, business spending on information technology has decreased. Continued weak economic conditions, or a reduction in information technology spending even if economic conditions improve, could adversely affect our financial position, results of operations and cash flow, particularly through reduced contracts for service and lower prices for our services, difficulty in the collection of our accounts receivable and lower recoverability of assets.

We may experience difficulties in scaling our operations to react to economic pressures in the U.S.

In order to continue to increase sales and marketing efforts, to expand and enhance the solutions and services we are able to offer to current and future customers and to fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements with corporate partners or from other sources, all of which have contracted sharply in recent months. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, and loans from related parties and business associates. In addition, if unforeseen difficulties arise in the course of these capital-raising or other aspects of our business, we may be required to spend funds in an amount greater than anticipated. Such additional capital may not be available on terms acceptable to us, or at all. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future discretionary uses of cash. We also continue to explore other ways to maximize the value of the Company for its stockholders.

The Company has not achieved profitability in each reporting period and may incur net losses in future quarters.

The Company has a history of operating losses, including a loss from continuing operations of approximately $875,144 for the year ended December 31, 2008 and a loss from continuing operations of approximately $2.8 million for the year ended December 31, 2007. We may incur additional operating losses in the future. Operating expenses may increase as we seek to grow our business through acquisition and as our existing business expands. Even if we achieve consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to expand our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition.

For the year ended December 31, 2008, our largest customer accounted for approximately 7% of revenues. Non-renewal or termination of contracts with a significant customer could have a material adverse effect on our business. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

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

Revenues are difficult to forecast. We may increase our corporate overhead expenses as the number of acquisitions we complete increases and we build an infrastructure to implement our strategy, and will increase overhead to comply with the provisions of the Sarbanes-Oxley Act. Meanwhile, our business units may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. Additionally, at any given point in time, and especially in the current challenging economic climate, we may have significant accounts receivable balances with customers that expose us to credit risks. If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

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

Moreover, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those we have historically targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and, in some cases, well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities. Entrepreneur-founders of privately held IT service companies, including those suffering from the current economic crisis and/or facing potential bankruptcy restructuring or liquidation, generally place greater emphasis on gaining access to capital than obtaining the management skills and networking services that we can provide. Even if we are able to successfully compete with these other entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted companies. If we cannot acquire interests in attractive companies on reasonable terms, our growth by acquisition strategy may not succeed.

Operations interruptions caused by systems failures could adversely affect our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, NY and at business unit offices in Needham, MA, Stoneham, MA, Mason, OH, Indianapolis, IN, Jacksonville, FL, Alpharetta, GA and North Palm Beach, FL. Interruptions could result from natural disasters, as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

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

A key element of our expansion strategy is to grow through acquisitions. If we identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms. Acquisitions may cause a disruption of our ongoing business, distract management, require other resources and make it difficult to maintain our standards, controls and procedures. We may not be able to retain key employees of the acquired companies or maintain good relations with their customers or suppliers. We may be required to incur additional debt, if available, and we may be required to issue equity securities, which may be dilutive to existing stockholders, to fund acquisitions.

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

Also, acquisitions are required to be accounted for under the purchase method of accounting, which results in us recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value of long-lived assets associated with that subsidiary, principally goodwill, property and equipment, and other tangible and intangible assets.

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

As of December 31, 2008, we had 211 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Consequently, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

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

Factors that could cause quarterly results to fluctuate include:

•	change in customer demand for, or the inability of our customers to pay for, our products and services;
•	timing of the expansion of operations;
•	changes in pricing by us or our competitors;
•	introduction of new products or services by competitors or Zanett;
•	costs related to acquisitions of technology or businesses;
•	continued or worsening recession or slow down in the U.S. economy; or
•	termination or non-renewal of customer contracts.

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

As of December 31, 2008, we had granted options to purchase 1,750,191 shares under our 2001 Stock Option Plan, as listed below. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 2,500,000.

If the holders of these options and any other options we have issued were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of the common stock.

The market price for our common stock has been volatile.

While NASDAQ has temporarily suspended its rules requiring a minimum closing bid price and a minimum market value of publicly held shares, if, in the future, we are unable to regain compliance with the NASDAQ listing standards, our common stock could be delisted.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. Our credit facility with Bank of America prohibits us from declaring or paying any dividends, except for dividends or other distributions made by ZCS to us; provided, however, that we may accrue (but not pay) dividends as payment in kind. The concentrated ownership of our Company may discourage potential transactions involving Zanett.

Claudio Guazzoni, our Chief Executive Officer owned approximately 25.3% of the outstanding Common Stock as of March 26, 2009, and in addition, Mr. Guazzoni’s uncle, Bruno Guazzoni, owns, as of March 26, 2009, approximately 28.8% of the outstanding Common Stock. As a result, the Guazzoni family possesses significant influence over Zanett’s decision making on business matters, including the election of directors.

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

Our rapid growth has placed, and is expected to continue to place, a significant strain on managerial and operational resources. Further, as we grow, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Further growth or an increase in the number of strategic relationships may increase this strain on existing managerial and operational resources, inhibiting our ability to successfully implement our strategy without incurring additional corporate expenses.

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

ZCS leases approximately 5,977 square feet of office space in Burlington, Massachusetts, from a third party at a fixed monthly fee that will be expiring on June 30, 2011. ZCS also leases 5,210 square feet of office space in Carmel, Indiana, 3,936 square feet of office space in Mason, Ohio and 6,777 square feet in Jacksonville, Florida and 2,622 square feet in Alpharetta, Georgia. These leases are with third parties at fixed monthly fees and expire in December 2013, August 2009 and October 2013, respectively. ZCS leases approximately 2,662 square feet of office space in Alpharetta, Georgia from the former owner of DBA; this lease expires December 2010. Additionally, ZCS leases 737 square feet in North Palm Beach, Florida from the former owner of PS GoLive; this lease expires October 2009.

In management’s opinion, these properties are in good condition and adequately covered by insurance. The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett’s Common Stock, which trades under the symbol “ZANE”, as reported in the NASDAQ Capital Market for each quarter during the two years ended December 31, 2008.

The following table shows quarterly low and high sales information for the Common Stock for each quarter during the two years ended December 31, 2008:

	High	Low
Year Ended December 31, 2008
First Quarter	$0.74	0.36
Second Quarter	1.68	0.32
Third Quarter	1.65	0.90
Fourth Quarter	1.17	0.41
Year Ended December 31, 2007
First Quarter	$3.30	1.18
Second Quarter	1.88	1.15
Third Quarter	1.35	0.55
Fourth Quarter	1.23	0.60

Records of Zanett’s stock transfer agent indicate that as of March 3, 2009, there were 8,225,175 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 108 holders of record and 1,774 holders whose shares are legally held by a broker. Our credit facility with Bank of America prohibits the Company from declaring or paying any dividend, except for dividends or other distributions made by ZCS to the Company, provided, however, that the Company may accrue (but not pay) dividends as payments in kind. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

The following table summarizes Zanett’s securities issued or authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (c)
Equity compensation plans approved by security holders	1,750,191	$6.70	749,809
Equity compensation plans not approved by security holders	—	—	—
Total	1,750,191	$6.70	749,809

The above table excludes options issued in connection with acquisitions, which were not covered under the Company’s equity compensation plans.

Recent Sales of Unregistered Securities

On February 28, 2008, the Company issued 127,205 (after taking into account our reverse stock split) unregistered shares of restricted Common Stock to the former DBA shareholders as the stock portion of the contingent consideration paid based on DBA’s operating performance for the 12 months ended January 31, 2008. The shares were valued at $.60 per share (pre-split) based on the three day average before January 31, 2008 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

All of the aforementioned unregistered shares issued in connection with the DBA acquisition (totaling 127,205 shares) are restricted under lock-up agreements with the Company that prohibit the holders from reselling or otherwise disposing of their shares prior to the fifth anniversary date of issuance. A percentage of the holder’s shares may be released from these lock-up restrictions when the Common Stock reaches certain specified prices.

There were no options exercised in 2008 and 2007.

Our Board of Directors reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. However, there were no shares repurchased in 2008. Pursuant to the Company’s previous stock repurchase plan, as of December 31, 2008, we had repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet.

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

2008 versus 2007 — Results of Operations

Revenues grew 16% for the year ended December 31, 2008 to $47,728,669 from $40,860,461 during the year ended December 31, 2007. This increase is primarily due to our organic growth resulting from increased sales headcount and our increased marketing efforts. In addition, the businesses we acquired subsequent to January 1, 2007 contributed to the year over year increases in revenues and expenses for the year ended December 31, 2008, as follows:

Acquired Business	Date of Acquisition	Additional Contribution to Revenues	Additional Contribution to Expenses
DBA	March 1, 2007	$379,050	$468,038
PS GoLive	November 25, 2008	$146,856	$167,855
		$525,906	$635,893

Costs of revenues increased 11% to $32,936,179 during the year ended December 31, 2008, versus $29,770,639 for the prior year. This increase was primarily attributed to our growth in organic revenue, and also reflected the costs associated with the operations of DBA and PS GoLive. Gross margins in fiscal 2008 increased to 30.7% of revenues from 27.1% in fiscal 2007.

In an effort to grow our revenues, selling and marketing expenses increased by $948,099, or 19%, to $5,835,123 for the year ended December 31, 2008, as compared with $4,887,024 for 2007. We believe the increase in our marketing efforts over the past three years has been instrumental in fueling our organic revenue growth and the improved performance of our acquired companies.

General and administrative expenses for the year ended December 31, 2008, were $8,177,276 as compared with $7,240,060 during 2007, representing an increase of $937,216 or 13%. This increase in general and administrative costs is primarily related to compensation cost including costs related to the PDI disposition and professional fees related to investor relations and other services. Depreciation and amortization expense for the twelve months ended December 31, 2008 increased to $829,901 from $741,708 in 2007. These increases were slightly offset by reductions in stock based compensation and rent expense.

Consolidated Net(Loss)/Income

On a consolidated basis, the increase in operating expenses partly offset the effect of the increases in revenue resulting in an operating gain of $780,091 for the year ended December 31, 2008, as compared to an operating loss of $1,037,262 for the year ended December 31, 2007.

Net interest expense for the year was $1,493,082 compared to $1,824,338 in 2007. The decrease was attributable to a decrease in borrowings in 2008 versus 2007 resulting from the pay down of debt as a result of the PDI transaction. Our interest expense was also lower because of the decrease of the prime rate in 2008 versus 2007.

Our loss from continuing operations before income taxes was $712,991 for the year ended December 31, 2008, as compared to a loss from continuing operations of $2,861,600 for the year ended December 31, 2007.

We recorded an income tax provision of $162,153 for the year ended December 31, 2008, compared to a benefit of $59,758 for 2007.

Loss from the discontinued operations of PDI net of tax was $285,919 for the year ended December 31, 2008 as compared to income from discontinued operation of $365,124 for the year ended December 31, 2007. In addition, we recorded a $1,932,913 gain on the sale of PDI for the year ended December 31, 2008. The Company tax basis exceeds the gain and therefore there is no tax effect. PDI was classified as a discontinued operation in the fourth quarter of 2007 and sold in the first quarter of 2008.

As a result of all of the above, for the year ended December 31, 2008, we reported a consolidated net income of $771,850.

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

Intangibles and Long-Lived Assets

Intangibles and long-lived assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of intangible and long-lived assets is reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future; undiscounted cash flows associated with the asset, and compare that to the carrying value. If the carrying value exceeds the estimated cash flows, the asset is written down to its estimated fair value. The cost of intangibles is based on the estimated fair values calculated as of the date of acquisition of the related company. Such estimates are based on highly subjective estimates made by management.

Liquidity and Capital Resources

At December 31, 2008 we had cash and cash equivalents of $450,304 representing a decrease of $810,761 from the December 31, 2007 year-end balance of $1,261,065. This decrease was primarily a result of paying down our loan balances.

Cash provided by operating activities was $311,156 for the year ended December 31,2008 compared to cash used in operating activities of $613,290 in 2007. The increase in cash provided by operating activities was primarily due to improvements in our operating results and a decrease in accounts receivable as a result of our revenue growth, offset by a reduction in accounts payable.

Cash provided by investing activities was $6,005,221 for the year ended December 31, 2008 compared to cash used in investing activities of $2,516,486 in 2007. The 2008 inflow primarily reflected net proceeds of $7,848,964 for the PDI acquisition, which was partially offset by the additions to property and equipment of $719,576, cash paid for acquisitions of $397,120 as well as $727,047 of contingent consideration paid in 2008.

Cash used in financing activities for the year ended December 31, 2008 was $7,127,138 versus cash provided of $3,813,659 in 2007. This activity in 2008 included approximately $7,300,000 of loan repayments resulting from the PDI transaction and cash generated from improved operations.

In March 2008 the Company sold the outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8.7 million with a holdback amount of $875,000 that was paid on March 17, 2009. With the proceeds from this transaction, the Company repaid in full promissory notes in an aggregate principal amount of $3,000,000 owing to Bruno Guazzoni (described below) and approximately $5,000,000 of short term debt. The remainder of the proceeds provided working capital availability over $4,000,000. The Company believes that the existing working capital is more than sufficient to cover its day to day needs.

On December 31, 2006 we entered into a revolving credit facility with LaSalle Bank National Associations (“LaSalle”). The agreement was amended on May 31, 2007 and November 14, 2007. As amended, the available line of credit was based on 80% of eligible accounts receivable up to a maximum of $8 million. The line of credit with LaSalle was further amended on March 18, 2008 at the time of the sale of PDI. The Company paid down $5,700,000 at the time of the amendment.

On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A., as successor-by-merger to LaSalle. The amendment increases the maximum revolving loan limit to $6 million from $5 million and modifies the fixed charge coverage ratio test required by the loan agreement. As amended, the loan agreement requires the borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the loan agreement also waives the EBITDA covenant for the November 2008 calendar month and terminates the EBITDA covenant as of the date of the amendment. Further, the amendment raises the face amount of the borrowers’ eligible accounts receivable from 60% to 80%. At March 24, 2009, the outstanding loan balance was $4,618,780 with available borrowings of $815,102. The loan has an expiration date of December 21, 2009.

Notes to Related Party	2008
Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2010	$4,575,000
Line of credit payable to principal shareholder, 15% interest, quarterly interest payments, matures March 15, 2010	1,027,322
Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2010	750,000
Total related party debt	$6,352,322

On March 14, 2006, the Company issued a promissory note in the amount of $500,000 to Bruno Guazzoni with a maturity date of May 31, 2007. On March 15, 2006, the Company issued another promissory note in the amount of $500,000 to Bruno Guazzoni, originally with a maturity date of January 2, 2007, which was extended in the same month to May 31, 2007. Both notes required quarterly cash interest payments at the rate of fifteen percent (15%) per annum, with principal repayable in cash at maturity. Both notes were repaid in full in March 2008 with the proceeds from the PDI disposition.

On December 30, 2005, ZCS issued a promissory note in the amount of $500,000 to Bruno Guazzoni with an original maturity date of January 2, 2007, which was subsequently extended first to May 31, 2007 and then to March 1, 2009. This note required quarterly interest payments at the rate of fifteen percent (15%) per annum, with principal repayable in cash at maturity. This note was repaid in full in March 2008 with the proceeds from the PDI disposition.

On October 1, 2003, PDI issued a promissory note to Emral Holdings Limited in the amount of $1,500,000 with an original maturity date of January 2, 2007, which was subsequently extended first to May 31, 2007 and then to March 1, 2009. This note was repaid in full in March 2008 with the proceeds from the PDI disposition.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 15, 2010 (extended from February 21, 2009) and requires quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used to fund the cash portion of consideration paid at closing for the acquisition of the DBA Group.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note requires quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be prepaid without penalty.

On March 15, 2007, the Company and our operating subsidiaries replaced four other existing promissory notes that had been issued to Bruno Guazzoni in the aggregate principal amount of $6,575,000 with notes containing identical terms except for the extension of the maturity dates to March 15, 2010. As of December 31, 2008 the aggregate principal amount was $4,575,000.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. However, due to scheduled debt maturity the Company requires additional capital or other sources of financing in order to meet its commitments. If necessary we will explore other sources of capital, to fund future acquisitions and provide additional working capital. We are also exploring other opportunities that may be available to maximize the Company’s value for its stockholders, including strategic transactions. As a result of the extraordinary tightening of the credit and equity markets, it may be difficult for us to secure such additional liquidity sources on favorable terms or at all. If we cannot secure additional funding, we will be unable to finance our acquisition strategy and/or continue our organic growth. Further, due to the recent trading price of our common stock and the possibility of NASDAQ delisting our common stock if we do not regain compliance with minimum listing standards of The NASDAQ Capital Market, completion of a financing could be more difficult and could result in dilution to the ownership interests of existing stockholders.

To further minimize cash outlays, we expect to continue to supplement compensation for both existing and new employees with equity incentives where possible. We believe that this strategy provides the ability to increase stockholder value, as well as utilize cash resources more effectively. To support this strategy, the stockholders of the Company, at its annual meeting in June 2005, approved an amendment to the Zanett, Inc. Incentive Stock Plan (“Stock Plan”) that increased the number of equity securities that can be issued under the plan from 1,750,000 shares to 2,500,000 shares. While this increase allows us greater flexibility in its use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders. Moreover, if we are unable to regain compliance with NASDAQ’s minimum listing requirements, we will be unable to continue this compensation practice.

The Company’s Board of Directors reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our Common Stock from time to time in open market transactions. Under the Company’s previous stock repurchase plan, as of December 31, 2008, we had repurchased 14,915 shares of our Common Stock at a cost of $179,015. None of these shares were repurchased in 2008 or 2007. These shares are reflected as treasury stock on the accompanying Consolidated Balance Sheets.

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

The Company’s liquidity could also be impacted by its concentration of credit risk associated with its bank accounts and accounts receivable, as follows:

—	We maintain our cash balances and money-market instruments with three separate institutions which we believe are of high credit quality to minimize our exposure. However, these deposits are subject to Federal Deposit Insurance limits.
—	We believe that any credit risk associated with our receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. However, the uncertainty of the current economic climate affects our level of assurance regarding any of our customers’ financial well-being. During 2008, no one customer accounted for more than 7% of revenues. During 2007, one customer accounted for approximately 8% of revenues. At December 31, 2008 and December 31, 2007, the Company did not have a customer account that accounted for over 11% of accounts receivable.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for and asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets of liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of Statement No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, Statement No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Statement No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combination” (SFAS 141R). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

Item 8. Financial Statements and Supplemental Data

The Company’s Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with authorization of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use of disposition of Company assets that could have a material effect on out financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of out financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies of procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions are set forth below:

Name	Age	Title	Since
Claudio M. Guazzoni	46	Chairman, Chief Executive Officer and Director	2000
Dennis Harkins	46	President and Chief Financial Officer	2006
L. Scott Perry	60	Director	2001
William H. Church	62	Director	2004
Leonard G. Goldstein	59	Director	2005
Charles T. Johnstone	57	Director	2008
Chuck Deskins	47	President ZCS	2006

All terms of office for directors are for one year. Officers of the Company serve at the pleasure of the Board of Directors.

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

Mr. Perry currently serves as President and a member of the board of directors of GPXS, a private Wireless application and services company. In the recent past he has served as chairman of INEA, a private Business performance management software company, Chairman of SmartServ Online, a NASDAQ listed wireless application provider, and was on the audit committee and a board member of Viacore, a corporate supply chain services company. He has also been an advisor and Operating Partner of Global Communications Partners, an early stage venture capital fund based in Menlo Park, California. In addition to his board and advisory responsibilities, Mr. Perry is the founder and principal of Cobblers Hill Group, based in Weston,

Connecticut, through which he advises a number of small and early stage companies as well as engaging with other larger companies on strategic consulting engagements.

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

Leonard G. Goldstein — Mr. Goldstein brings over 25 years of diversified technology and financial experience to the investment community. From 2001 to 2003, he was the Chief Information Officer of Pequot Capital Management, a premier hedge fund and venture capital group based in Westport, Connecticut and New York City, New York. He was responsible for overall technology strategy, evaluation, implementation and operations.

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

Charles T. Johnstone — Mr. Johnstone brings over 30 years of advertising and marketing experience to the investment community. From 1994 to 2000, he was the President and Chief Executive Officer of CTJ Enterprises.

Prior to CTJ, he served as Executive Vice-President at Showtown Publications. Prior to Showtown he was the New York ad director for Colonial Homes Magazine at Hearst Corporation. Prior to Hearst he was an account executive at BBDO advertising. Mr. Johnstone studied at Babson College.

Mr. Johnstone is currently retired and living in New York City.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained in the Company’s 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Board of Directors and Committees of the Board of Directors

Information with respect to committees of our Board of Directors will be contained in the Company’s 2009 Proxy Statement under the caption “Information about the Board of Directors and Committees of the Board of Directors” and is incorporated herein by reference.

Item 11. Executive Compensation

The response to this Item will be contained in the Company’s 2009 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item will be contained in the Company’s 2009 Proxy Statement under the caption “Security Ownership of Management and Principal Shareholders” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information with respect to the independence of our directors will be included in our 2009 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

During the year ended December 31, 2008, the Company was a party to the following transactions with related parties:

On March 18, 2008, the Company repaid all amounts outstanding on three promissory notes in an aggregate principal amount of $1.5 million issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 28.6% of Zanett’s outstanding common stock. In 2008 the company paid $790,125 in interest on promissory notes issued to Bruno Guazzoni. Also in March 2008, the Company repaid in full a $1.5 million promissory note issued to Emral Holdings Limited.

In addition to the notes that were repaid, the Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. The interest rate on the line of credit is prime plus two percent (2%). This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of December 31, 2008 this line had an outstanding balance of $1,027,000 with available borrowings of $1,973,000.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note had a maturity date of March 6, 2009, which was extended to March 15, 2010 and requires quarterly payments of interest beginning March 31, 2009, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group, discussed above.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note requires quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be prepaid without penalty.

As a policy, all transactions involving the Company and any related parties are reviewed by the President, CFO and CEO for approval. Additionally, all related party transactions are reviewed at each regular quarterly meeting the board of directors as we review with, and highlight for, the board any changes occurring during the quarter.

Item 14. Principal Accountant Fees and Services

The response to this Item will be contained in the Company’s 2009 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among Back Bay Technologies, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and the shareholders of Back Bay Technologies, Inc. dated as of December 7, 2001.
2.2(2)	Agreement and Plan of Merger by and among Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the shareholders of Brandywine Computer Group, Inc. dated as of May 31, 2002.
2.3(3)	Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the shareholders of Paragon Dynamics, Inc. dated as of January 31, 2003.
2.4(4)	Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority shareholder of DeltaData, Inc. dated as of November 30, 2003.
2.5(5)	Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004.
2.6(6)	Stock Purchase Agreement by and among Whitbread Technology Partners, Inc. Zanett Inc., and Joel D’Arcy dated as of March 1, 2005.
2.7(7)	Agreement and Plan of Merger of Whitbread Technology Partners, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005
2.8(7)	Agreement and Plan of Merger of INRANGE Consulting Corporation and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.9(7)	Agreement and Plan of Merger of Back Bay Technologies Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.10(8)	Stock Purchase Agreement, by and among Zanett, Inc., Delta Communications Group, Inc., and Howard Norton dated as of February 28, 2006.
2.11(9)	Stock Purchase Agreement by and among Data Road, Inc., Zanett, Inc., Zanett Commercial Solutions, Inc. and Jeffrey Francis and John Vaughan, dated as of May 1, 2006.
2.12(10)	Agreement and Plan of Merger by and among DBA Group, LLC, Zanett DBA Group, Inc., Zanett Inc., Jose David Rincon, Billy Hyden and David Wolf dated March 6, 2007.
2.13(22)	Stock Purchase Agreement, dated as of March 12, 2008, by and among KOR Electronics, Paragon Dynamics, Inc. and Zanett, Inc.
2.14(23)	Asset Purchase Agreement by and among Zanett Commercial Solutions, Inc., PS GoLive LLC and Michael Johnson dated November 25, 2008.
3.1(24)	Certificate of Incorporation.
3.2(11)	Bylaws.
4.1(12)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005.
4.2(12)	Form of Note.
4.3(12)	Form of Note Confirmation.
4.4(12)	Form of Subscription Agreement.
10.1(13)	Waiver No. 4 and Amendment No. 1 to First Amended and Restated Loan and Security Agreement dated as of August 31, 2006 by and between Fifth Third Bank and Zanett, Inc.
10.2(14)	Investor Rights Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.3(13)	Amendment No. 2 to the First Amended and Restated Loan and Security Agreement dated as of October 31, 2006 by and between Fifth Third Bank and Zanett, Inc.
10.4(14)	Stockholders’ Agreement dated as of January 26, 2001 by and among GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., Yossi Krasnjanski, Oleg Rabaev, Eli Yaacoby, Ravi Adusumilli and Gary Miselevich.

Exhibit Number	Document
10.5(14)	Common Stock Purchase Agreement dated as of January 26, 2001 by and between GlobeDrive.com, Inc. and Planet Zanett Corporate Incubator, Inc.
10.6(15)	Amendment to Investor Rights Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski Oleg Rabaev and Eli Yaacoby.
10.7(15)	Amendment to Stockholders’ Agreement dated as of August 31, 2001 by and between GlobeDrive.com, Inc., Planet Zanett Corporate Incubator, Inc., NOLA I, LLC, Yossi Krasnjanski, Oleg Rabaev and Eli Yaacoby.
10.8(15)	Letter agreement dated as of August 13, 2001 by and between Fanlink Networks, Inc. and Planet Zanett Corporate Incubator, Inc.
10.9(16)	* Zanett Inc. Amended and Restated Incentive Stock Plan.
10.10(17)	Loan and Security Agreement dated as of September 1, 2004 by and among Zanett, Inc., Back Bay Technologies, Inc., INRANGE Consulting Corporation, Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.
10.11(7)	First Amended and Restated Loan and Security Agreement dated as of December 30, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and Fifth Third Bank.
10.12(7)	Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.
10.13(10)	Amended and Restated Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.
10.14(7)	Promissory Note in the amount of $3,075,000 issued to Mr. Bruno Guazzoni.
10.15(10)	Amended and Restated Promissory Note in the amount of $3,075,000 issued to Mr. Bruno Guazzoni.
10.16(7)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.17(10)	Amended and Restated Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.18(15)	Promissory Note in the amount of $1,500,000 issued to Emral Holdings Limited.
10.19(10)	Amended and Restated Promissory Note in the amount of $1,500,000 issued to Mr. Bruno Guazzoni.
10.20(8)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.21(10)	Amended and Restated Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.22(8)	Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.23(10)	Amended and Restated Promissory Note in the amount of $500,000 issued to Mr. Bruno Guazzoni.
10.24(18)	Loan and Security Agreement dated as of December 21, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc., and LaSalle National Bank.
10.25(19)	Promissory Note in the amount of $5,000,000 issued to Mr. Bruno Guazzoni dated December 1, 2006.
10.26(20)	Line of Credit Note of $3,000,000 issued to Mr. Bruno Guazzoni, dated February 21, 2007.
10.27(20)	Promissory Note in the amount of $750,000 issued to Mr. Bruno Guazzoni, dated February 21, 2007.
10.28(21)	First Amendment and Modification to Loan and Security Agreement and Other Loan Documents, by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc., and Paragon Dynamics, Inc., dated May 31, 2007.
10.29(25)	Second Amendment and Modification to Loan and Security Agreement by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc. and Paragon Dynamics, Inc., dated November 14, 2007.

Exhibit Number	Document
10.30(22)	Third Amendment and Modification to Loan and Security Agreement dated March 18, 2008 by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc., and Paragon Dynamics, Inc.
10.31(24)	Fifth Amendment and Modification to Loan and Security Agreement and other Loan Documents with Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, dated January 22, 2009.
10.32	Promissory Note in the amount of $4,575,000 issued by Zanett Commercial Solutions, Inc. to Mr. Bruno Guazzoni, dated March 15, 2009.
10.33	Promissory Note in the amount of $750,000 issued by Zanett Commercial Solutions, Inc. to Mr. Bruno Guazzoni, dated March 15, 2009.
21.1	Subsidiaries of Zanett, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Current Report on Form 8-K filed December 21, 2001.
(2)	Incorporated by reference to our Current Report on Form 8-K filed June 17, 2002.
(3)	Incorporated by reference to our Current Report on Form 8-K filed February 13, 2003.
(4)	Incorporated by reference to our Current Report on Form 8-K filed December 19, 2003.
(5)	Incorporated by reference to our Current Report on Form 8-K filed May 6, 2004.
(6)	Incorporated by reference to our Current Report on Form 8-K filed March 7, 2005.
(7)	Incorporated by reference to Post-Effective Amendment No. 1 on Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed April 24, 2006.
(10)	Incorporated by reference to our Post-Effective Amendment No. 2 on Form S-1 dated July 17, 2007.
(11)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000.
(12)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-2 filed February 1, 2005.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(14)	Incorporated by reference to our Current Report on Form 8-K filed February 23, 2001.
(15)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2001.
(16)	Incorporated by reference to our Definitive Proxy Statement filed April 30, 2003.
(17)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.
(18)	Incorporated by reference to our Current Report on Form 8-K filed on December 28, 2006.
(19)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.
(20)	Incorporated by reference to our Current Report on Form 8-K filed on March 30, 2007.
(21)	Incorporated by reference to our Current Report on Form 8-K filed on March 24, 2007.
(22)	Incorporated by reference to our Current Report on Form 8-K filed on March 24, 2008.
(23)	Incorporated by reference to our Current Report on Form 8-K filed on December 2, 2008
(24)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009.
(25)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.
Date: March 31, 2009	By: /s/ Claudio M. Guazzoni Claudio M. Guazzoni Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Claudio M. Guazzoni Claudio M. Guazzoni	Chairman & Chief Executive Officer	March 31, 2009
/s/ Dennis Harkins Dennis Harkins	President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ L. Scott Perry L. Scott Perry	Director	March 31, 2009
/s/ William H. Church William H. Church	Director	March 31, 2009
/s/ Leonard G. Goldstein Leonard G. Goldstein	Director	March 31, 2009
/s/ Charles T. Johnstone Charles T. Johnstone	Director	March 31, 2009

ZANETT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zanett, Inc. at December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

March 30, 2009
New York, New York

ZANETT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$450,304	$1,261,065
Accounts receivable net of allowance for doubtful accounts of $332,945 and $106,843, respectively	6,855,916	7,531,980
Income tax receivable	56,062	132,364
Unbilled revenue	296,341	406,452
Prepaid expenses	319,436	270,672
Customer deposits	535,000	643,188
Other current assets	224,637	258,547
Assets held for sale	—	6,618,678
Total current assets	8,737,696	17,122,946
Property and equipment, net	1,333,280	1,005,162
Goodwill	15,762,216	14,538,761
Intangibles, net	962,292	1,394,644
Other assets	245,113	427,929
Total assets	$27,040,597	$34,489,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$620,466	$2,117,931
Accrued expenses	3,150,959	2,513,619
Short term debt	4,235,551	7,140,075
Short term debt-related party	1,027,322	2,300,000
Short term renewable unsecured subordinated debt	1,185,379	1,340,888
Other current liabilities	931,004	679,978
Income taxes payable	33,691	—
Deferred revenue	916,249	984,697
Deferred income taxes	27,054	19,359
Capital lease obligations	8,173	8,200
Liabilities held for sale	—	2,059,388
Total current liabilities	12,135,848	19,164,135
Notes payable – related party	5,325,000	6,825,000
Long term renewable unsecured subordinated debt	1,114,565	780,784
Other non-current liabilities	—	472,000
Deferred rent expense	70,000	66,401
Deferred income taxes	160,296	230,449
Total liabilities	18,805,709	27,538,769
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.004 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.004 par value; 12,500,000 shares authorized 7,608,506 and 7,481,301 shares issued and outstanding, respectively	30,434	29,925
Additional paid-in capital	31,715,421	31,203,565
Treasury stock, at cost – 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(23,331,952)	(24,103,802)
Total stockholders’ equity	8,234,888	6,950,673
Total liabilities and stockholders’ equity	$27,040,597	$34,489,442

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenue	$47,728,669	$40,860,461
Operating expenses:
Cost of revenue	32,936,179	29,770,639
Selling and marketing	5,835,123	4,887,024
General and administrative	8,177,276	7,240,060
Total operating expenses	46,948,578	41,897,723
Operating income/(loss)	780,091	(1,037,262)
Other income/(expense):
Interest income	10,540	2,811
Interest expense	(1,503,622)	(1,827,149)
Total other expense	(1,493,082)	(1,824,338)
Loss from continuing operations before income taxes	(712,991)	(2,861,600)
Income tax provision/(benefit)	162,153	(59,758)
Loss from continuing operations	(875,144)	(2,801,842)
(Loss)/income from discontinued operations, net of taxes	(285,919)	365,124
Gain on sale of discontinued operations, net of taxes	1,932,913	—
Net income/(loss)	$771,850	$(2,436,718)
Basic and diluted income/(loss) income per share:
Continuing operations	$(0.11)	$(0.09)
Discontinued operations	$0.21	$0.01
Net income/(loss) per common share to common	$0.10	$(0.08)
Weighted average shares outstanding – basic and diluted	7,620,192	7,430,619

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total
Balance, January 1, 2007	7,334,278	$29,337	$29,763,064	14,915	$(179,015)	$(21,667,084)	$7,946,302
Issuance of common stock in connection with acquisitions	147,023	588	977,638	—	—	—	978,226
Surrender of Common Stock in Compensatory restricted common stock and options issued to non-employees and employees	—	—	462,863	—	—	—	462,863
Net loss	—	—	—	—	—	(2,436,718)	(2,436,718)
Balance, December 31, 2007	7,481,301	$29,925	$31,203,565	14,915	$(179,015)	$(24,103,802)	$6,950,673
Issuance of common stock in connection with acquisitions	127,205	509	304,781	—	—	—	305,290
Compensatory restricted common stock and options issued to non-employees and employees	—	—	207,075	—	—	—	207,075
Net loss	—	—	—	—	—	771,850	771,850
Balance, December 31, 2008	7,608,506	$30,434	$31,715,421	14,915	$(179,015)	$(23,331,952)	$8,234,888

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$771,850	$(2,436,718)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	829,901	947,470
Stock based compensation and services	207,075	462,863
Gain on sale of PDI	(1,932,913)	—
Provision for doubtful accounts	325,485	45,864
Deferred rent expense	3,599	(21,733)
Deferred income taxes	(62,458)	(67,858)
Changes in, net of acquisitions:
Accounts receivable	1,268,519	(918,456)
Unbilled revenue	(404,965)	728,824
Prepaid expenses and other current assets	121,012	31,959
Other assets	182,816	59,268
Accrued expenses	513,215	(12,789)
Accounts payable	(1,518,830)	1,049,863
Other current liabilities	(14,973)	(186,588)
Income tax receivable	33,543	(89,605)
Income taxes payable	33,691	(61,198)
Deferred revenue	(45,411)	(144,456)
Net cash provided by/(used in) operating activities	311,156	(613,290)
Cash flows from investing activities:
Cash received for acquisitions, net	7,848,964	—
Cash paid for acquisitions, net of cash acquired	(397,120)	(821,069)
Cash paid as contingent consideration related to past acquisitions	(727,047)	(972,563)
Additions to property and equipment	(719,576)	(767,854)
Cash flows provided by/(used in) investing activities	6,005,221	(2,561,486)
Cash flows from financing activities:
Issuance of notes payable to related party	—	3,050,000
Payments for debt issuance costs	(128,181)	(181,350)
Redemption of unsecured notes	178,272	—
Proceeds from short term borrowings	—	920,365
Proceeds from issuance of unsecured notes	—	41,988
Repayments of short term borrowings	(2,904,524)	—
Repayments of notes payable to related party	(4,272,678)	—
Capital lease payments	(27)	(17,344)
Cash flows provided by/(used in) financing activities	(7,127,138)	3,813,659
Net (decrease)/increase in cash and cash equivalents	(810,761)	638,883
Cash and cash equivalents, beginning of year	1,261,065	622,182
Cash and cash equivalents, end of year	$450,304	$1,261,065
Supplemental Disclosures of Cash Flow Information:
Fair value of assets acquired	$397,120	$1,392,023
Net cash paid for acquisition	397,120	821,069
Liabilities assumed	$—	$570,954
Cash paid during the year for:
Interest	$1,430,411	$1,741,953
Income taxes	$86,809	$174,397

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Business and Organization

Zanett Inc. (the “Company”) is an information technology (“IT”) company that provides customized IT solutions to Fortune 500 corporations and mid-market companies. Until the disposition of Paragon Dynamic, Inc. (“PDI”), the Company also provided such solutions to classified government agencies. The Company’s overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company provides commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia. In December 2008, ZCS acquired PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, FL.

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

The Company’s former government segment consisted of “PDI”, which was acquired in January 2003. PDI was treated as a discontinued operation as of December 31, 2007 because the decision was reached in the fourth quarter of 2007 to exit the government IT engineering business that is PDI’s principal business activity. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, which sale was completed on March 17, 2008. See also Notes 8 and 21.

Liquidity

During the year ended December 31, 2008, the Company incurred a loss from continuing operations of $875,144 and cash provided by operations of $311,156. As of December 31, 2008, the Company had an excess of current liabilities compared to current assets of approximately $3.3 million. As of December 31, 2008, the Company’s revolving line of credit with Bank of America, as successor-by-merger to LaSalle Bank, had a balance of $4.2 million with available borrowings of $844,798. In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3 million (see Note 14). This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of December 31, 2008 this line of credit had a balance of $1.027 million with available borrowings of $2 million.

In March 2008 the Company sold the outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8,775,000 with a holdback amount of $875,000 due March 17, 2009. With these proceeds the Company was able to pay down $3,000,000 in related party debt and approximately $5,000,000 of short term debt. This transaction provided working capital availability of over $3,300,000. The Company believes that the existing working capital is adequate to fund its cash flow requirements.

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

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies  – (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include, but are not limited to, revenue recognition, including estimates to complete, on fixed fee contracts, allowance for doubtful accounts, impairment of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the reliability of deferred tax assets and liabilities.

Reverse Stock Split

On June 30, 2008, the Company effected a reverse stock split pursuant to which each four outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.004 (the “Reverse Stock Split”). All of the share numbers, stock price and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2008 and 2007 approximate their fair values due to their short maturities. We place our cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company’s notes payable and long-term debt approximates their current fair value.

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

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company’s reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies  – (continued)

had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess.

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

Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2008 and 2007 was $70,000 and $66,000, respectively, and is included in other liabilities on the Consolidated Balance Sheets. The current portion of deferred rent at December 31, 2008 and 2007 was $3,600 and $21,729, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers. We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We do not obtain collateral from our customers to secure accounts receivable.

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

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with, the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. Costs capitalized include an allocation of the costs incurred for the Company’s own personnel who are directly associated with software development. For the year ended December 31, 2008 there were $ 486,221 costs capitalized and in 2007 there were $197,093 costs capitalized.

Income Taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the adoption date of January 1, 2007 and also as of December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the year ended December 31, 2008 and 2007. Tax years beginning in 2005 are generally subject to examination by taxing authorities.

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

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Significant Accounting Policies  – (continued)

Reclassifications

Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

Note 3. Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense for employee related stock options of $105,000 and $341,403, respectively.

Loss per Share Information

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2008 and 2007, the Company excluded all of its 1,750,191 and 1,761,033 stock options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for and asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets of liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Stock Based Compensation  – (continued)

The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement No. 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of Statement No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, Statement No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Statement No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combination” (SFAS 141R). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

Note 4. Acquisitions

The following information is about the Company’s recent acquisitions:

2008

PS GOLIVE LLC

On November 25, 2008, ZCS completed the acquisition of the agreed upon assets of PS GoLive from the owner of PS GoLive (the “PS GoLive Owners”).

The total consideration to be paid by ZCS to the PS GoLive Owner is comprised of initial consideration, a purchase price adjustment based upon the level of PS GoLive net working capital at closing, and future contingent consideration.

The initial consideration consisted of $397,120 in cash.

The PS GoLive Owners are eligible to receive contingent consideration of up to $1,200,000, in the aggregate, for the three successive annual performance periods commencing December 1, 2008 based upon PS GoLive attaining specified adjusted income and revenue targets in each period.

ZCS can elect to pay the PS GoLive Owners on or prior to the six month anniversary of the Closing Date, a lump sum cash buyout payment of $750,000. If ZCS elects to pay the buyout payment after the six month anniversary of the closing date, but on or prior to the one year anniversary of the closing date, It will make a lump sum cash buyout payment of $1,000,000.

The amount of any contingent payment payable to the Seller shall be reduced on a dollar-for-dollar basis by an amount equal to the initial consideration until the aggregate amount of reductions equals the initial consideration.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions  – (continued)

The post acquisition consolidated financial statements include the results of operations of PS GoLive from the acquisition date. The initial purchase price of $397,120 has been allocated to goodwill and is pending managements’ final valuation of the fair value of the net assets acquired as of the date of acquisition. At that time the purchase price will be allocated to Zanett’s identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired being recorded as goodwill.

The following table sets forth the components of the purchase price paid to date:

Cash Paid	$397,120
Total Purchase	$397,120

2007

The DBA Group

On March 6, 2007, ZCS completed the acquisition of all of the issued and outstanding capital stock of DBA from the shareholders of DBA (the “DBA Shareholders”).

The total consideration to be paid by ZCS to the DBA Shareholders is comprised of initial consideration, a purchase price adjustment based upon the level of DBA’s net working capital at closing, and future contingent consideration.

The initial consideration consisted of $750,000 in cash and $750,000 of Zaneh common stock which was calculated using the average share price of the three days preceding the transaction.

The DBA Shareholders are eligible to receive contingent consideration of up to $1,500,000, in the aggregate, for the three successive annual performance periods commencing February 1, 2007 based upon DBA attaining specified adjusted income and revenue targets in each period.

In addition, for each of the first three annual performance periods, if DBA exceeds performance targets specified in the DBA purchase agreement (the “DBA Agreement”), the DBA Shareholders will be entitled to receive additional contingent consideration equal to the contingent cash consideration payable with respect to the applicable performance period multiplied by the amount by which a performance multiple calculated pursuant to the DBA Agreement exceeds one. This additional contingent consideration is payable, at the option of ZCS, in cash, options to acquire Zanett common stock, or a combination of both. The DBA Agreement provides that the aggregate contingent consideration payable to the DBA Shareholders under the DBA Agreement shall not exceed, in the aggregate, $2 million.

The Zanett common stock issued or issuable to the DBA Shareholders pursuant to the DBA Agreement is subject to certain transfer restrictions until the fifth anniversary of the closing of the transactions pursuant to a lock-up agreement with each of the DBA Shareholders, subject to certain limited exceptions. In connection with the DBA Agreement, the DBA Shareholders also entered into employment agreements with ZCS.

For accounting purposes, the Company has recorded all of the DBA transaction consideration at its fair value. For shares issued, the value was based on the average closing price of the Zanett common stock for the three trading days, immediately before and after March 6, 2007, which was the date the transaction was announced. Contingent consideration will be recorded by the Company if DBA’s achievement of adjusted income and revenue targets is satisfied beyond a reasonable doubt.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions  – (continued)

The following table sets forth the components of the purchase price paid to date:

Cash paid	$750,000
Common stock issued	750,000
Costs incurred related to acquisition	49,421
Deferred Purchase Consideration	610,580
Total purchase price	$2,160,001

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

The purchase price of DBA has been allocated as follows:

Current assets	$419,893
Property and equipment	40,854
Intangible assets	899,000
Liabilities assumed, current	(570,954)
Fair value of net liabilities assumed	788,793
Goodwill	$1,371,208

Note 5. Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of DBA and PS GoLive had occurred on January 1, 2007. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisitions actually occurred on January 1 or indicative of results that may occur in the future.

	Year Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Pro forma results:
Revenues	$46,661,666	$44,982,947
Net Loss from continuing operations	(895,379)	(2,368,172)
Loss per common share from continued operations
- Basic and Diluted	$(0.12)	$(0.32)

Note 6. Segments

The Company’s current continuing operations are comprised of one segment, Commercial Solutions.

The Commercial Solutions segment is comprised of ZCS, under which BBT, ICC, WTP, Data Road and DBA and PS GoLive operate. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Intangibles

Intangibles consisted of the following at December 31, 2008 and 2007:

	Average Remaining Useful Life (in Years)	December 31, 2008			December 31, 2007
		Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Customer Relationships	11.17	1,577,000	(867,325)	709,675	1,577,000	(546,196)	1,030,804
Non-compete Agreement	6.83	193,000	(127,508)	65,492	193,000	(77,667)	115,333
Trade Names	5.58	408,000	(220,875)	187,125	408,000	(159,493)	248,507
Total		$2,178,000	$(1,215,708)	$962,292	$2,178,000	$(783,356)	$1,394,644

Amortization expense was $432,352 and $395,502 in 2008 and 2007, respectively. Based on the Company’s amortizable intangible assets as of December 31, 2008, the Company expects related amortization expense for the next four fiscal years to be $347,207, $260,547, $194,092 and $40,450, respectively.

Note 8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance at January 1, 2007	$13,259,823
DBA acquisition	758,628
Data Road acquisition	104,584
Contingent consideration – Data Road	415,726
Balance at December 31, 2007	$14,538,761
Balance at January 1, 2008	$14,538,761
Contingent consideration – DBA	610,580
Contingent consideration – Data Road	251,755
PSGoLive acquisition	397,120
Balance at December 31, 2008	$15,798,216

In October 2008 and 2007 we performed our annual test for impairment of goodwill and concluded that no impairment charge was required for either year. In testing for impairment, the Company compared the carrying value of its operations, including goodwill, to the value of those operations based on management’s analysis of the relevant facts, including a third-party valuation.

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

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Assets and Liabilities Held for Sale and Discontinued Operations  – (continued)

Therefore the assets and liabilities as of December 31, 2007 have been presented as assets and liabilities held for sale. The assets and liabilities to be disposed of are as follows:

December 31, 2007
Other current assets	1,531,275
Property and equipment, net	250,501
Other assets	7,500
Goodwill	4,829,402
Assets held for sale	$6,618,678
Accounts payable	(30,629)
Accrued expenses	(491,410)
Other current liabilities	(37,349)
Note payable	(1,500,000)
Liabilities held for sale	$(2,059,388)

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Year Ended December 31,
	2008	2007
Revenue	$1,602,575	$7,658,806
Operating (loss)/income before income taxes	(285,919)	378,009
(Loss)/income from discontinued operations, net of taxes	$(285,919)	$365,124
Gain on sale of discounted operations, net of taxes	$1,932,913	—

Note 10. Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

		December 31,
	Estimated Useful Life	2008	2007
Computer equipment	3 years	$1,325,575	$1,224,161
Computer software	3 years	244,583	244,583
Furniture and fixtures	5 years	290,554	207,132
Leasehold improvements	Lesser of lease term of life of asset	143,339	143,339
Construction in progress		711,968	197,093
		2,716,019	2,016,308
Less Accumulated depreciation and amortization		(1,382,739)	(1,011,146)
Property and equipment, net		$1,333,280	$1,005,162

As of December 31, 2008 and 2007, property and equipment financed with capital leases had a cost of $75,757 and $75,757, respectively, and related accumulated depreciation of $75,757 and $58,922, respectively. Depreciation expense related to all property and equipment was $371,593 and $308,922 for the years ended December 31, 2008 and 2007, respectively.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Restricted Common Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the years ended December 31, 2008 and 2007, is presented below (restricted shares in thousands):

	Restricted Shares	Weighted Average Exercise Price
Unvested restricted shares outstanding, January 1, 2007	509,843	$10.15
Granted	147,024	6.65
Vested	—	—
Forfeited	—	—
Unvested restricted shares outstanding, December 31, 2007	656,867	9.37
Granted	742,205	0.99
Vested	(301,370)	9.65
Forfeited	—	—
Unvested restricted shares outstanding, December 31, 2008	1,097,702	$3.62

Restricted stock compensation costs are allocated as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
General and administrative	$32	$—
Sales and marketing	$4	—
	$36	$—

All of the shares of Common Stock issued by the Company in its acquisitions of operating units, as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2008, 482,702 out of 1,332,642 shares pursuant to the lock-up agreements had been released from the restrictions. On November 11, 2008, the Company granted awards of 615,000 shares of restricted common stock to certain of its directors and officers, pursuant to the Company’s Incentive Stock Plan. The restricted shares vest on November 11, 2009.

Note 12. Stock Option Activity

In November 2001, the Company implemented the Zanett, Inc. Incentive Stock Plan (the “Stock Plan”). The plan provides for the grant of incentive stock options, stock awards, stock appreciation rights and direct purchases of Common Stock (collectively “Stock Rights”). The Board of Directors and management of the Company believe that the grant of Stock Rights will be a significant factor in the Company’s growth and its ability to attract, retain and motivate qualified employees, directors and consultants. The Stock Plan gives broad powers to the Board of Directors to administer or to appoint a committee to administer, interpret and implement the Stock Plan, including authority to determine the terms and conditions for all grants of Stock Rights. The terms and conditions of each award are determined by a committee appointed by the Board of Directors of the Company. Under the plan, the committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of granted vesting share based payments is on a straight line basis over the requisite service period for the entire award.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option Activity  – (continued)

On April 29, 2005, the Company’s board of directors adopted an amended and restated Stock Plan, which increased the number of shares of the Common Stock issuable under the plan from 7,000,000 shares to 10,000,000 shares. The plan was approved by the Company’s shareholders at the annual meeting in June 2005.

During 2008 and 2007, the Company issued options to purchase 345,000 and 802,500 shares of its Common Stock, respectively, under the Stock Plan. At December 31, 2007, 1,750,191 common shares were available for future issuance under the Stock Plan. During 2008, options to purchase 355,842 shares of Common Stock were forfeited or expired unexercised.

The fair value of the Company’s stock-based awards issued to employees in the year ended December 31, 2008 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55% and a risk-free rate of 4.62%.

In October 2006, November 2006, March 2007 and August 2007 the Company issued 3,866,500 options which vest only when the Company files a Annual Report on Form 10-K showing an annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Currently the Company has incurred no expense for these options, as the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of December 31, 2008 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,761,033	$8.08
Granted	345,000	$0.70
Exercised	—	—
Forfeited	(355,842)	7.74
Outstanding at December 31, 2008	1,750,191	$6.70	6.64	$—

The weighted average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 were $.70 and $1.31, respectively.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2008	924,955	$6.36
Granted	345,000	0.70
Vested	(41,192)	13.76
Forfeited	(284,038)	6.90
Non-vested at December 31, 2008	944,725	$3.81

At December 31, 2008, there was zero total unrecognized compensation cost related to non-vested non-qualified stock option awards. The total fair value of options vested in the year ended December 31, 2008 was zero.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Stock Option Activity  – (continued)

The following tables present option activity and options outstanding and exercisable:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	1,826,967	$8.44
Granted to employees	200,625	5.25
Granted to directors	—	—
Granted to vendors	—	—
Exercised	—	—
Forfeited/expired	(266,559)	8.20
Outstanding, December 31, 2007	1,761,033	$8.08
Granted to employees	225,000	0.70
Granted to directors	120,000	0.70
Granted to vendors	—	—
Exercised	—	—
Forfeited/expired	(355,842)	7.74
Outstanding, December 31, 2008	1,750,191	$6.70

Options Outstanding

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Contractual Life Remaining (Yr)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.70	345,000	9.86	$0.70	—	$—
$1.92 – $3.84	55,833	7.82	3.57	5,333	3.28
$5.00 – $7.64	553,412	7.52	5.29	39,287	5.62
$8.00	430,625	3.60	8.00	430,625	8.00
$8.08 – $10.00	74,009	4.60	9.41	74,009	9.41
$10.04 – $11.00	26,813	5.21	10.90	26,812	10.90
$12.12 – $14.00	122,375	6.30	13.33	89,025	13.43
$14.32 – $20.32	142,124	6.44	16.08	140,375	16.08
	1,750,191	6.64	$6.70	805,466	$10.09

Note 13. Stock Repurchase Plan

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. Under the Company’s previous stock repurchase plan, as of December 31, 2008, we repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet. There were no shares repurchased in 2008 or 2007.

Note 14. Related Party Transactions

On March 15, 2007, the Company replaced notes totaling $6,075,000 payable to Bruno Guazzoni, the uncle of the Company’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 28.8% of the Company’s outstanding Common Stock, with new notes which have identical terms to the old notes except for extended maturity dates. The Company had previously extended the maturity dates on these promissory notes in March 2006. Promissory notes in the amounts of $3,075,000 and $1,500,000 originally due on October 31, 2006 and subsequently extended first to May 31, 2007 and then to March 15, 2009 were replaced by a combined note for $4,575,000 with new notes with identical terms due March 15, 2010. These notes bear

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions  – (continued)

interest at an annual rate of 11%. In 2008, in connection with its sale of PDI, the Company repaid the following notes: the October 1, 2003 note between Emral Holdings Limited and PDI in the amount of $1,500,000, at an interest rate of fifteen percent (15%) and with a maturity date, as subsequently extended, of March 31, 2009; the December 30, 2005 note between the Company and Bruno Guazzoni in the amount of $500,000, at an interest rate of fifteen percent (15%) and with a maturity date, as extended, of March 1, 2009; the March 14, 2006 note between the Company and Bruno Guazzoni in the amount of $500,000, at an interest rate of fifteen percent (15%) and with a maturity date, as extended, of March 1, 2008; the March 15, 2006 note between the Company and Bruno Guazzoni in the amount of $500,000, at an interest rate of fifteen percent (15%) and with a maturity date, as extended, of March 1, 2009.

On October 14, 2006, the Company entered into a two year line of credit arrangement with Bruno Guazzoni, which provided the Company with access to up to $5.0 million to repay its credit facility with Fifth Third Bank or for working capital needs. The interest rate on the line of credit was Prime plus 2%. On December 1, 2006 the Company initiated borrowings under this arrangement evidenced by a new promissory note (the “New Note”) whereby approximately $4,551,843 of proceeds were used to repay in full the Company’s credit facility with Fifth Third Bank, which expired by its terms on November 30, 2006, with the remainder of the proceeds being held on deposit with Fifth Third Bank. The New Note was repaid in its entirety upon the closing of the Company’s new loan and security agreement with LaSalle. This line of credit arrangement has been terminated.

In February 2007, the Company entered into a new line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of December 31, 2008 the outstanding balance on this line was $1,027,322.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 15, 2010 and requires quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group.

Interest expense on these notes between the Company and Bruno Guazzoni was $769,410 and $992,058 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $151,403 interest accrued under those notes.

In 2008 and 2007, the Company was party to a sublease arrangement for its New York City office with an entity related to the CEO of the Company. Rental income and another current asset of $66,000 has been recognized through December 31, 2008 in connection with this arrangement.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Notes Payable, Revolving Credit Facility, Line of Credit and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at December 31, 2008 and 2007 and are as follows:

Notes Payable

Notes Payable	2008	2007
Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2010	$4,575,000	$4,575,000
Notes payable to principal shareholder, 15% interest, quarterly interest payments, matures March 15, 2009	—	1,500,000
Notes payable to financial institution, 15% interest, quarterly interest payments, matures July 2008	—	1,500,000
Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2010	750,000	—
Total notes payable	$5,325,000	$7,575,000
Less: Current Portion	—	—
Long-term portion of notes payable	$5,325,000	$7,575,000

On March 15, 2009, the Company replaced the notes payable to a principal shareholder of $4,575,000 and $750,000 for new notes which have identical terms except for an extension of the maturity date to March 15, 2010. As a result, the Company has reflected these notes payable as long-term in the accompanying consolidated balance sheet.

Scheduled maturities of notes payable outstanding at December 31, 2008 are as follows:

Year Ending December 31,	Notes Payable Outstanding
2009	—
2010	5,325,000
$5,325,000

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle (to which Bank of America is successor-by-merger) that has an expiration date of December 21, 2009 (the “Loan Agreement”). Under that agreement, the bank provided a three-year, secured, revolving credit facility in the amount of $8,000,000. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at Prime or LIBOR plus 250 basis points. The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $178,825. These fees are classified as other assets in our balance sheet and will be amortized over the life of the loan. At December 31, 2008 the outstanding loan balance was $4,235,551 and available borrowings were $844,798. The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company must maintain a senior debt ratio of not greater than 2.75 to 1.0 for the 12 month period ended September 30, 2007, and of not greater than 2.5 to 1.0 thereafter. The Company was also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the loan. On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America. The amendment increases the maximum revolving loan limit to $6 million from $5 million. The Amendment also modifies the fixed charge coverage ratio test required by

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Notes Payable, Revolving Credit Facility, Line of Credit and Subordinated Debt Arrangements  – (continued)

the Loan Agreement. As amended, the Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the Loan Agreement also waives the EBITDA covenant for the November 2008 calendar month and terminates the EBITDA covenant as of the date of the amendment. Further, the amendment raises the face amount of borrowers’ eligible accounts receivable from 60% to 80%.

The Company has borrowings under their revolving line of credit of $4,235,551 and $7,140,075 to Bank of America as of December 31, 2008 and 2007, respectively, which were reflected as current liabilities on the balance sheet. The Bank of America note at December 31, 2007 is reflected as short term based upon certain terms of the agreement in accordance with Emerging Issues Task Force No.95-22.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The interest rate on the line of credit is prime plus two percent (2%). The line has a maturity date of March 15, 2010, extended from February 21, 2009. At December 31, 2008, the outstanding balance on this line of credit was $1,027,322.

Renewable Unsecured Subordinated Debt

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through December 31, 2008, the Company has issued $2,121,672 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of December 31, 2008:

	Original Term	Principal Amount	Percentage	Weighted Average Rate
Renewable unsecured	3 months	$51,377	2.23%	7.44%
subordinated notes	6 months	39,571	1.72%	8.09%
	1 year	617,774	26.86%	12.14%
	2 years	611,882	26.60%	11.89%
	3 years	707,194	30.75%	13.65%
	4 years	157,000	6.83%	9.20%
	5 years	33,096	1.44%	9.52%
	10 years	82,050	3.57%	8.85%
Total		$2,299,944	100.00%	12.01%
Less current portion of notes payable:		(1,185,379)
Long-term portion		$1,114,565

The Company made interest payments on the above mentioned unsecured notes during the year ended December 31, 2008 and 2007, in the amounts of $289,815 and $135,695, respectively.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Employee compensation and commissions	2,110,637	1,195,556
Professional fees	178,923	219,175
Sales taxes	11,846	22,591
Interest payable	249,609	417,584
Contractors fees	527,499	454,034
Other	66,545	204,679
Total accrued expenses	3,145,059	2,513,619

Note 17. Employee Benefit Plans

Each of our operating companies have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the “Plans”) and cover all employees of the respective subsidiaries meeting certain service and age requirements. In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Company. The maximum matching contributions range from 50% of the first 4% to 10% of an employee’s annual wages. The amount contributed to the Plans by the Company subsequent to each acquisition by the Company was approximately $426,155 and $536,009 for the years ended December 31, 2008 and 2007, respectively.

Note 18. Commitments and Contingencies

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2014. Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2008 future minimum lease payments under these non-cancelable operating leases are as follows:

Year Ending December 31,	Operating Leases
2009	878,932
2010	796,861
2011	637,019
2012	595,485
2013	573,418
Thereafter	330,000
$3,811,715

Total rent expense under all leases was $697,822 and $822,270 for the years ended December 31, 2008 and 2007, respectively.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured. All of the Company’s accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and credit worthiness of its customers, which are principally large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the year ended December 31, 2008, the Company had one customer that accounted for approximately 7%of total revenues. For the year ended December 31, 2007, the Company had one customer that accounted for approximately 8% of revenues.

Note 20. Income Taxes

At December 31, 2008, the Company had federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $4.1 million and $7.9 million, respectively, which can be used to offset current and future federal and state taxable income, if any, through 2028 and 2015, respectively.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, future income projections and the overall prospects of the Company’s business. Based upon management’s assessment of all available evidence, the Company has provided valuation allowances to offset its deferred tax assets due to the significant uncertainties related to its ability to generate future taxable income. The net increases/(decreases) in the total valuation allowance for the years ended December 31, 2008 and December 31, 2007 were ($0.5) million and $0.5 million.

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated income statements consists of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$33,691	$—
State and local	128,462	(59,376)
Total Current	162,153	(59,376)
Deferred:
Federal	$—	$8,100
State and local	—	(8,482)
Total Current	—	382
Total provision (benefit)	$162,153	$(59,758)

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes  – (continued)

The significant components of the Company’s net deferred tax asset are summarized as follows:

	December 31, 2008	December 31, 2007
Stock-based compensation	$3,506,757	$3,820,592
Net operating loss carryforwards	1,540,970	1,544,891
Tax/book basis difference in assets	(130,047)	(132,254)
Reserves and other accruals	236,151	338,857
Total gross deferred tax assets	$5,153,831	$5,572,086
Valuation allowance	(5,341,181)	(5,821,894)
Net deferred tax liability	$(187,350)	$(249,808)
Less: current deferred tax liability	27,054	19,359
Long-term deferred tax liability	$160,296	$230,449

The following is a reconciliation of the income tax benefit computed at the statutory rate to the provision for income taxes:

	Year Ended December 31,
	2008	2007
Income tax provision computed at the federal rate of 35%	$462,889	$(1,001,560)
State and local income taxes, net of federal benefit	83,500	(12,469)
Permanent differences	111,601	42,947
Expiration of capital loss carry forward	—	595,953
Other	(7,525)	—
Change in federal valuation allowance	43,607	(105,802)
	(531,919)	421,173
	$162,153	$(59,758)

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards (following certain ownership changes, as defined by the Act) under IRC 382, which could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as defined by the Act, as a result of past financings and may experience others in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned federal operating loss carryforwards will be limited. The Company is in the process of determining the impact of ownership changes that have occurred, a s defined by the Act. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

The Company files income tax returns in the U.S. and various states and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2004. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit. The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on January 1, 2007 with no material impact to the financial statements.

The Company had no unrecognized tax benefits at December 31, 2008 that would affect the annual effective tax rate. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

ZANETT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Supplemental Non-Cash Disclosures to the Statements of Cash Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2008 and 2007:

	2008	2007
Issuance of Common Stock in connection with acquisitions	$304,781	$977,638