Form 10-Q
period 2009-03-31
ZANETT INC
filed 2009-05-15
CIK 1133872

'United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at May 15, 2009
Common stock $.001 Par Value	8,727,847

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 - Financial Statements.	1

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008
1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4 - Controls and Procedures.	18

PART II OTHER INFORMATION	18

Item 6 – Exhibits.	18

Signatures	19

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,971	$450,304
Accounts receivable net of allowance for doubtful accounts of $684,630 and $332,945, respectively	7,940,465	6,855,916
Income tax receivable	56,062	56,062
Unbilled revenue	624,921	296,341
Prepaid expenses	374,794	319,436
Customer deposits	535,000	535,000
Other current assets	196,611	224,637
Total current assets	9,780,824	8,737,696

Property and equipment, net	1,340,756	1,333,280
Goodwill	16,228,246	15,762,216
Other intangibles, net	855,795	962,292
Other assets	205,149	245,113
Total assets	$28,410,770	$27,040,597
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,175,657	$620,466
Accrued expenses	3,533,773	3,150,959
Short-term debt	4,271,644	4,235,551
Short-term debt-related party	6,352,322	1,027,322
Short-term renewable unsecured subordinated debt	1,049,462	1,185,379
Other current liabilities	901,730	931,004
Income taxes payable	51,909	33,691
Deferred revenue	642,353	916,249
Deferred income taxes	27,054	27,054
Capital lease obligations	8,173	8,173
Total current liabilities	18,014,077	12,135,848

Short term notes payable-related party	-	5,325,000
Long term renewable unsecured subordinated debt	1,209,545	1,114,565
Deferred rent expense	68,150	70,000
Deferred income taxes	152,707	160,296
Total liabilities	19,444,479	18,805,709

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.004 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.004 par value; 12,500,000 shares authorized; 8,727,847 and 7,608,506 shares issued and outstanding, respectively	32,443	30,434
Additional paid-in capital	32,112,577	31,715,421
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(22,999,714)	(23,331,952)
Total stockholders' equity	8,966,291	8,234,888
' Total liabilities and stockholders' equity	$28,410,770	$27,040,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2009	2008

Revenue	$10,959,853	$12,381,092
Operating expenses:
Cost of revenue	7,648,136	8,517,779
Selling and marketing	1,618,774	1,329,042
General and administrative	1,886,528	2,431,909
Total operating expenses	11,153,438	12,278,730
Operating income/(loss)	(193,585)	102,362

Other income/ (expense):
Interest income	-	44
Interest expense	(327,488)	(447,482)
Total other expense	(327,488)	(447,438)

Loss from continuing operations
before income taxes	(521,073)	(345,076)

Income tax provision	34,136	41,942
Loss from continuing operations after taxes	$(555,209)	$(387,018)

Loss from discontinued operations, net of taxes	$-	$(285,919)

Gain on sale of discontinued operations, net of taxes	887,500	1,932,913

Net income	$332,291	$1,259,976
Basic and diluted income/(loss) per share:

Continuing operations	$(0.07)	$(0.05)
Discontinued operations	$0.11	$0.22
Net income per common share to common stockholders – basic and diluted	$0.04	$0.17
Weighted average shares outstanding - basic and diluted	8,297,783	7,527,943

The accompanying notes are an integral part of these condensed financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$332,291	$1,259,976
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	227,091	228,769
Stock based compensation and services	155,800	59,619
Gain on sale of discontinued operations	(887,500)	(1,932,913)
Provision for doubtful accounts	351,654	-
Deferred Income taxes	(7,589)	(9,589)
Changes in:
Accounts receivable	(1,436,203)	(71,537)
Unbilled revenue	(328,580)	(382,967)
Prepaid expenses and other current assets	(27,332)	(47,183)
Other assets	39,964	37,013
Accrued expenses	354,690	1,030,400
Accounts payable	555,193	(827,178)
Income taxes payable	18,218	8,752
Other current liabilities	(5,274)	-
Deferred revenue	(273,896)	(154,373)
Deferred rent expense	(1,850)	900
Net cash used in operating activities	(933,323)	(800,311)

Cash flows from investing activities:
Cash received for acquisitions, net of cash acquired	20,715	-
Cash paid for contingent consideration related to acquisitions	(72,644)	(415,291)
Additions to property and equipment	(128,070)	(119,088)
Cash received from sale of discontinued operations, net	720,833	8,092,758
Net cash provided by investing activities	540,834	7,558,379

Cash flows from financing activities:
Repayment of notes payable to related party	-	(3,000,000)
Repayment of short term borrowings	36,093	(4,988,405)
Payments for redemptions of unsecured notes	(40,937)	66,000
Capital lease payments	-	(22)
Net cash used in financing activities	(4,844)	(7,922,427)

Net decrease in cash and cash equivalents	(397,333)	(1,164,359)
Cash and cash equivalents, beginning of period	450,304	1,261,065
Cash and cash equivalents, end of period	52,971	$96,706
Supplemental cash flow information:
Income taxes paid	$23,507	$18,812
Interest paid	$234,436	$384,734
Non-cash financing activity:
Shares issued for contingent consideration	502,672	508,818
Contingent consideration accrued	194,578	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of Zanett, Inc. (“Zanett” or the "Company") financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008 which are contained in the Company's Annual Report on Form 10-K. The results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

As of March 31, 2009, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 2.  Organization and Business

Zanett Inc. (the “Company”) is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies. Until the disposition of Paragon Dynamic, Inc. ("PDI") discussed below, the Company also provided such solutions to classified government agencies. The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

The Company historically provided commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts. On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia. In November 2008, ZCS acquired PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, FL.

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

On March 14, 2008, the Company entered into a Stock Purchase Agreement (the "Agreement") with KOR Electronics ("KOR") and PDI. The Agreement provided for the sale by the Company to KOR of all the issued and outstanding stock of PDI which the company had acquired on January 31, 2003. The transaction closed (the "Closing") on March 18, 2008 (the "Closing Date").

The Agreement provided for a purchase price of $8,875,000 in cash, plus certain working capital adjustments. The initial working capital adjustment was $715,175, which was adjusted to $566,691 for a total aggregate purchase consideration of $9,441,691, including the working capital adjustment. Of that amount, $887,500 (the "Holdback Amount") was held back by KOR to secure the Company's indemnification obligations. On the Closing Date, KOR paid the Company $8,554,191, adjusted for working capital adjustment. Total proceeds net of transaction expense were $8,092,758. The Holdback Amount of $887,500, was paid in full to the Company on the one year anniversary of the Closing Date.

As a condition to Closing, a portion of the proceeds of the sale of PDI was used to completely pay off the $1.5 million Amended and Restated Promissory Note bearing a 15% coupon issued by PDI to Emral Holdings dated March 15, 2007. A portion of the proceeds were used to completely pay off $1.5 million in promissory notes bearing a 15% coupon issued by the Company to Bruno Guazzoni, a related party, and to pay certain expenses of the Company incurred in connection with this transaction. The remaining balance was used to pay down a portion of the Company's borrowings under its loan facility with Bank of America.

Liquidity

During the quarter ended March 31, 2009, the Company incurred a loss from continuing operations of $555,209 and cash outflows used in operations of approximately $933,323. As of March 31, 2009, the Company had an excess of current liabilities compared to current assets of $8.2 million. As of March 31, 2009, our revolving line of credit with Bank of America had a balance of $4,271,644 with available borrowings of $1.7 million. In March 2007, the Company entered into a line of credit agreement with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer and a principal shareholder and related party of the Company, in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of March 31, 2009, this line of credit had a balance of $1,027,322. In addition to these lines of credit the Company had a cash balance at March 31, 2009 of $52,971. The Company believes that based on its 2009 forecast, the existing cash balance together with the line from the principal shareholder and the Bank of America line of credit will be adequate to fund the Company’s 2009 cash flow requirements. At this time the Company is in discussions to refinance both the related party and Bank of America debts both of which are due within one year and are classified as current liabilities. However, there can be no assurances that we will be able to refinance these debts or if we are able to refinance them under what terms.

Note 3.  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock−Based Compensation.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the three months ended March 31, 2009 and 2008, the Company recorded stock−based compensation expense for employee related stock options of $31,625 and $43,069, respectively.

The Company’s Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by the Company’s Executive Committee, which is comprised of certain directors and officers of the Company. Under the plan, the Executive Committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of graded vesting share based payments is on a straight line basis over the requisite service period for the entire award.

As of March 31, 2009, the Company had issued and outstanding, 563,750 options which vest only when the Company files an annual report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. If the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of March 31, 2009 is presented below:

		Weighted	Weighted Avg.
		Avg.	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding at January 1, 2009	1,750,191	$6.70	6.64	$-
Granted	-	-
Exercised	-	-
Forfeited	(54,418)	$1.97

Outstanding at March 31, 2009	1,695,773	$6.85	6.43	$-

Exercisable at March 31, 2009	809,173	$10.15		$-

There were no options granted during the first quarter of 2009 and 2008.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

		Weighted
		Avg. Grant
	Number of	Date Fair
	Options	Value
Non-vested at January 1, 2009	944,725	$3.81
Granted	-	-
Vested	(11,750)	$13.14
Forfeited	(46,375)	$1.06
Non-vested at March 31, 2009	886,600	$3.83

At March 31, 2009, there was $103,500 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of nine months. The total fair value of options vested during the three months ended March 31, 2009 was zero.

Note 4. Acquisitions

PS GOLIVE LLC

On November 25, 2008, ZCS completed the acquisition of the agreed upon assets of PS GoLive from its then-owner (the "PS GoLive Owner”).

The total consideration to be paid by ZCS to the PS GoLive Owner is comprised of initial consideration, a purchase price adjustment based upon the level of PS GoLive net working capital at closing, and future contingent consideration.

The initial consideration consisted of $397,120 in cash.

The PS GoLive Owner is eligible to receive contingent consideration of up to $1,200,000, in the aggregate, for the three successive annual performance periods commencing December 1, 2008 based upon PS GoLive attaining specified adjusted income and revenue targets in each period.

ZCS can elect to pay the PS GoLive Owner on or prior to the six month anniversary of the Closing Date, a lump sum cash buyout payment of $750,000. If ZCS elects to pay the buyout payment after the six month anniversary of the closing date, but on or prior to the one year anniversary of the closing date, it will make a lump sum cash buyout payment of $1,000,000.

The amount of any contingent payment payable to the PS GoLive Owner will be reduced on a dollar-for-dollar basis by an amount equal to the initial consideration until the aggregate amount of reductions equals the initial consideration.

The initial purchase price of $397,120 has been preliminary allocated to goodwill and is pending managements' final valuation of the fair value of the net assets acquired as of the date of acquisition. At that time the purchase price will be allocated to Zanett’s identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired being recorded as goodwill.

The following table sets forth the components of the purchase price paid to date:

Cash Paid	$397,120
Total Purchase	$397,120

Note 5.   Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company for the quarter ended March 31, 2008 as if the acquisition of PS GoLive had occurred on January 1, 2008. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1 or indicative of results that may occur in the future.

Three months ended March 31, 2008 (unaudited)

Pro forma results:
Revenues	$ 13,063,451
Loss from continuing Operations	(303,492)
Loss per common share - basic and diluted	$(0.04)

Note 6.   Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at March 31, 2009 and December 31, 2008:

		March 31, 2009 (unaudited)			December 31, 2008
	Remaining
	Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (in	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	years)	Value	Amount	Value	Value	Amount	Value
Customer
Relationships	1.98	1,577,000	(947,609)	629,391	1,577,000	(867,325)	709,675
Non-compete
Agreement	1.78	193,000	(138,377)	54,623	193,000	(127,508)	65,492
Trade
Names	0.89	408,000	(236,220)	171,780	408,000	(220,875)	187,125
Total		$2,178,000	$(1,322,206)	$855,794	$2,178,000	$(1,215,708)	$962,292

Amortization expense was $106,498 and $108,089 for the three months ended March 31, 2009 and 2008, respectively. Based on the Company’s amortizable intangible assets as of March 31, 2009, the Company expects related amortization expense for the remainder of 2009 and the four succeeding fiscal years to approximate $240,710, $260,547, $194,092 and $40,450.

Goodwill during the first quarter of 2009 was at $16,228,246. Recorded goodwill is not amortized and no impairment losses have been recognized during the three month period ended March 31, 2009. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Balance at January 1, 2009	$15,762,216
Contingent consideration - DBA	486,745
PSGoLive acquisition	(20,715)

Balance at March 31, 2009	$16,228,246

Note 7.  Related Party Transactions

During 2008 and the first quarter of 2009, the Company was a party to the following transactions with related parties:

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

In addition to the notes that were repaid, the Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. The interest rate on the line of credit is prime plus two percent (2%). This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of March 31, 2009 this line had an outstanding balance of $1,027,322.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000 with Bruno Guazzoni. This note had a maturity date of March 6, 2009, which was extended to March 15, 2010 and requires quarterly payments of interest beginning March 31, 2009, at the rate of eleven percent (11%) per annum. Principal is repayable at maturity. The note may be pre-paid without penalty. The proceeds of this note were used fund the cash portion of the merger consideration paid at closing for the acquisition of the DBA Group, discussed above.

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

Interest expense on the promissory notes owing by the Company to Bruno Guazzoni was $146,438 and $146,438 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $151,403 interest accrued under those notes.

In 2009 and 2008, the Company was party to a sublease arrangement for its New York City office with an entity related to the CEO of the Company. Rental income and an other current asset of $73,500 has been recognized through March 31, 2009 in connection with this arrangement.

Note 8.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and trade accounts receivable. The Company places its excess cash and cash equivalents primarily in commercial checking accounts and in money-market instruments with institutions of high credit quality. All of the Company's accounts receivable are unsecured. The Company believes that any credit risk associated with its receivables is minimal due to the size and creditworthiness of its customers, which principally are large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the three months ended March 31, 2009, the Company had one customer that accounted for 10% of total revenue. For the three months ended March 31, 2008, the Company had a different customer that accounted for 11% of total revenue.

At March 31, 2009, the Company had one customer account that accounted for 9% of accounts receivable. At March 31, 2008, the Company had a different customer that accounted for 15% of accounts receivable.

In May 2009, two customers of the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. For the quarter ended March 31, 2009, these customers accounted for $98,038 of total revenue, and as of the end of the first quarter of 2009, the two customers accounted for approximately 4% of accounts receivable.

Note 9.   Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at March 31, 2009 and are as follows:

Notes Payable

March 31, 2009
(unaudited)
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2010	$4,575,000
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2010	750,000
Total notes payable	$5,325,000
Less: Current Portion	(5,325,000)
Long-term portion of notes payable	$-

The Company is currently in discussions to refinance this related party debt.

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle (to which Bank of America is successor-by-merger) that has an expiration date of December 21, 2009 (the “Loan Agreement”). Under that agreement, the bank provided a three-year, secured, revolving credit facility in the amount of $8,000,000. In addition to the credit facility, the bank provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at Prime or LIBOR plus 250 basis points. The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $178,825. These fees are classified as other assets in our balance sheet and are being amortized over the life of the loan. At March 31, 2009 the outstanding loan balance was $4,271,644 and available borrowings were $1,728,356. The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company must maintain a senior debt ratio of not greater than 2.75 to 1.0 for the 12 month period ended September 30, 2007, and of not greater than 2.5 to 1.0 thereafter. The Company was also required to maintain EBITDA for each calendar month (other than the calendar months of December and January) of not less than $140,000 during the term of the loan. On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America. The amendment increases the maximum revolving loan limit to $6 million from $5 million. The Amendment also modifies the fixed charge coverage ratio test required by the Loan Agreement. As amended, the Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the Loan Agreement also waives the EBITDA covenant for the November 2008 calendar month and terminates the EBITDA covenant as of the date of the amendment. Further, the amendment raises the face amount of borrowers’ eligible accounts receivable from 60% to 80%.

The Company has borrowings under its revolving line of credit of $4,271,644 to Bank of America as of March 31, 2009, which is reflected as current liabilities on the balance sheet.

The Company is currently in discussions to refinance the Bank of America credit facility.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The interest rate on the line of credit is prime plus two percent (2%). The line has a maturity date of March 15, 2010, extended from February 21, 2009. At March 31, 2009, the outstanding balance on this line of credit was $1,027,322. The Company is currently is in discussions to refinance this debt.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through March 31, 2009, the Company has issued $2,259,007 in renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of March 31, 2009:

(Unaudited)

				Weighted
	Original	Principal		Average Interest
	Term	Amount	Percentage	Rate
Renewable unsecured	3 months	$44,984	1.99%	7.40%
subordinated notes	6 months	38,362	1.70%	8.22%
	1 year	649,043	28.73%	12.15%
	2 years	652,278	28.87%	12.51%
	3 years	692,194	30.64%	13.66%
	4 years	67,000	2.97%	12.63%
	5 years	33,096	1.47%	9.52%
	10 years	82,050	3.63%	8.85%
Total		$2,259,007	100.00%	12.41%
Less current portion
of notes payable		(1,049,462)
Long-term portion		1,209,545

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the first quarters of 2009 and 2008 in the amounts of $77,169 and $55,406, respectively.

Note 10. Discontinued Operations

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in the respective period’s consolidated statement of operations:

Three months ended March 31,
(unaudited)
2008
Revenue	$1,602,575
Operating gain before income taxes
Income taxes expense	(285,919)
-
Loss from discontinued operations, net of taxes	$(285,919)

Note 11.  Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which replaces FAS No. 141, Business Combinations. FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008. On February 12, 2008 the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis, to January 1, 2009. Non-recurring non-financial assets and non-financial liabilities for which the Company did not apply the provisions of SFAS 157 included those measured at fair value in goodwill impairment testing and asset retirement obligations initially measured at fair value. The Company adopted the deferred provisions as of January 1, 2009. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption of FSP 157-2 as described above had no material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. FAS 142-3 is applied prospectively to intangible assets acquired after the effective date. The adoption of FSP No. FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financials in interim as well as in annual financial statements, and APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009. The Company is evaluating if the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a further or prolonged general economic downturn; a further or prolonged downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Please see Item 1A of the Company’s Form 10-K for the year ended December 31, 2008 for a discussion of important risk factors that relate to the forward looking statements in this report. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008, as amended, as filed with the Securities and Exchange Commission.

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. Its overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

Three months ended March 31, 2009 versus 2008

In the first quarter ended March 31, 2009, we generated revenues of $10,959,853, a decrease of 11.48% over the $12,381,092 generated in the first quarter of 2008. This decrease in revenue was attributable primarily to the continued weakening of the economy and decreased demand in the IT industry.

As a consequence of the decrease in revenue in the first quarter of 2009 compared to the first quarter of 2008 costs of revenues decreased 10.21% as compared to the prior year period.

Our selling and marketing expense was $1,618,774 for the quarter ended March 31, 2009, as compared with $1,329,042 during the quarter ended March 31, 2008. This change resulted from an increase in bad debt expense for the quarter ended March 31, 2009 of $336,669 compared to the same period in 2008, primarily relating to accounts receivable for two customers that filed for protection under Chapter 11 of the United States Bankruptcy Code. In addition to the increase in bad debt we continue to invest in our marketing activities; this investment rose slightly in the first quarter of 2009 compared to the first quarter of 2008.

General and administrative expenses for the first quarter of 2009 were $1,886,528 as compared to $2,431,909 in the first quarter of 2008, representing a decrease of $545,381, or 22%. This decrease results from the absence in 2009 of one time expenses incurred in 2008 related to the sale of PDI. Without these one time charges, general and administrative expenses for 2009 and 2008 remained level in the first quarter of 2009 compared to the first quarter of 2008.

For the reasons discussed above, our operating loss in the first quarter of 2009 was $193,585, compared to our operating income of $102,362 in the comparable prior year period.

Net interest expense decreased $119,950, or 27%, to $327,488 in the quarter ended March 31, 2009 from $447,438 in the quarter ended March 31, 2008. This resulted from a decrease in working capital borrowings and a decrease in other borrowings that were repaid with the proceeds from to the PDI transactions.

On a consolidated basis, the effect of the increases and decreases in revenue and the components of operating expenses discussed above resulted in a loss from continuing operations of $555,209 for the quarter ended March 31, 2009 compared to a loss from continuing operations of $387,018 for the comparable period last year. This greater loss from continuing operations for the period was due largely to the decrease in revenue which was partially offset by a decrease in general and administrative costs.

In the first quarter of 2009, we recorded an income tax provision of $34,136 versus a provision of $41,942 in the same quarter last year.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, future income projections and the overall prospects of the our business. Based upon management’s assessment of all available evidence, we have provided valuation allowances to offset our deferred tax assets due to the significant uncertainties related to our ability to generate future taxable income.

In addition we recorded a $887,500 gain on the sale of PDI in the quarter ended March 31, 2009.

Loss from the discontinued operations of PDI net of tax was $285,919 for the three months ended March 31, 2008. In addition, we recorded a $1,932,913 gain on the sale of PDI in the quarter ended March 31, 2008. The Company’s tax basis exceeds the gain and therefore there is no tax effect. PDI was classified as a discontinued operation in the fourth quarter of 2007 and sold in the first quarter of 2008.

As a result of the above, for the quarter ended March 31, 2009, we reported net income of $332,291 compared to net income of $1,259,976 for the quarter ended March 31, 2008.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2008, during the first three months of 2009. Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2009 we had cash and cash equivalents of $52,971, representing a decrease of $397,333 from the December 31, 2008 year-end balance of $450,304.

Cash used in operating activities was $933,323 for the three months ended March 31, 2009 compared to cash used in operating activities of $800,311 for the same period last year. The cash used in operating activity of $933,323 for the three months ended March 31, 2009 was primarily due to an increase in accounts receivable, which was partially offset by a increase in accounts payable and accrued expenses.

Cash provided by investing activities was $540,834 for the quarter ended March 31, 2009 compared to cash provided of $7,558,379 for the corresponding period in 2008. The 2008 inflow primarily reflected proceeds of $8,092,758 for the PDI acquisition. In 2009 we received net cash from the sale of PDI of $720,833 and had additions to property and equipment of $128,070 as well as $72,644 of contingent consideration paid in 2009.

Cash used in financing activities for the three months ended March 31, 2009 was $4,844 versus $7,922,427 for the same period in 2008. This difference results from the March 2008 repayment of approximately $8,000,000 of loans with the proceeds from the PDI disposition.

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

On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A., as successor-by-merger to LaSalle. The amendment increases the maximum revolving loan limit to $6 million from $5 million and modifies the fixed charge coverage ratio test required by the loan agreement. As amended, the loan agreement requires the borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the loan agreement also waives the EBITDA covenant for the November 2008 calendar month and terminates the EBITDA covenant as of the date of the amendment. Further, the amendment raises the face amount of the borrowers’ eligible accounts receivable from 60% to 80%. At March 24, 2009, the outstanding loan balance was $4,618,780 with available borrowings of $1.7 million. The loan has an expiration date of December 21, 2009.

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

In addition to the notes that were repaid, the Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. The interest rate on the line of credit is prime plus two percent [2%]. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of March 31, 2009 this line has an outstanding balance of $1,027,322.

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

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. At this time the Company is in discussions to refinance both the related party and Bank of America debts. At this time the Company is in discussion to refinance both the related party and Bank of America debts both of which are due within one year and are classified as current liabilities. However, there can be no assurances that we will be able to refinance these debts or if we are able to refinance them under what terms.

To minimize cash outlays, we have compensated employees with equity incentives where possible. We believe this strategy provides us with the ability to increase stockholder value as well as utilize cash resources more effectively. The issuance of equity securities under the stock plan may, however, result in dilution to existing stockholders and this compensation practice will have to be discontinued if the Company is unable to regain compliance with NASDAQ’s minimum listing requirements.

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. As a result of the plan, through March 31, 2009, we have repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet. In the quarters ended March 31, 2009 and 2008 no shares were repurchased.

Recent Accounting Pronouncements

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of the Company’s disclosure controls and procedures were effective.

During the first fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 OTHER INFORMATION

Item 6 – Exhibits

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005

31.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a)

31.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a)/15d(a)

32.1(4)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2(4)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2/A, as filed on February 1, 2005.

(3)	Filed herewith.

(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: May 15, 2009	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2009	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief Financial Officer (Principal Accounting and Financial Officer)