Form 10-Q
period 2009-06-30
ZANETT INC
filed 2009-08-14
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

CLASS	Outstanding at August 14, 2009
Common stock $.001 Par Value	8,727,847

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$499,145	$450,304
Accounts receivable net of allowance for doubtful accounts of $693,802 and $332,945, respectively	7,015,687	6,855,916
Income tax receivable	50,740	56,062
Unbilled revenue	833,023	296,341
Prepaid expenses	307,757	319,436
Customer deposits	535,000	535,000
Other current assets	227,826	224,637
Total current assets	9,469,178	8,737,696
Property and equipment, net	1,287,227	1,333,280
Goodwill	16,228,246	15,762,216
Other intangibles, net	769,789	962,292
Other assets	230,552	245,113
Total assets	$27,984,992	$27,040,597
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,039,032	$620,466
Accrued expenses	2,242,462	3,150,959
Short-term debt	5,016,145	4,235,551
Short-term debt-related party	6,352,322	1,027,322
Short-term renewable unsecured subordinated debt	1,049,214	1,185,379
Income tax payable	18,951	33,691
Other current liabilities	868,620	931,004
Deferred revenue	917,057	916,249
Deferred income taxes	27,054	27,054
Capital lease obligations	33,173	8,173
Total current liabilities	17,564,030	12,135,848
Long-term notes payable-related party	-	5,325,000
Long term renewable unsecured subordinated debt	1,258,559	1,114,565
Capital lease obligation	55,684	-
Deferred rent expense	66,300	70,000
Deferred income taxes	160,296	160,296
Total liabilities	19,104,869	18,805,709
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,727,847 and 7,608,506 shares issued and outstanding, respectively	32,444	30,434
Additional paid-in capital	32,275,565	31,715,421
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(23,248,871)	(23,331,952)
Total stockholders' equity	8,880,123	8,234,888
Total liabilities and stockholders' equity	27,984,992	$27,040,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$10,932,731	$11,856,734	$21,892,585	$24,237,826
Operating expenses:
Costs of revenues	7,508,470	8,236,366	15,156,606	16,754,144
Selling and marketing	1,436,937	1,477,740	3,055,711	2,806,783
General and administrative	1,921,374	1,752,340	3,807,902	4,184,249
Total operating expenses	10,866,781	11,466,446	22,020,219	23,745,176
Operating income(loss)	65,950	390,288	(127,634)	492,650

Other income(expense):
Interest income	-	10,098	-	10,142
Interest expense	(315,113)	(356,221)	(642,602)	(803,703)
Total other expense	(315,113)	(346,123)	(642,602)	(793,561)
(Loss) income from continuing operations before income taxes	(249,163)	44,165	(770,236)	(300,911)

Income tax provision	-	(17,834)	(34,136)	(59,776)
(Loss) income from continuing operations after taxes	(249,163)	26,331	(804,372)	(360,687)
Loss from discontinued operations, net of taxes	-	-	-	(285,919)

Gain on sale of discontinued operations	-	-	887,500	1,932,913

Net (loss) income	$(249,163)	$26,331	$83,128	$1,286,307
Basic and diluted (loss) income per share:

Continuing operations	$(0.03)	$0.00	$(0.09)	$(0.05)
Discontinued operations	$0.00	$0.00	$0.10	$0.22
Net (loss) income per common share to common shareholder (basic and diluted)	$(0.03)	$0.00	$0.01	$0.17
Weighted average shares outstanding – basic and diluted	8,727,847	7,608,506	8,514,003	7,567,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$83,128	$1,286,307
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	451,921	433,511
Stock based compensation and services	318,788	117,975
Gain on sale of discounted operations	(887,500)	(1,932,913)
Provision for doubtful accounts	360,857	(23,419)
Deferred income taxes	(14,740)	(19,178)
Changes in:
Accounts receivable	(520,628)	607,081
Unbilled revenue	(536,682)	(312,285)
Prepaid expenses and other current assets	8,490	(84,552)
Other assets	14,561	70,760
Accrued expenses	(790,559)	499,828
Accounts payable	418,566	(493,613)
Other current liabilities	(14,384)	-
Income taxes receivable	5,322	36,059
Deferred revenue	808	(79,854)
Deferred rent expense	(3,700)	-
Net cash (used in) provided by operating activities	(1,105,752)	105,707
Cash flows from investing activities:
Cash received from sale of discontinued operation, net	720,833	7,946,297
Cash paid for contingent consideration related to acquisitions	(221,983)	(439,291)
Additions to property and equipment	(132,680)	(267,015)
Net cash provided by investing activities	366,170	7,239,991
Cash flows from financing activities:
Proceeds (repayment) of short term borrowings	780,594	(5,003,349)
Proceeds (repayment) of notes payable to related party	7,829	(3,522,000)
Issuance of unsecured notes	-	301,207
Capital lease payments	-	(22)
Net cash provided by (used in) financing activities	788,423	(8,224,164)
Net increase (decrease) in cash and cash equivalents	48,841	(878,466)
Cash and cash equivalents, beginning of period	450,304	1,261,065
Cash and cash equivalents, end of period	$499,145	$382,599
Supplemental cash flow information:
Income taxes paid	$57,848	$18,928
Interest paid	$525,378	$802,016
Non-cash financing activity:
Shares issued for contingent consideration	$243,372	$127,205
Capital lease obligation	$80,684	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Zanett, Inc. (the “Company” or “Zanett”) at the dates and for the periods indicated.  Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008 which are contained in the Company's Annual Report on Form 10-K.  The results for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

As of June 30, 2009, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 2.     Organization and Business

Zanett is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.  Until the disposition of Paragon Dynamic, Inc. ("PDI") discussed below, the Company also provided such solutions to classified government agencies.

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

On March 14, 2008, the Company and PDI entered into a Stock Purchase Agreement (the "Agreement") with KOR Electronics ("KOR").  The Agreement provided for the sale by the Company to KOR of all the issued and outstanding stock of PDI which the Company had acquired on January 31, 2003.  The transaction closed (the "Closing") on March 18, 2008 (the "Closing Date").

The Agreement provided for a purchase price of $8,875,000 in cash, plus certain working capital adjustments. The initial working capital adjustment was $715,175, which was adjusted to $566,691 for a total aggregate purchase consideration of $9,441,691, including the working capital adjustment.  Of that amount, $887,500 (the "Holdback Amount") was held back by KOR to secure the Company's indemnification obligations. On the Closing Date, KOR paid the Company $8,554,191, with a working capital adjustment.  Total proceeds net of transaction expense were $8,092,758. The Holdback Amount of $887,500, was paid in full to the Company on the one year anniversary of the Closing Date.

As a condition to Closing, a portion of the proceeds of the sale of PDI was used to completely pay off the $1.5 million Amended and Restated
Promissory Note bearing a 15% coupon issued by PDI to Emral Holdings dated
March 15, 2007.  A portion of the remaining proceeds were used to completely pay off $1.5 million in promissory notes bearing a 15% coupon issued by the Company to Bruno Guazzoni, a significant shareholder of the Company and the uncle of its Chief Executive Officer, and to pay certain expenses of the Company incurred in connection with this transaction.  The remaining balance was used to pay down a portion of the Company's borrowings under its loan facility with Bank of America.

Liquidity

During the six months ended June 30, 2009, the Company incurred a loss from continuing operations of $804,372. As of June 30, 2009, the Company had an excess of current liabilities compared to current assets of $8.1 million.  As of June 30, 2009, our revolving line of credit with Bank of America had an outstanding balance of $5.0 million with available borrowings of $455,784.  In March 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010.  As of June 30, 2009, this line of credit had a balance of $1.0 million. In addition to these lines of credit the Company had an outstanding cash balance at June 30, 2009 of $499,145. The Company believes, based on its 2009 forecast, that the existing cash balance together with the line from the principal shareholder and the Bank of America line of credit will be adequate to fund the Company’s 2009 cash flow requirements.  The Company currently is in discussions to refinance the Bank of America credit facility and the Bruno Guazzoni line of credit and promissory notes.

Note 3.     Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock−Based Compensation.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. For the six months ended June 30, 2009 and 2008, the Company recorded stock−based compensation expense for employee related stock options of $70,438 and $84,874, respectively.

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

As of June 30, 2009, the Company had issued and outstanding 543,000 stock options which vest only when and if the Company files an Annual Report on Form 10-K showing annual revenue amount for such fiscal year of $250,000,000, and expire five years from the date of grant. Under SFAS No. 123R the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of June 30, 2009 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,750,191	$6.70	6.64
Granted	-	$-
Exercised	-	-
Forfeited	(114,543)	2.35

Outstanding at June 30, 2009	1,635,648	$7.00	6.10	$-

Exercisable at June 30, 2009	812,348	$10.16		$-

There were no options granted during the first six months of 2009.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2009	944,725	$3.81
Granted	-	$-
Vested	(16,550)	$13.23
Forfeited	(104,875)	$1.79

Non-vested at June 30, 2009	823,300	$3.88

At June 30, 2009, there was $64,688 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a period of five months. The total fair value of options vested during the six months ended June 30, 2009 was zero.

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

The terms of the acquisition provided ZCS with an option to pay the PS GoLive Owner a lump sum buyout payment of $750,000 on or prior to the six month anniversary of the Closing Date.  ZCS did not elect to exercise this option.  However, ZCS also has the option to pay a lump sum cash buyout payment of $1,000,000 on or prior to the one year anniversary of the closing date.

The initial purchase price of $397,120 has been preliminary allocated to goodwill and is pending managements' final valuation of the fair value of the net assets acquired as of the date of acquisition.  At that time the purchase price will be allocated to PS GoLive’s identifiable net assets with the excess of the purchase price over the estimated fair value of the net assets acquired being recorded as goodwill.

The following table sets forth the components of the purchase price paid to date:

Cash Paid	$397,120
Total Purchase	$397,120

Note 5.       Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of PS GoLive had occurred on January 1, 2008. The pro forma results for the three and six months ended June 30, 2008 are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1 or indicative of results that may occur in the future.

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
	(unaudited)	(unaudited)
Pro forma results:
Revenues	$12,222,383	$25,285,834
Net (loss) income	$(189,037)	$(492,519)
(Loss) income per common shares basic and diluted	$(0.02)	$(0.07)

Note 6.       Other Intangibles and Goodwill

Intangibles consisted of the following at June 30, 2009 and December 31, 2008:

		June 30, 2009 (unaudited)			December 31, 2008
	Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value

Customer
Relationships	1.76	1,577,000	(1,018,146)	558,854	1,577,000	(867,325)	709,675

Non-compete
Agreement	1.53	193,000	(146,065)	46,935	193,000	(127,508)	65,492

Trade
Names	0.76	408,000	(244,000)	164,000	408,000	(220,875)	187,125

Total		$2,178,000	$(1,408,211)	$769,789	$2,178,000	$(1,215,708)	$962,292

Amortization expense was $86,005 and $108,087 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, amortization expense was $192,503 and $216,176, respectively. Based on the Company’s amortizable intangible assets as of June 30, 2009, the Company expects related aggregate amortization expense for fiscal 2009 and the three succeeding fiscal years to approximate $347,201, $260,547, $194,082 and $40,450, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

Balance at January 1, 2009	$15,762,216
Contingent consideration -DBA	486,745
PS Golive acquisition	(20,715)

Balance at June 30, 2009	$16,228,246

Recorded goodwill is not amortized and no impairment losses have been recognized during the six month period ended June 30, 2009. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Note 7.    Related Party Transactions

During 2008 and the six months ended June 30, 2009, the Company was a party to the following transactions with related parties:

On March 18, 2008, the Company repaid all amounts outstanding on three promissory notes in an aggregate principal amount of $1.5 million issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 27% of Zanett’s outstanding common stock. In 2008, the Company paid $790,125 in interest on promissory notes issued to Bruno Guazzoni.

In addition to the notes that were repaid, the Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. The interest rate on the line of credit is prime plus 2%. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of June 30, 2009 this line had an outstanding balance of $1,027,322.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000 with Bruno Guazzoni. This note had a maturity date of March 6, 2009, which was extended to March 15, 2010 and requires quarterly payments of interest beginning March 31, 2009, at the rate of 11% per annum. Principal is due at maturity. The note may be pre-paid without penalty. The proceeds of this note were used to fund the cash portion of the consideration paid at closing for the acquisition of the DBA Group in March 2007.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note requires quarterly payments of interest at the rate of 11% per annum. Principal is due at maturity. The note may be prepaid without penalty.

Interest expense on the promissory notes owing by the Company to Bruno Guazzoni was $146,438 for the three months ended each of June 30, 2009 and 2008. Interest expense on these same notes for the six months ended June 30, 2008 and 2009 was $292,696 for both years.  As of June 30, 2009, there was $150,932 interest accrued under those notes.

In 2009 and 2008, the Company was party to a sublease arrangement for its New York City office with an entity related to the CEO of the Company. Rental income and other current assets of $73,500 have been recognized through June 30, 2009 in connection with this arrangement.

Note 8.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and trade accounts receivable.  The Company places its excess cash and cash equivalents primarily in commercial checking accounts and in money-market instruments with institutions of high credit quality.  All of the Company's accounts receivables are unsecured.  Notwithstanding the filing by two of the Company’s customers for bankruptcy protection under Chapter 11 of the United States Code in May 2009, the Company believes that any credit risk associated with its receivables is minimal due to the size and creditworthiness of its customers, which principally are large domestic corporations. Receivables are stated at estimated net realizable value, which approximates fair value.

For the six months ended June 30, 2009, the Company had one customer that accounted for 11% of total revenue. For the six months ended June 30, 2008, the Company had a different customer that accounted for 10% of total revenue.

At June 30, 2009, the Company had one customer account that accounted for 18% of accounts receivable. At June 30, 2008, the Company had a different customer that accounted for 9% of accounts receivable.

The two customers of the Company that filed for bankruptcy protection in the second quarter of 2009 accounted for $155,389 of total revenue for the six months ended June 30, 2009. The accounts have been fully reserved for.

Note 9.     Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at June 30, 2009 and are as follows:

Notes Payable

June 30, 2009
(unaudited)
Notes Payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2010	$4,575,000
Notes Payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2010	750,000
Total notes payable	$5,325,000
Less: Current portion	(5,325,000)
Long-term portion of notes payable	$-

The Company is currently in discussions to refinance this debt, all of which is owing to a related party.

Revolving Credit Facility

On December 21, 2006 the Company entered into a loan agreement with LaSalle Bank National Association (to which Bank of America is successor-by-merger) that has an expiration date of December 21, 2009 (the “Loan Agreement”). Under that agreement, Bank of America provides the Company with a three-year, secured, revolving credit facility in the amount of $8,000,000. In addition to the credit facility, Bank of America provides the Company with treasury and cash management services. Borrowings under the credit agreement bear interest at prime rate or LIBOR plus 250 basis points. The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an unused line fee of 1/2% per annum, payable monthly. Fees accrued in 2006 which were paid to the bank and to attorneys in 2007 were $178,825. These fees are classified as other assets in our balance sheet and are being amortized over the life of the loan.

The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company must maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a senior debt ratio of not greater than 2.5 to 1.0.  The Company was in compliance with these covenants as of June 30, 2009.  Prior to entering into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America on January 22, 2009, the Company was also subject to a minimum EBITDA requirement.  In addition to terminating the EBITDA covenant, the amendment increased the maximum revolving loan limit to $6 million from $5 million, modified the fixed charge coverage ratio test and raised the face amount of the Company’s eligible accounts receivable from 60% to 80%.

The Company has borrowings under this revolving line of credit of $5,016,145, and available borrowings of $455,784, as of June 30, 2009.  The outstanding loan balance is reflected as a current liability on the balance sheet due to its December 21, 2009 maturity date.

The Company is currently in discussions to refinance the Bank of America credit facility.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The interest rate on the line of credit is prime plus 2%. The line has a maturity date of March 15, 2010, extended from February 21, 2009. At June 30, 2009, the outstanding balance on this line of credit was $1,027,322.  The Company is currently in discussions to refinance this debt.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. As of June 30, 2009, the Company has outstanding an aggregate principal amount of $2,307,772 of renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of June 30, 2008:

		(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$$80,390	3.48%	7.40%
subordinated notes	6 months	$84,498	3.66%	8.27%
	1 year	$522,827	22.66%	11.73%
	2 years	$782,398	33.90%	12.56%
	3 years	$686,063	29.73%	13.66%
	4 years	$41,000	1.78%	15.13%
	5 years	$33,096	1.43%	9.52%
	10 years	$77,500	3.36%	8.77%
Total		$2,307,772	100.00%	12.24%
Less current portion of notes payable		(1,049,214)
Long-term portion		$1,258,559

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the first six months of 2009 and 2008 in the amounts of $111,745 and $136,915, respectively.

Note 10. Discontinued Operations

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Six months ended June 30,
	(unaudited)
	2009	2008
Revenue	$-	$1,602,575

Operating gain before income taxes	-	(285,919)
Income tax expense	-	-
Income from discontinued operations, net of taxes	$-	$(285,919)

Note 11.    Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurement" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company uses the following methods for determining fair value in accordance with SFAS 157.  For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1).  Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2).  For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Marktets for	Observable	Unobservable
(In thousands)	June 30,	Identical Items	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$499,145	$499,145	$-	$-

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Marktets for	Observable	Unobservable
(In thousands)	December 31,	Identical Items	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$450,304	$450,304	$-	$-

In May 2009, the FASB issued FASB Statement No. 165, "Subsequent Events" ("SFAS 165"), which is effective for reporting periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued.  The Company adopted SFAS 165 and it did not have an impact on the Company’s consolidated financial statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009.  During this period there were no material subsequent events affecting the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” ("SFAS 168").  SFAS 168 will become the single source of authoritative nongovernment U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as annual financial statements.  The Company has adopted the provisions of this FSP effective June 30, 2009 and has included the required disclosures in Note 8.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available.  When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a further or prolonged general economic downturn; a further or prolonged downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

Results of Operations

Three months ended June 30, 2009 versus three months ended June 30, 2008

In the quarter ended June 30, 2009, we generated revenues of $10,932,731, a decrease of 8% from the $11,856,734 generated in the same quarter of 2008. This decrease in revenue can be attributed primarily to the weakening of the economy and decreased demand in the IT industry.

As a consequence of the decrease in revenue in the three months ended June 30, 2009 compared to the same period in 2008, costs of revenues decreased 9% from the comparable prior year period.

Despite the competition for new customers in the commercial solutions marketplace, we decreased our selling and marketing expense by 3% to $1,436,937 for the quarter ended June 30, 2009, as compared with $1,477,740 during the quarter ended June 30, 2008. This decrease in costs is related to a reduction in commission and other various marketing expenses in the second quarter of 2009, as part of our overall cost-containment efforts.

General and administrative expenses for the quarter ended June 30, 2009 were $1,921,374 as compared to $1,752,340 in the same quarter in 2008, representing an increase of $169,034, or 10%.  This increase is the result of additional headcount as well as additional amortization expense related to acquisitions.

Net interest expense for the quarter ended June 30, 2009 was $315,113 as compared to $346,123 for the same quarter in 2008. This reduction in interest expense is a result of the repayment of debt from the proceeds of the PDI transaction and income from our continuing operations.

In the three months ended June 30, 2009 we recorded no income tax provision compared to $17,834 for the same three month period in 2008.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS 109, including current and historical results of operations, future income projections and the overall prospects of our business.  Based upon management’s assessment of all available evidence, we have provided valuation allowances to offset our deferred tax assets due to the significant uncertainties related to our ability to generate future taxable income.

As a result of the above, for the quarter ended June 30, 2009, we reported a net loss of $249,163 compared to a net gain from continuing operations of $26,331 for the quarter ended June 30, 2008.

Six months ended June 30, 2009 versus 2008

Our revenues were $21,892,585 for the six months ended June 30, 2009 versus revenues of $24,237,826 for the six months ended June 30, 2008, a decrease of 10%. This decrease in revenue can be attributed primarily to the weakening of the economy and decreased demand in the IT industry, coupled with increased competition for customers.  As a result, primarily, of this decrease in revenues, costs of revenues also decreased by 10%. Selling and marketing expenses increased 5%, from $2,806,783 in the six months ended June 30, 2008 to $3,055,711 for the first six months of 2009.  This increase can be attributed to the increase in bad debt expense which has been partially offset by the decline in commission and marketing expenses.

General and administrative expenses for the first six months of 2009 were $3,807,902 as compared to $4,184,249 in the first six months of 2008, representing a decrease of $376,347, or 9%. This decrease is a result of one-time expenses incurred in 2008 at the corporate level, related to the sale of PDI, offset in part by the increase in headcount in the second quarter.

For the reasons discussed above, our operating loss in the first six months of 2009 was $127,634 compared to our operating gain of $492,650 in the comparable prior year period.

Net interest expense decreased $150,959, or 19%, to $642,602 for the six months ended June 30, 2009 from $793,561 for the same period in 2008. This is a result of the repayment of debt with a portion of the proceeds from the PDI transaction and cash flow from continuing operations.

In the first six months of 2009, we recorded an income tax provision of $34,136 versus a provision of $59,776 in the same quarter last year.

In addition, we recorded an $887,500 gain on the sale of PDI in the six months ended June 30, 2009.

Loss from the discontinued operations of PDI net of tax was $285,919 for the six months ended June 30, 2008. We recorded a $1,932,913 gain on the sale of PDI for the same period in 2008. The Company tax basis exceeds the gain and therefore there is no tax effect.  PDI was classified as a discontinued operation in the fourth quarter of 2008 and sold in the first quarter of 2009.

As a result of the above, for the six months ended June 30, 2009, we reported net income of $83,128 compared to net income of $1,286,307 for the six months ended June 30, 2008.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2008, during the first six months of 2009.  Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At June 30, 2009 we had cash and cash equivalents of $499,145, representing an increase of $48,841 from the December 31, 2008 year-end balance of $450,304.

Cash used in operating activities was $1,105,752 for the six months ended June 30, 2009 compared to cash provided by operating activities of $105,707 for the same period last year.  Cash used in operating activities in the first half of 2009 was primarily due to our operating results offset by the gain on the sale of PDI and an increased provision for doubtful accounts. We also had a decrease in accrued expenses resulting from the PDI transaction, an increase in unbilled revenue due to certain long term projects and an increase in accounts receivable, offset in part by an increase in accounts payable.

Cash provided by investing activities was $366,170 for the six months ended June 30, 2009 compared to $7,239,991 of cash provided for the corresponding period in 2008. The 2009 inflow primarily reflected net proceeds of $720,833 for the PDI acquisition (compared to $7,946,297 in the 2008 period), offset by additions to property and equipment of $132,680 as well as $221,983 of contingent consideration paid in 2009.

Cash provided by financing activities for the six months ended June 30, 2009 was $788,423 versus $8,224,164 of cash used for the same period in 2008.  This activity in 2009 included approximately $780,000 of draws on our line of credit with Bank of America for working capital and capital expenditures.  In 2008, we repaid approximately $8.5 million of bank and related party indebtedness with a portion of the proceeds of the PDI transaction.

The PDI transaction provided the Company with a cash payment of $8.7 million with a holdback amount of $887,500 that was paid on March 17, 2009.  The Company believes that the existing working capital is more than sufficient to cover its day to day needs.

On December 21, 2006 we entered into a revolving credit facility with LaSalle Bank National Association (to which Bank of America is successor-by-merger).  The secured facility provides the Company with up to $8,000,000, with availability calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. Borrowings under the credit facility bear interest at prime or LIBOR plus 2.5%.  The loan agreement has been amended from time to time, including the fifth amendment entered into on January 22, 2009.

As amended, the terms of the credit facility require the Company to comply with a minimum fixed charge coverage ratio of 1.25 to 1.0 and a maximum senior debt ratio of 2.5 to 1.0.  The Company was in compliance with these covenants as of June 30, 2009.  Prior to the January 2009 amendment, the Company was also required to meet a minimum EBITDA target.

As of June 30, 2009, the Company had borrowings under this revolving line of credit of $5,016,145, and available borrowings of $455,784.  The line of credit has a maturity date of December 21, 2009.

With a portion of the proceeds from the sale of PDI, the Company repaid $5,700,000 of the outstanding borrowings under the Bank of America credit facility.  In addition, the Company also used a portion of the proceeds to repay promissory notes owing to Bruno Guazzoni.  The notes repaid consisted of two notes issued by the Company each in aggregate principal amount of $500,000 and bearing interest at 15% per annum and a note issued by ZCS in an aggregate principal amount of $500,000 and bearing interest at 15% per annum.  The proceeds were also used to repay a promissory note owing by PDI to Emral Holdings Limited in the amount of $1.5 million.

The Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000.  The interest rate on the line of credit is prime plus 2%.  This line is available for working capital requirements and is unrestricted.  The line has a maturity date of March 15, 2010.  As of June 30, 2009 this line has an outstanding balance of $1,027,322.

On February 21, 2007, ZCS entered into an unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note has a maturity date of March 15, 2010 (extended from February 21, 2009) and requires quarterly payments of interest at the rate of 11% per annum. Principal is due at maturity. The note may be pre-paid without penalty. The proceeds of this note were used to fund the cash portion of the consideration paid at closing for the acquisition of the DBA Group.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note requires quarterly payments of interest at the rate of 11% per annum. Principal is due at maturity. The note may be prepaid without penalty.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance.  At this time the Company is in discussions to refinance both the related party and Bank of America debts, both of which are due within one year and are classified as current liabilities.  However, there can be no assurances that we will be able to refinance these debts or if we are able to refinance them under what terms.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions.  As a result of the plan, through June 30, 2009, we have repurchased a total of 14,915 shares of common stock.  These shares are reflected as treasury stock on the balance sheet. For the six month period ended June 30, 2009 and 2008 no shares were repurchased.

Recent Accounting Pronouncements

See Note 11 to the Condensed Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4(T) - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this quarterly report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the design and operation of the Company’s disclosure controls and procedures were effective.

During the fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are seasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2   OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on June 19, 2009, at the Company's offices at 635 Madison Avenue, New York, New York, 10022. The following matter was submitted to a vote of the Company's shareholders and shareholders' votes were received in person at the meeting and by proxy:

1.           The election to the Board of Directors of William H. Church, Claudio M. Guazzoni, L. Scott Perry, Charles Johnstone and Leonard Goldstein.

The proposal was approved by the shareholders. The table below presents the results of the voting.

	Votes For	Votes Withheld

Election of Directors:
William H. Church	7,065,491	288,081
Claudio M. Guazzoni	6,970,253	383,319
L. Scott Perry	7,065,923	287,649
Charles Johnstone	7,061,281	292,292
Leonard Goldstein	7,062,423	291,149

Item 6 – Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(3)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a)
31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a)/15d(a)
32.1(4)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(3)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2/A, as filed on February 1, 2005.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ZANETT, INC.

Dated: August 14, 2009	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	/s/ Dennis J. Harkins
Dennis J. Harkins, Chief Financial Officer and
President (Principal Accounting and
Financial Officer)