Form 10-Q
period 2009-09-30
ZANETT INC
filed 2009-11-16
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

(Address of principal executive offices Zip code)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

CLASS	Outstanding at November 10, 2009
Common stock $.001 Par Value	8,738,833

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,602	$450,304
Accounts receivable net of allowance for doubtful accounts of $329,665 and $332,945, respectively	6,568,531	6,855,916
Income tax receivable	84,629	56,062
Unbilled revenue	419,400	296,341
Prepaid expenses	246,713	319,436
Customer deposits	535,000	535,000
Other current assets	246,024	224,637
Total current assets	8,187,899	8,737,696
Property and equipment, net	1,283,592	1,333,280
Goodwill	16,474,746	15,762,216
Other intangibles, net	692,438	962,292
Other assets	276,069	245,113
Total assets	$26,914,744	$27,040,597
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,604,665	$620,466
Accrued expenses	2,122,311	3,150,959
Short-term debt	3,948,266	4,235,551
Short-term debt-related party	6,652,322	1,027,322
Short-term renewable unsecured subordinated debt	1,169,605	1,185,379
Income tax payable	14,600	33,691
Other current liabilities	1,068,120	931,004
Deferred revenue	573,067	916,249
Deferred income taxes	27,054	27,054
Capital lease obligations	35,988	8,173
Total current liabilities	17,215,998	12,135,848
Long-term notes payable-related party	-	5,325,000
Long term renewable unsecured subordinated debt	1,184,397	1,114,565
Capital lease obligation	56,977	-
Deferred rent expense	64,450	70,000
Deferred income taxes	167,885	160,296
Total liabilities	18,689,707	18,805,709
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,738,833 and 7,608,506 shares issued and outstanding, respectively	32,444	30,434
Additional paid-in capital	32,438,552	31,715,421
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(24,066,944)	(23,331,952)
Total stockholders' equity	8,225,037	8,234,888
Total liabilities and stockholders' equity	26,914,744	$27,040,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$9,903,120	$12,622,529	$31,795,705	$36,860,354

Operating expenses:
Costs of revenues	7,402,212	8,603,760	22,558,819	25,357,905
Selling and marketing	1,213,919	1,546,706	4,269,631	4,353,487
General and administrative	1,812,285	1,937,280	5,620,186	6,121,530
Total operating expenses	10,428,416	12,087,746	32,448,636	35,832,922
Operating (loss)/income	(525,296)	534,783	(652,931)	1,027,432

Other income(expense):
Interest income	-	397	-	10,540
Interest expense	(317,312)	(361,020)	(959,914)	(1,164,724)
Total other expense	(317,312)	(360,623)	(959,914)	(1,154,184)
(Loss) income from continuing operations before income taxes	(842,608)	174,160	(1,612,845)	(126,752)
Income tax (provision)/benefit	24,536	(40,086)	(9,600)	(99,862)
(Loss) income from continuing operations after taxes	(818,072)	134,074	(1,622,445)	(226,614)
Loss from discontinued operations, net of taxes	-	-	-	(285,919)

Gain on sale of discontinued operations	-	-	887,500	1,932,913

Net (loss) income	$(818,072)	$134,074	$(734,945)	$1,420,380
Basic and diluted (loss) income per share:

Continuing operations	$(0.09)	$0.02	$(0.19)	$(0.03)
Discontinued operations	$0.00	$0.00	$0.10	$0.22
Net (loss) income per common share to common shareholder (basic and diluted)	$(0.09)	$0.02	$0.09	$0.19
Weighted average shares outstanding – basic and diluted	8,738,833	7,608,506	8,590,696	7,567,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(734,945)	$1,420,380
Adjustments to reconcile net income/(loss) to net cash
(used in)/provided by operating activities:
Depreciation and amortization	662,162	634,243
Stock based compensation and services	481,775	134,525
Gain on sale of discounted operations	(887,500)	(1,932,913)
Provision for doubtful accounts	471,809	76,771
Deferred income taxes	(11,502)	(28,767)
Changes in:
Accounts receivable	(184,424)	412,441
Unbilled revenue	(123,059)	(410,710)
Prepaid expenses and other current assets	51,336	(45,365)
Other assets	(30,956)	105,062
Accrued expenses	(862,034)	1,228,773
Accounts payable	984,199	(938,852)
Other current liabilities	(14,384)	6,760
Income taxes receivable	(28,567)	19,686
Deferred revenue	(343,182)	(152,894)
Deferred rent expense	(5,550)	5,433
Net cash (used in) provided by operating activities	(574,822)	534,573

Cash flows from investing activities:
Cash received from sale of discontinued operation, net	720,833	7,848,964
Cash paid for contingent consideration related to acquisitions	(317,657)	(703,047)
Additions to property and equipment	(242,829)	(484,274)
Net cash provided by investing activities	160,347	6,661,643

Cash flows from financing activities:
Repayment of short term borrowings	(287,285)	(4,595,365)
Proceeds (repayment) of notes payable to related party	300,000	(3,828,000)
Issuance of unsecured notes	54,058	152,379
Capital lease payments	(15,000)	(27)
Net cash provided by (used in) financing activities	51,773	(8,271,013)

Net decrease in cash and cash equivalents	(362,703)	(1,074,797)
Cash and cash equivalents, beginning of period	450,305	1,261,065
Cash and cash equivalents, end of period	$87,602	$186,268
Supplemental cash flow information:
Income taxes paid	$66,368	$84,975
Interest paid	$777,556	$1,125,251

Non-cash financing activity:
Shares issued for contingent consideration	$243,372	$127,205
Capital lease obligation	$92,964	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements  include all adjustments consisting only of normal, recurring adjustments  necessary for a fair presentation of the financial position, results of operations and cash flows of Zanett, Inc. (the “Company” or “Zanett”) at the dates and for the periods indicated.  Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008 which are contained in the Company's Annual Report on Form 10-K.  The results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

As of September 30, 2009, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 2.     Organization and Business

Zanett is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.  Until the disposition of Paragon Dynamic, Inc. ("PDI") discussed below, the Company also provided such solutions to classified government agencies.

The Company historically provided commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in Mason, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts.  On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”).  In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia. In November 2008, ZCS acquired PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, Florida.

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

As a condition to Closing, a portion of the proceeds of the sale of PDI was used to completely pay off the $1,500,000 Amended and Restated Promissory Note bearing a 15% coupon issued by PDI to Emral Holdings dated March 15, 2007.  A portion of the remaining proceeds were used to completely pay off $1,500,000 in promissory notes bearing a 15% coupon issued by the Company to Bruno Guazzoni, a significant shareholder of the Company and the uncle of its Chief Executive Officer, and to pay certain expenses of the Company incurred in connection with this transaction.  The remaining balance was used to pay down a portion of the Company's borrowings under its loan facility with Bank of America.

Liquidity

During the nine months ended September 30, 2009, the Company incurred a loss from continuing operations of $1,622,445. As of September 30, 2009, the Company had an excess of current liabilities compared to current assets of $9.0 million.  As of September 30, 2009, our revolving line of credit with Bank of America had an outstanding balance of $3,948,266 with available borrowings of $1,121,266.  The Bank of America line matures on December 21, 2009.  In March 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010.  As of September 30, 2009, this line of credit had an outstanding balance of $1,327,322. In addition to these lines of credit the Company had a cash balance at September 30, 2009 of $87,602. The Company believes, based on its 2009 forecast, that the existing cash balance together with amounts available under the line from the principal shareholder and the Bank of America line of credit will be adequate to fund the Company’s cash flow requirements for the next twelve months.  The Company currently is in discussions to refinance the Bank of America credit facility and the Bruno Guazzoni line of credit and promissory notes and will seek alternative long-term financing sources if it cannot refinance this debt on satisfactory terms.

Note 3.     Stock Based Compensation

The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally one to five years. Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate future forfeitures. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding. For the nine months ended September 30, 2009 and 2008, the Company recorded stock based compensation expense for employee related stock options of $109,250 and $84,874, restricted stock of $322,875 and $0, and non-employee related stock options of $49,650 and $49,650, respectively.

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

As of September 30, 2009, the Company had issued and outstanding 538,000 stock options which vest only when and if the Company files an Annual Report on Form 10-K showing annual revenue for such fiscal year of $250,000,000, and expire five years from the date of grant. The Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of September 30, 2009 is presented below:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,750,191	$6.70	6.64
Granted	-	$-
Exercised	-	-
Forfeited	(124,043)	2.72

Outstanding at September 30, 2009	1,626,148	$7.00	5.84	$-

Exercisable at September 30, 2009	807,848	$10.16		$-

There were no options granted during the first nine months of 2009.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2009	944,725	$3.81
Granted	-	$-
Vested	(16,550)	$13.23
Forfeited	(109,875)	$1.82

Non-vested at September 30, 2009	818,300	$3.88

At September 30, 2009, there was $25,875 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a period of two months. The total fair value of options vested during the nine months ended September 30, 2009 was zero.

Note 4.            Acquisitions

PS GOLIVE LLC

On November 25, 2008, ZCS completed the acquisition of certain assets of PS GoLive from its then-owner (the "PS GoLive Owner”).

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

Note 5.       Unaudited Pro Forma Disclosures Related to Recent Acquisitions

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of PS GoLive had occurred on January 1, 2008. The pro forma results for the three and nine months ended September 30, 2008 are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1 or indicative of results that may occur in the future.

	Three months ended September 30,	Nine months ended September 30,
	2008	2008
	(unaudited)	(unaudited)
Pro forma results:
Revenues	$13,084,815	$38,370,648
Net income	$56,278	$436,242
Income/(loss) per common share basic and diluted	$0.01	$(0.06)

Note 6.       Other Intangibles and Goodwill

Intangibles consisted of the following at September 30, 2009 and December 31, 2008:

		September 30, 2009 (unaudited)			December 31, 2008
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Customer Relationships	1.57	1,577,000	(1,083,810)	493,190	1,577,000	(867,325)	709,675

Non-compete Agreement	1.28	193,000	(153,752)	39,248	193,000	(127,508)	65,492

Trade Names	2.50	408,000	(248,000)	160,000	408,000	(220,875)	187,125

Total		$2,178,000	$(1,485,562)	$692,438	$2,178,000	$(1,215,708)	$962,292

Amortization expense was $77,351 and $108,087 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, amortization expense was $269,854 and $324,264, respectively. Based on the Company’s amortizable intangible assets as of September 30, 2009, the Company expects related aggregate amortization expense for fiscal 2009 and the three succeeding fiscal years to approximate $347,201, $260,547, $194,082 and $40,450, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

Balance at January 1, 2009	$15,762,216
Contingent consideration -DBA	486,745
PS Golive acquisition	(15,715)
Final Consideration - Whitbread	241,500

Balance at September 30, 2009	$16,474,746

Recorded goodwill is not amortized and no impairment losses have been recognized during the nine month period ended September 30, 2009. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.  Of the final consideration-Whitbread, $90,000 was paid in cash and the remaining $151,500 was recorded as a current liability.

Note 7.    Related Party Transactions

During 2008 and the nine months ended September 30, 2009, the Company was a party to the following transactions with related parties:

On March 18, 2008, the Company repaid all amounts outstanding on three promissory notes in an aggregate principal amount of $1,500,000 issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 27% of Zanett’s outstanding common stock. In 2008, the Company paid $790,125 in interest on promissory notes issued to Bruno Guazzoni.

In addition to the notes that were repaid, the Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. The interest rate on the line of credit is prime plus 2%. This line is available for working capital requirements and is unrestricted. The line has a maturity date of March 15, 2010. As of September 30, 2009 this line had an outstanding balance of $1,327,322.

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

Interest expense on the promissory notes owing by the Company to Bruno Guazzoni was $146,438 for the three months ended each of September 30, 2009 and 2008. Interest expense on these same notes for the nine months ended September 30, 2008 and 2009 was $439,313 for both years.  As of September 30, 2009, there was $146,437 interest accrued under those notes.

In 2009 and 2008, the Company was party to a sublease arrangement for its New York City office with an entity related to the CEO of the Company.   Rent income of $0 and $7,500 was recognized in the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, rent income was $7,500 and $23,500, respectively.  Rental income and other current assets of $73,500 have been recognized through September 30, 2009 in connection with this arrangement.

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

For the nine months ended September 30, 2009, the Company had one customer that accounted for 12% of total revenue. For the nine months ended September 30, 2008, the Company had a different customer that accounted for 7% of total revenue.

At September 30, 2009, the Company had one customer account that accounted for 13% of accounts receivable. At September 30, 2008, the Company had a different customer that accounted for 7% of accounts receivable.

The two customers of the Company that filed for bankruptcy protection in the second quarter of 2009 accounted for $155,389 of total revenue for the nine months ended September 30, 2009. The accounts have been fully reserved for.

Note 9.     Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at September 30, 2009 and are as follows:

Notes Payable

September 30, 2009
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures March 15, 2010	$4,575,000
Notes payable to principal shareholder 11% annual interest, quarterly interest payments, matures February 21, 2010	750,000

Total notes payable	$5,325,000
Less: Current Portion	5,325,000
Long-term portion of notes payable	$-

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

The Loan Agreement includes a fixed charge coverage ratio test and a senior debt ratio test. The Company must maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 and a senior debt ratio of not greater than 2.5 to 1.0.  The Company was in compliance with these covenants as of September 30, 2009.  Prior to entering into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America on January 22, 2009, the Company was also subject to a minimum EBITDA requirement.  In addition to terminating the EBITDA covenant, the amendment increased the maximum revolving loan limit to $6 million from $5 million, modified the fixed charge coverage ratio test and raised the face amount of the Company’s eligible accounts receivable from 60% to 80%.

The Company has borrowings under this revolving line of credit of $3,948,266, and available borrowings of $1,121,288, as of September 30, 2009.  The outstanding loan balance is reflected as a current liability on the balance sheet due to its December 21, 2009 maturity date.

The Company is currently in discussions to refinance the Bank of America credit facility.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line is available for working capital requirements and is unrestricted. The interest rate on the line of credit is prime plus 2%. The line has a maturity date of March 15, 2010, extended from February 21, 2009. At September 30, 2009, the outstanding balance on this line of credit was $1,327,322.  The Company is currently in discussions to refinance this debt.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. As of September 30, 2009, the Company has outstanding an aggregate principal amount of $2,354,002 of renewable unsecured subordinated notes net of redemptions. The table below presents the Company’s outstanding notes payable as of September 30, 2009:

	(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$56,487	2.40%	7.58%
subordinated notes	6 months	126,552	5.38%	8.42%
	1 year	497,592	21.14%	11.10%
	2 years	789,397	33.53%	12.67%
	3 years	729,878	31.01%	13.66%
	4 years	43,500	1.85%	14.92%
	5 years	33,096	1.40%	9.52%
	10 years	77,500	3.29%	8.77%
Total		$2,354,002	100.00%	12.16%
Less current portion of notes payable		(1,169,605)
Long-term portion		$1,184,397

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the first nine months of 2009 and 2008 in the amounts of $165,482 and $213,201, respectively.

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

Note 11.    Recent Accounting Pronouncements

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1).  Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2).  For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at September 30, 2009 Using
(In thousands) Description	Balance at September 30, 2009	Quoted Prices in Active Marktets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$87,602	$87,602	$	$

		Fair Value Measurements at December 31, 2008 Using
(In thousands) Description	Balance at December 31, 2008	Quoted Prices in Active Marktets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$450,304	$450,304	$	$

In the second quarter of 2009, the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not impact the Company’s condensed consolidated financial statements.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) a replacement of FASB Statement No. 162 . SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

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

Results of Operations

Three months ended September 30, 2009 versus three months ended September 30, 2008

In the quarter ended September 30, 2009, we generated revenues of $9,903,120, a decrease of 22% from the $12,622,529 generated in the same quarter of 2008. This decrease in revenue can be attributed primarily to the weakening of the economy and decreased demand in the IT industry, a trend which has been continuing throughout 2009.

As a consequence of the decrease in revenue in the three months ended September 30, 2009 compared to the same period in 2008, costs of revenues decreased 14% from the comparable prior year period.

We decreased our selling and marketing expense by 22% to $1,213,919 for the quarter ended September 30, 2009, as compared with $1,546,706 during the quarter ended September 30, 2008. This decrease in costs is related to a further reduction in commission and other various marketing expenses in the third quarter of 2009, as part of our overall cost-containment efforts.

General and administrative expenses for the quarter ended September 30, 2009 were $1,812,285 as compared to $1,937,280 in the same quarter in 2008, representing a decrease of $124,995, or 6%.  This decrease is a result of a reduction in certain office and professional fee expenses and a reduction in certain employee benefits which were partially offset by an increase in stock incentive compensation related to awards made in November 2008.

As a result of the reductions in our operating expenses being outpaced by the decrease in our revenues, our operating loss in the three months ended September 30, 2009 was $525,296, compared to operating income of $534,783 for the comparable period of 2008.

Net interest expense for the quarter ended September 30, 2009 was $317,312 as compared to $361,020 for the same quarter in 2008. This reduction in interest expense is a result of the repayment of promissory notes and a pay down of our Bank of America credit facility from the proceeds of the PDI transaction and income from our continuing operations.

Based upon the accounting principles described in the paragraph below, in the three months ended September 30, 2009 we recorded an income tax benefit of $24,536 compared to an income tax provision of $40,086 for the same three month period in 2008.

Deferred income tax assets and liabilities are recognized based on the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. It is our policy to recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50.0% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

As a result of the above, for the quarter ended September 30, 2009, we reported a net loss of $818,072 compared to a net income of $134,074 for the quarter ended September 30, 2008.

Nine months ended September 30, 2009 versus 2008

Our revenues were $31,795,705 for the nine months ended September 30, 2009 versus revenues of $36,860,354 for the nine months ended September 30, 2008, a decrease of 14%. This decrease in revenue can be attributed primarily to the weakening of the economy and decreased demand in the IT industry, coupled with increased competition for customers.  These trends in our industry have been present throughout 2009.  As a result, primarily, of this decrease in revenues, costs of revenues also decreased by 11%. Selling and marketing expenses decreased 2%, from $4,353,487 in the nine months ended September 30, 2008 to $4,269,631 for the nine months of 2009.  This decrease can be attributed to the decline in commission and marketing expenses.

General and administrative expenses for the first nine months of 2009 were $5,620,186 as compared to $6,121,530 in the first nine months of 2008, representing a decrease of $501,344, or 8%. This decrease is a result of one-time expenses incurred in 2008 at the corporate level, related to the sale of PDI and a reduction in office and professional fees, certain employee benefits and certain administrative costs which were offset in part by the increase in stock incentive compensation related to awards made in November 2008.

As the decrease in our revenues outpaced the decrease in our operating expenses for the nine months ended September 30, 2009, our operating loss in the first nine months of 2009 was $652,931 compared to our operating gain of $1,027,432 in the comparable prior year period.

Net interest expense decreased $204,810, or 17%, to $959,914 for the nine months ended September 30, 2009 from $1,164,724 for the same period in 2008. This is a result of the repayment of promissory notes and a portion of our revolving loan from Bank of America with a portion of the proceeds from the PDI transaction and cash flow from continuing operations.

Based upon the principals described above, in the first nine months of 2009, we recorded an income tax provision of $9,600 versus a provision of $99,862 in the same quarter last year.

In addition, we recorded an $887,500 gain on the sale of PDI in the nine months ended September 30, 2009.

Loss from the discontinued operations of PDI net of tax was $285,919 for the nine months ended September 30, 2008. We recorded a $1,932,913 gain on the sale of PDI for the same period in 2008. The Company tax basis exceeds the gain and therefore there is no tax effect.  PDI was classified as a discontinued operation in the fourth quarter of 2008 and sold in the first quarter of 2009.

As a result of the above, for the nine months ended September 30, 2009, we reported net loss of $734,945 compared to net income of $1,420,380 for the nine months ended September 30, 2008.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2008, during the first nine months of 2009.  Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2009 we had cash and cash equivalents of $87,602, representing a decrease of $362,703 from the December 31, 2008 year-end balance of $450,304.

Cash used in operating activities was $574,823 for the nine months ended September 30, 2009 compared to cash provided by operating activities of $534,573 for the same period last year.  Cash used in operating activities in 2009 was primarily due to our operating results offset by the gain on the sale of PDI, an increased provision for doubtful accounts due to the bankruptcy filing of two of our clients and an increase in stock based compensation related to grants made in November 2008. We also had a decrease in accrued expenses resulting from the PDI transaction, an increase in unbilled revenue due to certain long term projects and a decrease in accounts receivable, offset in part by an increase in accounts payable.

Cash provided by investing activities was $160,347 for the nine months ended September 30, 2009 compared to $6,661,643 of cash provided for the corresponding period in 2008. The 2009 inflow primarily reflected net proceeds of $720,833 for the PDI acquisition (compared to $7,848,964 in the 2008 period), offset by additions to property and equipment of $242,829 as well as $317,657 of contingent consideration paid in 2009.

Cash provided by financing activities for the nine months ended September 30, 2009 was $51,773 versus $8,271,013 of cash used for the same period in 2008.  This activity in 2009 included approximately $300,000 of draws on our line of credit with a related party for working capital and capital expenditures.  In 2008, we repaid approximately $8.5 million of bank and related party indebtedness with a portion of the proceeds of the PDI transaction.

The PDI transaction provided the Company with a cash payment of $8.7 million with a holdback amount of $887,500 that was paid on March 17, 2009.

The Company believes that its existing working capital will be adequate to fund the Company’s cash flow requirements for the next twelve months, provided that we are able to renegotiate our bank debt and related party promissory notes as they mature.

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

As amended, the terms of the credit facility require the Company to comply with a minimum fixed charge coverage ratio of 1.25 to 1.0 and a maximum senior debt ratio of 2.5 to 1.0.  The Company was in compliance with these covenants as of September 30, 2009.  Prior to the January 2009 amendment, the Company was also required to meet a minimum EBITDA target.

As of September 30, 2009, the Company had borrowings under this revolving line of credit of $3,948,266, and available borrowings of $1,121,266.  The line of credit has a maturity date of December 21, 2009.

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

The Company has a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000.  The interest rate on the line of credit is prime plus 2%.  This line is available for working capital requirements and is unrestricted.  The line has a maturity date of March 15, 2010.  As of September 30, 2009 this line has an outstanding balance of $1,327,322.

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

If we cannot reach satisfactory refinancing terms with our current lenders, we will explore other sources of capital to provide working capital and fund future growth.  We are also investigating other opportunities that may be available to maximize the Company's value for our stockholders.  If we cannot secure additional funding, we will be unable to finance our acquisition strategy, continue our organic growth, and/or meet our ongoing cash flow needs.  Further, due to the recent trading price of our common stock and the possibility of Nasdaq delisting our common stock if we do not regain compliance with minimum listing standards of The Nasdaq Capital Market, completion of a financing could be more difficult.

To minimize cash outlays, we have compensated employees with equity incentives where possible, a practice we intend to continue in the future. We believe this strategy provides us with the ability to increase stockholder value as well as utilize cash resources more effectively. The issuance of equity securities under the stock plan may, however, result in dilution to existing stockholders and this compensation practice will have to be discontinued if the Company is unable to regain compliance with NASDAQ’s minimum listing requirements.

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our common stock from time to time in open market transactions.  As a result of the plan, through September 30, 2009, we have repurchased a total of 14,915 shares of common stock.  These shares are reflected as treasury stock on the balance sheet. For the nine month periods ended September 30, 2009 and 2008 no shares were repurchased.

Recent Accounting Pronouncements

See Note 11 to the Condensed Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4(T) - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this quarterly report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the design and operation of the Company’s disclosure controls and procedures were effective.

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

ZANETT, INC.

Dated: November 13, 2009	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Dennis J. Harkins
Dennis J. Harkins, Chief Financial Officer and President (Principal Accounting and Financial Officer)