Form 10-K
period 2009-12-31
ZANETT INC
filed 2010-03-31
CIK 1133872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______  to _______

Commission File Number: 1-32589

ZANETT, INC.

(Exact name of registrant as specified in its Charter)

Delaware	56-4389547
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

635 Madison Avenue, 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212)583-0300

(Registrant's telephone number, including area code)

Securities registered under to Section 12(g) of the Act:

Common Stock, par value $0.001

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $3,752,974 based on the closing price of the Registrant's common stock on such date of $.43 as reported by the Nasdaq Capital Market.

There were 8,738,833 shares of common stock outstanding as of March 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Annual Report on Form 10-K will be incorporated by reference from the definitive proxy statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”).

ZANETT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

As used herein, "Zanett" and the "Company" refer to Zanett Inc. and its wholly-owned, consolidated subsidiaries: Zanett Commercial Solutions, Inc., and, where the discussion relates to a time before its disposition, Paragon Dynamics, Inc., and the wholly-owned subsidiaries of Zanett Commercial Solutions, Inc., Data Road, Inc. and PS GoLive, LLC.

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

Growth-by-Acquisition

From the Company’s formation in the fall of 2000 through December 31, 2009, nine operating companies have been acquired, two of which were disposed of subsequently. We did not make any acquisitions or dispositions in 2009.

On December 7, 2001 the Company acquired Back Bay Technologies, Inc. (“BBT”), based in Needham, Massachusetts. BBT is a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. (“BCG”), based in West Chester, Ohio. BCG provides technology consulting services associated with the implementation of enterprise resource planning (“ERP”), supply chain management and customer relationship management (“CRM”) systems.

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

On December 4, 2003, the Company acquired DeltaData, Inc. (dba Delta Communications Group), based in Alisa Viejo, California.  Following the acquisition, DeltaData, Inc. changed its name to Delta Communications Group, Inc. ("Delta").  Delta was a voice and data communications network integrator that sold IT hardware, peripheral equipment and telecommunications lines for voice and data communications networks and provided related IT security, design and implementation solutions.  On March 7, 2006, we disposed of Delta by exchanging the outstanding common stock of Delta for the former owner of Delta's equity holdings of the Company.

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation (“CNT”). INRANGE Global Consulting, a long-time PeopleSoft partner, is a leading consulting and technology services consultancy that provides high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operate under the name INRANGE Consulting Corporation (“ICC”). ICC has principal offices in Indianapolis, Indiana and West Chester, Ohio.

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

On March 6, 2007, ZCS completed an acquisition of all the issued and outstanding capital stock of the DBA Group, LLC. (“DBA”).  Based in Alpharetta, Georgia, DBA provides database managed services.  The Company acquired DBA Group, LLC in order to broaden its expertise in database administration.  DBA Group was merged into ZCS in connection with the acquisition.

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

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During 2009, our largest customer, Reynolds Consumer Products Company, accounted for approximately 10% of revenues. During 2008, a different customer accounted for approximately 7% of revenues.

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

There is also a high degree of competition among companies seeking to acquire interests in IT services companies such as those the Company targets for acquisition.  A large number of established and, in some cases, well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that the Company may also find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities. Although entrepreneur-founders of privately held IT solutions companies, including those suffering as a result of the volatile economic climate of recent years and those facing potential bankruptcy restructuring or liquidation, may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that the Company can provide, management believes that Zanett offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Company's existing practices. Nonetheless, this kind of competition could limit the Company’s growth-by-acquisition strategy as the number of target companies decreases.

See “Item 1A.:  Risk Factors – The IT services industry is highly competitive, and we may not be able to compete effectively” for additional discussions of matters that could affect its ability to compete in its markets.

Employees

As of December 31, 2009, the Company had 204 full-time employees, as compared with 211 full-time employees as of December 31, 2008.  None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

Executive Officers of Zanett

Our executive officers, their ages and positions are set forth below:

Name	Age	Title	Since
Claudio M. Guazzoni	47	Chairman, Chief Executive Officer and Director	2000
Dennis Harkins	47	President and Chief Financial Officer	2006
Chuck Deskins	48	President ZCS	2006

Officers of the Company serve at the pleasure of the Board of Directors.

Claudio M. Guazzoni – Mr. Guazzoni was named Chief Executive Officer of Zanett, Inc. in February 2006, after serving as President of Zanett, Inc. since he co-founded the Company in 2000. Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President. At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of young technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group. His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion provides Zanett with expertise in international finance and deal structuring.

Dennis Harkins – Mr. Harkins was named President of Zanett on March 21, 2008 and has served as Chief Financial Officer of Zanett since June 2006. Previous to joining Zanett in June 2006, Mr. Harkins was Director of Sales and Planning for almost ten years at MSC Industrial Supply (“MSC”), a $1.3 billion direct marketing firm dealing with various industrial products in the United States; in this position he was responsible for the budget and forecast for over 100 branches with operating expenses of over $250 million. Earlier in his tenure with MSC he was the Director of IT Business Development where he managed over 80 IT professionals with a budget of over $20 million. He started at MSC in 1996 as the Director of Accounting where he oversaw the accounting, accounts payable and accounts receivable areas. Prior to MSC, Mr. Harkins was the Controller for Arbor Property Trust and Real Estate Investment Trust with headquarters in Conshohocken, Pennsylvania.

Chuck Deskins – Mr. Deskins became the President of Zanett Commercial Solutions (ZCS) in February, 2006 and is responsible for the day-to-day operations, organic expansion, and the integration and assimilation of acquired businesses. Prior to ZCS, Mr. Deskins served as President, SPX Valley Forge (“SPX”) from 2003 to 2005, overseeing global operations in North America, Italy, France, Germany, and the UK. During his tenure at SPX, Deskins led the integration of two accretive acquisitions, one in North America, and one in Europe, while leading the organization to record revenue growth. Prior to joining SPX, Mr. Deskins served as General Manager, GE Capital, and other senior leadership positions at GE Capital including Area GM, ARC; and Director, CHC. As President of Pinnacle Computer Resources, Mr. Deskins won recognition as a successful entrepreneur, guiding the business from start-up to $32 million in revenue in 4 years.

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

We require additional financing to sustain our operations, and there is substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2009, we incurred a net loss from continuing operations of $3,211,921 and had net cash used in operations of $428,549.  As of December 31, 2009, we had an excess of current liabilities compared to current assets of $10.6 million.

Our current financing source is our $6 million revolving credit facility with Bank of America, N.A. (as successor-by-merger to LaSalle Bank National Association).  As of March 24, 2010, the outstanding loan balance was $4,350,090 with available borrowings of $668,562.  The credit facility matures on June 21, 2010.  As of December 31, 2009, we also had a $3 million line of credit held by Rockport Investments, Ltd., which it purchased on February 28, 2010 from Bruno Guazzoni, the uncle of our Chief Executive Officer and the owner of approximately 27.8% of our outstanding common stock as of March 26, 2010.  In addition to the line of credit, as of the end of fiscal 2009, we also had outstanding promissory notes in an aggregate principal amount of $5.325 million originally issued to Bruno Guazzoni, which were sold by him to Rockport Investments, Ltd. on February 28, 2010.  On March 31, 2010, we exchanged the debt held by Rockport Investments, Ltd. for a new note convertible into shares of our common stock at any time after stockholder approval of the transaction at the option of the noteholder (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note).  The note has a principal amount of $7,131,983, bears interest at a rate of 7.95% per annum, payable quarterly in arrears, and matures on March 31, 2015.  The conversion rate is initially equal to the closing bid price immediately preceding the closing date.  Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants of other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  In addition, Rockport has the right to vote on all matters to which holders of our common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate, although this voting right does not become effective until our stockholders approve the terms of the convertible note that provide for the potential issuance of more than 19.99% of our common stock (on a pre-transaction basis) upon conversion of the convertible note by Rockport and grant this voting power to the noteholder.  Pursuant to the terms of the convertible note, effective upon such stockholder approval, Rockport would have the right to vote approximately 28% of our common stock; however, Rockport has entered into a voting agreement with our Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy to vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the life of the note.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

The loss from continuing operations, working capital deficit and current maturity dates of our outstanding debt and available borrowings raise substantial doubt about our ability to continue as a going concern.

The Company is currently negotiating the refinancing or replacement of its credit facility or is otherwise looking to secure additional funding, though there can be no assurances that such financing will be obtained on satisfactory terms or at all.  If we are not able to refinance or replace this debt, we may not be able to continue our operations.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

In order to continue to increase sales and marketing efforts, to expand and enhance the solutions and services we are able to offer to current and future customers and to fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements with corporate partners or from other sources, all of which have contracted sharply in the last two years. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, and loans from related parties and business associates. In addition, if unforeseen difficulties arise in the course of these capital-raising or other aspects of our business, we may be required to spend funds in an amount greater than anticipated. Such additional capital may not be available on terms acceptable to us, or at all. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  Such measures could include deferring capital expenditures and reducing or eliminating future discretionary uses of cash.  We also continue to explore other ways to maximize the value of the Company for its stockholders.

The Company has not achieved profitability in each reporting period and may incur net losses in future quarters.

The Company has a history of operating losses, including a loss from continuing operations of approximately $3,211,921 for the year ended December 31, 2009 and a loss from continuing operations of approximately $875,144 for the year ended December 31, 2008. We may incur additional operating losses in the future. Operating expenses may increase as we seek to grow our business through acquisition and as our existing business expands. Even if we achieve consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to expand our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition.

For the year ended December 31, 2009, our largest customer, Reynolds Consumer Products Company, accounted for approximately 10% of revenues. Non-renewal or termination of contracts with a significant customer could have a material adverse effect on our business. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

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

Revenues are difficult to forecast. We may increase our corporate overhead expenses as we integrate past and future acquisitions and we build an infrastructure to implement our strategy.  Meanwhile, our business units may increase their operating expenses for sales, marketing and technical personnel to sell, provide and support their products and services. Additionally, at any given point in time, and especially in the current challenging economic climate, we may have significant accounts receivable balances with customers that expose us to credit risks.  If we have an unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, our business could be materially and adversely affected.

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

Moreover, there is a high degree of competition among companies seeking to acquire interests in IT service companies such as those we have historically targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of interests in such companies. A large number of established and, in some cases, well-financed entities, including venture capital firms, are active in acquiring interests in companies that we may find desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities. Entrepreneur-founders of privately held IT service companies, including those suffering as a result of the volatile economic climate of recent years and those facing potential bankruptcy restructuring or liquidation, generally place greater emphasis on gaining access to capital than obtaining the management skills and networking services that we can provide. Even if we are able to successfully compete with these other entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted companies. If we cannot acquire interests in attractive companies on reasonable terms, our growth by acquisition strategy may not succeed.

Operations interruptions caused by systems failures could adversely affect our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, NY and at business unit offices in Needham, MA, Stoneham, MA, West Chester, OH, Indianapolis, IN, Jacksonville, FL, Alpharetta, GA, Makati City, Philippines and North Palm Beach, FL. Interruptions could result from natural disasters, as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

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

Also, acquisitions are required to be accounted for under the purchase method of accounting, which results in us recording significant amounts of goodwill. The inability of a subsidiary to sustain profitability may result in an impairment loss in the value associated with that subsidiary, principally goodwill.

In accordance with accounting standards, purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. Furthermore, at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill acquired in past acquisitions has been impaired in accordance with accounting standards, and, if so, charge such impairment as an expense. We have goodwill of approximately $16.5 million at December 31, 2009, so if we are required to take such additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

We review for impairment annually on October 31, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Due to uncertain market conditions and potential changes in our strategy and customer demand, it is possible that the forecasts we use to support our goodwill could change in the future. Significant judgments are required to estimate the fair value of goodwill including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

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

As of December 31, 2009, we had 204 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Because of the competition in our industry and other reasons, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

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

Factors that could cause quarterly results to fluctuate include:

•	change in customer demand for, or the inability of our customers to pay for, our products and services;

•	timing of the expansion of operations;

•	changes in pricing by us or our competitors;

•	introduction of new products or services by competitors or Zanett;

•	costs related to acquisitions of technology or businesses;

•	continued volatility in the U.S. economy or a slow economy recovery; or

•	termination or non-renewal of customer contracts.

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

As of December 31, 2009, we had granted options to purchase 1,617,773 shares under our 2001 Stock Option Plan. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 2,500,000.

If the holders of these options and any other options we have issued were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of the common stock.

The market price for our common stock has been volatile, and if we do not remain compliant with Nasdaq listing requirements, our common stock may be delisted from the Nasdaq Capital Market.

On September 15, 2009, the Company received a notice from the Nasdaq Stock Market (“Nasdaq”) notifying us we were out of compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days.  Nasdaq gave us 180 calendar days, or until March 15, 2010, to regain compliance with the rule.  On March 16, 2010, we received a second notification from Nasdaq that we had not regained compliance with the minimum closing bid price rule.  Because we had met all initial listing criteria for the Nasdaq Capital Market other than the minimum closing bid price rule on March 15, 2010, Nasdaq gave us an additional 180 days to regain compliance with the rule.  On March 17, 2010 we received a letter from Nasdaq notifying us that we had regained compliance with the minimum closing bid price rule, however there is no assurance we will continue to be in compliance with the Nasdaq minimum bid price rule or the other listing requirements in the future.  If we do not remain compliant with the Nasdaq listing requirements, our common stock may be delisted from the Nasdaq Capital Market.

We have not historically paid, and do not anticipate in the foreseeable future paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. Our credit facility with Bank of America prohibits us from declaring or paying any dividends, except for dividends or other distributions made by ZCS to us; provided, however, that we may accrue (but not pay) dividends as payment in kind.  We expect any replacement financing to contain similar restrictions.

The concentrated ownership of our Company may discourage potential transactions involving Zanett.

Claudio Guazzoni, our Chief Executive Officer owned approximately 24.1% of the outstanding common stock as of March 26, 2010, and in addition, Mr. Guazzoni’s uncle, Bruno Guazzoni, owned, as of March 26, 2010, approximately 27.8% of the outstanding common stock. Moreover, as a result of the voting agreement entered into between Claudio Guazzoni and Rockport Investments, Ltd. on March 31, 2010, Mr. Guazzoni will have the right to vote an additional approximately 28% of the outstanding Common Stock, effective upon stockholder approval of the issuance of the convertible note and related transactions (although as a result of such transaction Claudio Guazzoni’s ownership interest is approximately 17.3% and Bruno Guazzoni’s ownership interest is approximately 20%). As a result, the Guazzoni family possesses significant influence over Zanett’s decision making on business matters, including the election of directors.

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

Expenses will increase as we continue to build our infrastructure to implement our strategy. We expect to hire additional employees and expand information technology systems. We also may increase our operating expenses to:

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

ZCS leases approximately 5,977 square feet of office space in Burlington, Massachusetts, from a third party at a fixed monthly fee that will be expiring on June 30, 2011. ZCS also leases 5,210 square feet of office space in Carmel, Indiana, 3,651 square feet of office space in West Chester, Ohio and 6,777 square feet in Jacksonville, Florida, and 2,893 square feet in Makati City, Philippines.  These leases are with third parties at fixed monthly fees and expire in December 2013 and August 2015 and March 2010, respectively. ZCS leases approximately 2,662 square feet of office space in Alpharetta, Georgia from the former owner of DBA; this lease expires in December 2010.  Additionally, ZCS leases 737 square feet in North Palm Beach, Florida from the former owner of PS GoLive; this lease expires in October 2010.  We are currently renegotiating our lease in the Philippines with the existing landlord.

In management’s opinion, these properties are in good condition and adequately covered by insurance.  The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

None

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett’s Common Stock, which trades under the symbol "ZANE", as reported in the NASDAQ Capital Market for each quarter during the two years ended December 31, 2009.

The following table shows quarterly low and high sales price information for the Common Stock for each quarter during the two years ended December 31, 2009:

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$0.59	0.22
Third Quarter	0.84	0.40
Second Quarter	0.72	0.32
First Quarter	0.60	0.17

Year Ended December 31, 2008
Fourth Quarter	$1.17	0.41
Third Quarter	1.65	0.90
Second Quarter	1.68	0.32
First Quarter	0.74	0.36

Records of Zanett’s stock transfer agent indicate that as of March 26, 2010, there were 8,738,833 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 64 holders of record and 1,953 holders whose shares are legally held by a broker. Our credit facility with Bank of America prohibits the Company from declaring or paying any dividend, except for dividends or other distributions made by ZCS to the Company, provided, however, that the Company may accrue (but not pay) dividends as payments in kind.  The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans as of December 31, 2009.

Number of
securities
	Number of	Weighted-	remaining
	securities to	average	available for
	be issued	exercise	future issuance
	upon exercise	price of	under equity
	of	outstanding	compensation plans
	outstanding	options,	(exluding
	options,	warrants	securities
	warrants and	and rights	reflected in
Plan Category	rights (a)	(b)	Column a) (c)
Equity compensation plans approved by security holders	1,617,773	$6.99	882,227
Equity compensation plans not approved by security holders	-	-	-

Total	1,617,773	$6.99	882,227

The above table excludes options issued in connection with acquisitions, which were not covered under the Company's equity compensation plans.

Recent Sales of Unregistered Securities

On March 9, 2009, the Company issued 502,672 unregistered shares of restricted Common Stock to the former DBA shareholders as the stock portion of the contingent consideration paid based on DBA’s operating performance for the 12 months ended January 31, 2009.  The shares were valued at $.47 per share based on the three day average before January 31, 2009 closing price of the Common Stock. The issuance of these unregistered shares was made pursuant to the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.  These unregistered shares are restricted under lock-up agreements with the Company that prohibit the holders from reselling or otherwise disposing of their shares prior to the fifth anniversary of the date of issuance.  A percentage of the holder's shares may be released from these lock-up restrictions when the Common Stock reaches certain specified prices.

There were no options exercised in 2009 and 2008.

Our Board of Directors reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our common stock from time to time in open market transactions.  However, there were no shares repurchased in 2009.  Pursuant to the Company’s previous stock repurchase plan, as of December 31, 2008, we had repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet.

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

2009 versus 2008 - Results of Operations

Revenues decreased 13.3% for the year ended December 31, 2009 to $41,376,100 from $47,728,669 during the year ended December 31, 2008.  This decrease in revenue can be attributed primarily to a reduction in demand for our services due to the weakened economy and decreasing demand in the IT industry as a whole.

Particularly in the first quarter of 2009, we saw a significant decline in our pipeline of potential contracts with customers.  This decrease resulted in fewer closed customer deals in 2009.  We saw this pipeline increase late in 2009 and continue strong in the first three months of 2010.

Costs of revenues decreased 10.4% to $29,518,856 during the year ended December 31, 2009, versus $32,936,179 for the prior year. This decrease was primarily attributed to our decline in revenue and, accordingly, a corresponding decrease in the billable hours for which we utilized our work force.  As a result, gross margins in fiscal 2009 decreased to 28.7% of revenues from 30.7% in fiscal 2008.  As a result of an increase in our business in late 2009 and early 2010, work force utilization has rebounded in the first three months of 2010 to first quarter 2009 levels.

We decreased our selling and marketing expense by 2.8% to $5,673,605 for the year ended December 31, 2009, as compared with $5,835,123 during the year ended December 31, 2008.  This decrease in costs is related to a further reduction in commission and other various marketing expenses in the third quarter of 2009, as part of our overall cost-containment efforts.

General and administrative expenses for the year ended December 31, 2009, were $8,202,328 as compared with $8,177,276 during 2008, remaining relatively flat.

Consolidated Net(Loss)/Income

On a consolidated basis, the decrease in operating expenses partly offset the effect of the decrease in revenue resulting in an operating loss of $2,018,689 for the year ended December 31, 2009, as compared to operating income of $780,091 for the year ended December 31, 2008.

Net interest expense for the year ended December 31, 2009 was $1,292,027 compared to $1,493,082 in 2008.  The decrease was a result of the decrease of the prime rate in 2009 versus 2008.

Our loss from continuing operations before income taxes was $3,310,716 for the year ended December 31, 2009, as compared to a loss from continuing operations of $712,991 for the year ended December 31, 2008.

We recorded an income tax benefit of $98,795 for the year ended December 31, 2009, compared to an income tax provision of $162,153 for 2008.

We recorded a $887,500 and $1,932,913 gain on the sale of PDI net of taxes, in the years ended December 31, 2009 and December 31, 2008, respectively. Loss from the discontinued operations of PDI, net of tax, was $285,919 for the year ended December 31, 2008. The Company’s tax basis exceeds the gain and therefore there is no tax effect.  PDI was classified as a discontinued operation in the fourth quarter of 2007 and sold in the first quarter of 2008.

As a result of all of the above, for the year ended December 31, 2009, we reported a consolidated net loss of $2,324,421 as compared to consolidated net income of $771,850 for the year ended December 31, 2008.

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

The following discussion reviews the critical accounting policies and items incorporated in the Company’s consolidated financial statements that required the use of significant management estimates. The following listing is not intended to be a comprehensive list of all of Zanett’s accounting policies.  The Company's significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.

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

Stock-Based Compensation

The Company has entered into several transactions involving the issuance of shares of restricted Common Stock to independent contractors and certain key employees. The Company has also issued stock options to employees and non-employees. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed.

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

Goodwill

The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill.  Under authoritative guidance, purchased goodwill is not amortized, but rather, periodically (but at least annually) reviewed for impairment.  We have remaining goodwill of $16,479,746 and $15,762,216 at December 31, 2009 and 2008, respectively.  This goodwill resulted from the acquisition of all of the stock or substantially all of the assets, as applicable, of Back Bay Technologies, Inc., INRANGE Global Consulting, Whitbread Technology Partners, Inc., Data Road, Inc., DBA Group, LLC. and PS GoLive, LLC. We test goodwill for impairment at the reporting unit level and have determined that we have only one reporting unit, ZCS.

In October 2009 and 2008, we performed our annual test for impairment of goodwill and concluded that no impairment charge was required for either year.  Under authoritative guidance we are required to follow the two-step impairment test.  In the first step, we compare the fair value of our reporting unit to its carrying value.  We determined the fair value of our reporting unit based on an combined income approach using a discounted cash flow methodology, and market approach based upon comparable values of companies similar to ZCS and the market capitalization of the Company. This approach requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, determination of our weighted average cost of capital for purposes of establishing a discount rate, and relevant market data.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of impairment testing in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value then we record an impairment loss equal to the difference.  Based on our valuation results, we determined that the fair value of our reporting unit at October 31, 2009 ranged from 101% of its carrying value based solely on a discounted cash flow method, to 152% based upon a blended discounted cash flow, comparable market value and market capitalization approach, which are discussed in detail below.  Therefore, management determined that no goodwill impairment charge was required as of October 31, 2009.

Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in our evaluation of goodwill impairment.  During its fiscal 2009 year, the Company’s closing stock price fluctuated from a low of $.17 to a high of $1.65.  As directed by authoritative guidance, we evaluated the trading activity in the Company’s common stock, including bid-ask spreads and the significant decline in trading volumes.  Based on this evaluation, we concluded that it would not be appropriate to place significant reliance on the stock prices we observed as being representative of the our reporting unit’s fair value.  In particular, we noted that the volume had significantly decreased and transactions may not be orderly as well as the fact that the Company’s market capitalization includes corporate costs and debt not related to the ZCS reporting unit.  Accordingly, at the measurement date we placed greater reliance on the projected discounted cash flow method.

During the fall of 2008, our market capitalization declined significantly, along with that of other public companies in and outside of our industry as a result of declining worldwide economic conditions caused by the tightening of global credit markets.  The Company’s stock has traded below net book value per share over the past year.  We do not believe the recent general downturn in the U.S. and global equity markets is representative of any fundamental change in our business.  The global recession has generally impacted both the timing and size of our customer orders.

Our discounted cash flow projections were based on a five-year financial forecast.  The five-year forecast was based on annual financial forecasts developed internally by management for use in managing our business.  The significant assumptions of these five-year forecasts which were used in determining fair value of our single reporting unit included:

•   annual revenue growth rates ranging from 13% to 17%, which are in line with our recent historical growth rates;
•   gross margins of 30% which are similar to our recent historic gross margins; and
•   future cash flows were discounted to present value using an end-of-year convention and weighted average cost of capital of 19.5%.

We believe these estimated assumptions are appropriate for our circumstances, in-line with or below our historical results and consistent with our forecasted long-term business model.  These assumptions also have considered the current economic environment.  However, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future.  Changes in these estimates or assumptions, including changes in our reporting structure, could materially affect our determination of fair value.  Accordingly, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of Ocotber 31, 2009 will prove to be accurate predictions of the future.

If our estimates and assumptions are not materially accurate, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing October 31, 2010 or prior to that, if any such changes constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment charge would result or, if that does, whether such charge would be material.  Reference should also be made to “Item 1A: Risk Factors – “Unsuccessful acquisitions could adversely affect our business”

Intangibles and Long-Lived Assets

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

Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period;
•	our market capitalization relative to net book value; and
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method.  We determined that there was no impairment as of December 31, 2009 and 2008.

Liquidity and Capital Resources

At December 31, 2009 we had cash and cash equivalents of $180,598 representing a decrease of $269,706 from the December 31, 2008 year-end balance of $450,304.  This decrease was attributable to the decline in our revenues in the last nine months of 2009.

Cash used in operating activities was $428,549 for the year ended December 31, 2009 compared to cash provided by operating activities of $311,156 in 2008.  The decrease in cash provided by operating activities was primarily due to decline in our operating results and a decrease in accounts receivable as a result of our revenue decline, partially offset by a increase in accounts payable.

Cash used in investing activities was $137,422 for the year ended December 31, 2009 compared to cash provided by investing activities of $6,005,221 in 2008. The change primarily reflects net proceeds of $7,848,964 received in 2008 for the PDI sale compared to $736,548 in 2009. In addition, we incurred expenses related to additions to property and equipment of $494,682 and $719,576 in 2009, and 2008, respectively.  In 2008 we had cash paid for acquisitions of $397,120, but we did not have any cash outflows for acquisitions in 2009. In 2009 and 2008 we had $337,507 and $727,047 of contingent consideration paid.

Cash provided by financing activities for the year ended December 31, 2009 was $296,265 versus cash used in financing activities of $7,127,138 in 2008.  This activity in 2008 included approximately $7,300,000 of loan repayments from the proceeds of the PDI transaction.

On December 31, 2006 we entered into a revolving credit facility with LaSalle Bank National Associations, which facility is now with Bank of America, N.A., as successor-by-merger to LaSalle.  The credit agreement was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009. As amended, the available line of credit is based on 80% of eligible accounts receivable up to a maximum of $6 million.  Loans under the revolving credit facility bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% and (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum.  The credit facility terms require the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly.  The Company was not in compliance with these covenants as of December 31, 2009.  As of March 24, 2010, the outstanding loan balance was $4,350,090 with available borrowings of $668,562.  As the credit facility matures on June 21, 2010, we are currently in discussions with various senior lenders to replace or refinance this facility.

As of December 31, 2009, our other source of liquidity was a $3,000,000 line of credit agreement with Bruno Guazzoni, the uncle of our Chief Executive Officer and owner of 27.8% of our outstanding common stock as of March 26, 2010.  Advances under this line of credit bear interest at prime plus 2%.  As of December 31, 2009, our balance on the line of credit was $1,327,000 with available borrowings of $1,673,000.  As of the end of fiscal 2009, we also had two promissory notes originally issued to Bruno Guazzoni in the aggregate principal amount of $5,325,000.  These notes bear interest at 11%, payable quarterly.  The line of credit and both promissory notes matured on March 15, 2010.  However, Mr. Guazzoni sold the line of credit and promissory notes to Rockport Investments, Ltd. in a private transaction on February 28, 2010.  On March 31, 2010 we exchanged the debt held by Rockport Investments, Ltd. for a new note convertible into shares of our common stock at any time following stockholder approval of the transaction at the option of the noteholder (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note).  The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears.  The conversion rate is initially equal to the closing bid price immediately preceding the closing date.  Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  In addition, the noteholder has the right to vote on all matters to which holders of our common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate, although this voting right does not become effective until our stockholders approve the terms of the convertible note that provide for the potential issuance of more than 19.99% of the Company’s common stock (on a pre-transaction basis) upon conversion of the convertible note by Rockport and grant this voting power to the noteholder.  Pursuant to the terms of the convertible note, effective upon such stockholder approval, Rockport would have the right to vote approximately 28% of the Company’s common stock; however, Rockport has entered into a voting agreement with our Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy to vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the life of the note.  See Note 22 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of this exchange transaction and the new convertible note.

Because of our net loss from continuing operations of $3,304,152 in 2009, our working capital deficit, the current maturity dates of our revolving credit facility, and our limited access to additional borrowings under these financing arrangements, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. However, due to the scheduled debt maturities discussed above the Company requires additional capital or other sources of financing in order to meet its commitments. If necessary we will explore other sources of capital, to fund future acquisitions and provide additional working capital.  We also continue to explore other opportunities that may be available to maximize the Company’s value for its stockholders, including strategic transactions.  As a result of tightening of the credit markets and volatility in the equity markets, it may be difficult for us to secure such additional liquidity sources on favorable terms or at all. If we cannot secure additional funding, we will be unable to finance our acquisition strategy and/or continue our organic growth, and we may need to reduce the scope of our existing operations and/or curtail some of our present operations.

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

The Company's Board of Directors reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our Common Stock from time to time in open market transactions.  Under the stock repurchase plan, as of December 31, 2009, we had repurchased 14,915 shares of our Common Stock at a cost of $179,015. None of these shares were repurchased in 2009 or 2008. These shares are reflected as treasury stock on the accompanying Consolidated Balance Sheets.

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

-
We believe that any credit risk associated with our receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. However, the uncertainty of the current economic climate affects our level of assurance regarding any of our customers’ financial well-being.  During 2009, no one customer accounted for more than 10% of revenues, although our largest customer, Reynolds Consumer Products Company, accounted for approximately 10% of revenues. During 2008, one customer accounted for approximately 7% of revenues.  At December 31, 2009 and December 31, 2008, the Company did not have a customer account that accounted for over 12% of accounts receivable.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws which are sources of authoritative accounting guidance for SEC registrants.  The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance.  The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.  The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  In the description of ASC and Accounting Standards Updates (“ASU”) that follows, references in italics relate to ASC or ASU topics and their descriptive titles, as appropriate.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.”  ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted.  The Company is currently evaluating the timing of its adoption of ASU 2009-14 and the impact that ASU 2009-14 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 which supersede certain guidance in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements”.  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  This topic is effective for annual reporting periods beginning after June 15, 2010.  The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Item 8.	Financial Statements and Supplemental Data

The Company’s Consolidated Financial Statements and accompanying Footnotes are attached to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Corporate Governance

The response to this Item will be contained in the Company’s 2010 Proxy Statement under the captions “Election of Directors” and “Code of Conduct and Ethics” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained in the Company’s 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Board of Directors and Committees of the Board of Directors
Information with respect to committees of our Board of Directors will be contained in the Company’s 2010 Proxy Statement under the caption “Information about the Board of Directors and Committees of the Board of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this Item will be contained in the Company's 2010 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item will be contained in the Company's 2010 Proxy Statement under the caption "Security Ownership of Management and Principal Shareholders" and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to the independence of our directors will be included in our 2010 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

During the year ended December 31, 2009, the Company was a party to the following transactions with related parties:

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 27.8% of Zanett’s outstanding common stock (calculated as of March 26, 2010) from March 15, 2009 to March 15, 2010.  The maximum borrowings under this line of credit are $3,000,000 and the interest rate is prime plus two percent (2%).  As of December 31, 2009 this line had an outstanding balance of $1,327,000 with available borrowings of $1,673,000. Interest expense attributed to this line of credit for the year ended December 31, 2009 was $58,752.  The Company paid Mr. Guazzoni $41,372 of principal and interest under this line of credit in 2009.  This line of credit was sold by Bruno Guazzoni to Rockport Investments, Ltd. in a private transaction on February 28, 2010.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010.  Also on March 15, 2009, ZCS replaced an existing promissory note issued to Bruno Guazzoni in the aggregate principal amount of $750,000 with a new note with identical terms, except the maturity date was extended from March 15, 2009 to March 15, 2010.  These two new notes required quarterly payments of interest at the rate of eleven percent (11%) per annum.  These two promissory notes were sold by Bruno Guazzoni to Rockport Investments, Ltd. in a private transaction on February 28, 2010. In respect of these promissory notes, interest expense was $585,750 for the year ended December 31, 2009.  As of December 31, 2009, there was $292,875 interest accrued under these notes.  In 2009, the Company paid $439,314 to Mr. Guazzoni in respect of these promissory notes.

As a policy, all transactions involving the Company and any related parties are reviewed by the President, CFO and CEO for approval. Additionally, all related party transactions are reviewed at each regular quarterly meeting the board of directors as we review with, and highlight for, the board any changes occurring during the quarter.

Item 14. Principal Accountant Fees and Services

The response to this Item will be contained in the Company’s 2010 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)  Exhibits

Exhibit Number	Item

2.1
Agreement and Plan of Merger by and among Back Bay Technologies, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BBT, Inc. and the stockholders of Back Bay Technologies, Inc. dated as of December 7, 2001

2.2
Agreement and Plan of Merger by and among Brandywine Computer Group, Inc., Planet Zanett, Inc., Planet Zanett Merger Sub BCG, Inc. and the stockholders of Brandywine Computer Group, Inc. dated as of May 31, 2002

2.3	Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the stockholders of Paragon Dynamics, Inc. dated as of January 31, 2003
2.4	Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority stockholder of DeltaData, Inc. dated as of November 30, 2003
2.5	Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004
2.6	Stock Purchase Agreement by and among Whitbread Technology Partners, Inc., Zanett, Inc., and Joel D’Arcy dated as of March 1, 2005.
2.7(1)	Agreement and Plan of Merger of Whitbread Technology Partners, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.8(1)	Agreement and Plan of Merger of INRANGE Consulting Corporation and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

Exhibit Number	Item

2.9(1)	Agreement and Plan of Merger of Back Bay Technologies, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.11(2)	Stock Purchase Agreement by and among Data Road, Inc., Zanett, Inc., Zanett Commercial Solutions, Inc. and Jeffrey Francis and John Vaughan, dated as of May 1, 2006.
2.12(3)	Agreement and Plan of Merger among DBA Group, LLC, Zanett DBA Group, Inc., Zanett, Inc., Jose David Rincon, Billy Hyden and David Wolf dated as of March 6, 2007.
2.14(4)	Asset Purchase Agreement by and among Zanett Commercial Solutions, Inc., PS GoLive LLC and Michael Johnson dated as of November 25, 2008.
2.15(5)	Stock Purchase Agreement by and among Zanett, Inc., Delta Communications Group, Inc. and Howard Norton dated as of February 28, 2006.
2.16(6)	Stock Purchase Agreement dated as of March 12, 2008, by and among KOR Electronics, Paragon Dynamics, Inc. and Zanett, Inc.
3.1(7)	Amended and Restated Certificate of Incorporation of Zanett, Inc.
3.2	By-laws of Zanett, Inc.
4.1(8)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
4.2(8)	Form of Note
4.3(8)	Form of Note Confirmation
4.4(8)	Form of Subscription Agreement
10.1	Zanett Inc. Amended and Restated Incentive Stock Plan*
10.4(9)	Promissory Note in the amount of $4,575,000 issued by Zanett Commercial Solutions, Inc. to Bruno Guazzoni, dated March 15, 2009.
10.5(9)	Promissory Note in the amount of $750,000 issued by Zanett Commercial Solutions, Inc. to Bruno Guazzoni, dated March 15, 2009.
10.6(10)
Loan and Security Agreement dated as of December 21, 2005 by and among Zanett, Inc., Zanett Commercial Solutions, Inc., Paragon Dynamics, Inc., Delta Communications Group, Inc. and LaSalle National Bank.

10.7(11)
First Amendment and Modification to Loan and Security Agreement and Other Loan Documents, by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc. and Paragon Dynamics, Inc. dated May 18, 2007.

10.8(12)
Second Amendment and Modification to Loan and Security Agreement by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc. and Paragon Dynamics, Inc. dated November 14, 2007.

10.9(6)
Third Amendment and Modification to Loan and Security Agreement by and among LaSalle Bank National Association, Zanett, Inc., Zanett Commercial Solutions, Inc. and Paragon Dynamics, Inc. dated March 17, 2008.

10.10(13)
Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, dated January 22, 2009.

10.11(14)
Sixth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, dated December 21, 2009.

21.1	List of Subsidiaries

Exhibit Number	Item

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Post-Effective Amendment No. 1 on Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.

(2)	Incorporated by reference to our Current Report of Form 8-K filed April 24, 2006.

(3)	Incorporated by reference to our Post-Effective Amendment No. 2 on Form S-1 filed July 17, 2007.

(4)	Incorporated by reference to our Current Report on Form 8-K filed December 2, 2008.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K filed March 24, 2008.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(8)	Incorporated by reference to our registration statement on Form S-2/A field February 1, 2005.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2007.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Incorporated by reference to our Current Report on Form 8-K filed January 30, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K filed December 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.

BY: /s/ Claudio M. Guazzoni
Claudio M. Guazzoni
Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claudio M. Guazzoni	Chairman & Chief
Claudio M. Guazzoni	Executive Officer	March 31, 2010

/s/ Dennis Harkins	President & Chief
Dennis Harkins	Financial Officer
(Principal Financial
	and Accounting Officer)	March 31, 2010

/s/ L. Scott Perry	Director	March 31, 2010
L. Scott Perry

/s/ William H. Church	Director	March 31, 2010
William H. Church

/s/ Leonard G. Goldstein	Director	March 31, 2010
Leonard G. Goldstein

/s/ Charles T. Johnstone	Director	March 31, 2010
Charles T. Johnstone

ZANETT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zanett, Inc. at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred a significant loss from continuing operations, has a working capital deficit and all of its outstanding debt is either currently payable or payable within the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, LLP
March 31, 2010
New York, New York

ZANETT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$180,598	$450,304
Accounts receivable net of allowance for doubtful accounts of $432,490 and $332,945, respectively	6,536,874	6,855,916
Income tax receivable	51,863	56,062
Unbilled revenue	206,681	296,341
Prepaid expenses	250,335	319,436
Customer deposits	535,000	535,000
Other current assets	174,306	224,637
Total current assets	7,935,657	8,737,696

Property and equipment, net	1,304,522	1,333,280
Goodwill	16,479,746	15,762,216
Intangibles, net	615,088	962,292
Other assets	165,349	245,113
Total assets	$26,500,362	$27,040,597

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,235,640	$620,466
Accrued expenses	2,836,387	3,150,959
Short term debt-line of credit	4,350,090	4,235,551
Short term debt-related party	6,652,322	1,027,322
Short term renewable unsecured subordinated debt	1,123,048	1,185,379
Other current liabilities	1,032,620	931,004
Income taxes payable	14,591	33,691
Deferred revenue	1,228,802	916,249
Deferred income taxes	30,645	27,054
Capital lease obligations	35,988	8,173
Total current liabilities	18,540,133	12,135,848

Notes payable-related party	-	5,325,000
Long term renewable unsecured subordinated debt	1,131,104	1,114,565
Capital lease obligation	47,980	-
Deferred rent expense	76,535	70,000
Deferred income taxes	25,053	160,296
Total liabilities	19,820,805	18,805,709

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.004 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.004 par value;
50,000,000 shares authorized
8,738,833 and 7,608,506 shares
issued and outstanding, respectively	32,443	30,434
Additional paid-in capital	32,482,502	31,715,421
Treasury stock, at cost - 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(25,656,373)	(23,331,952)
Total stockholders' equity	6,679,557	8,234,888
Total liabilities and stockholders' equity	$26,500,362	$27,040,597

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenue	$41,376,100	$47,728,669

Operating expenses:
Cost of revenue	29,518,856	32,936,179
Selling and marketing	5,673,605	5,835,123
General and administrative	8,202,328	8,177,276
Total operating expenses	43,394,789	46,948,578
Operating(loss)/income	(2,018,689)	780,091
Other income/(expense):
Interest income	-	10,540
Interest expense	(1,292,027)	(1,503,622)
Total other expense, net	(1,292,027)	(1,493,082)
Loss from continuing operations
before income taxes	(3,310,716)	(712,991)

Income tax (benefit)/expense	(98,795)	162,153
Loss from continuing operations	(3,211,921)	(875,144)
Loss from discontinued operations, net of taxes	-	(285,919)

Gain on sale of discontinued operations, net of taxes	887,500	1,932,913
Net (loss)/income	$(2,324,421)	$771,850
Basic and diluted (loss)/income per share:

Continuing operations	$(0.37)	$(0.11)
Discontinued operations	$0.10	$0.21
Net (loss)/income per common share–basic and diluted	$(0.27)	$0.10

Weighted average shares outstanding – basic and diluted	8,628,034	7,620,192

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2008	7,481,301	$29,925	$31,203,565	14,915	$(179,015)	$(24,103,802)	$6,950,673

Issuance of common stock in connection with acquisitions	127,205	509	304,781	-	-	-	305,290
Compensatory restricted common stock and options issued to non-employees and employees	-	-	207,075	-	-	-	207,075
Net income	-	-	-	-	-	771,850	771,850
Balance, December 31, 2008	7,608,506	30,434	31,715,421	14,915	(179,015)	(23,331,952)	8,234,888

Issuance of common stock in connection with acquisitions	515,327	2,009	241,357	-	-	-	243,366
Compensatory restricted common stock and options issued to non-employees and employees	615,000	-	525,724	-	-	-	525,724
Net loss	-	-	-	-	-	(2,324,421)	(2,324,421)
Balance, December 31, 2009	8,738,833	$32,443	$32,482,502	$14,915	$(179,015)	$(25,656,373)	$6,679,557

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss)/income	$(2,324,242)	$771,850
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	870,644	829,901
Stock based compensation and services	525,724	207,075
Gain on sale of PDI	(887,500)	(1,932,913)
Provision for doubtful accounts	99,545	325,485
Deferred rent expense	6,535	3,599
Deferred income taxes	(131,652)	(62,458)
Changes in, net of acquisitions:
Accounts receivable	219,497	1,268,519
Unbilled revenue	89,660	(404,965)
Prepaid expenses and other current assets	167,916	121,012
Other assets	79,764	182,816
Accrued expenses	(148,020)	513,215
Accounts payable	615,174	(1,518,830)
Other current liabilities	90,754	(14,973)
Income tax receivable	4,199	33,543
Income taxes payable	(19,100)	33,691
Deferred revenue	312,553	(45,411)
Net cash (used in)/provided by operating activities	(428,549)	311,156
Cash flows from investing activities:
Cash received from sale of business, net	726,133	7,848,964
Cash paid for acquisitions, net of cash acquired	-	(397,120)
Cash paid as contingent consideration related to past acquisitions	(368,873)	(727,047)
Additions to property and equipment	(494,682)	(719,576)
Cash flows (used in)/provided by investing activities	(137,422)	6,005,221
Cash flows from financing activities:
Payments for debt issuance costs	(48,484)	(128,181)
Redemption of unsecured notes	(45,792)	-
Proceeds from unsecured notes	-	178,272
Proceeds from notes payable to related party	300,000	-
Repayments of short term borrowings	-	(2,904,524)
Proceeds from short term borrowings	114,538	-
Repayments of notes payable to related party	-	(4,272,678)
Capital lease payments	(23,997)	(27)
Cash flows provided by/(used in) financing activities	296,265	(7,127,138)
Net decrease in cash and cash equivalents	(269,706)	(810,761)
Cash and cash equivalents, beginning of year	450,304	1,261,065
Cash and cash equivalents, end of year	$180,598	$450,304

Supplemental Disclosures of Cash Flow Information:

Fair value of assets acquired	$-	$397,120
Net cash paid for acquisition	-	397,120
Liabilities assumed	$-	$-

Cash paid during the year for:

Interest	$930,073	$1,430,411
Income taxes	$61,999	$86,809

Non-cash investing activities
Shares issued for contingent consideration	243,372	127,205

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Business and Organization

Zanett Inc. (the “Company”) is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.  Until the disposition of Paragon Dynamic, Inc. ("PDI") in 2008, the Company also provided such solutions to classified government agencies.

The Company provides commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in West Chester, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts.  On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”).  In May 2006 ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia, and DBA was merged into ZCS in connection with that acquisition. In December 2008, ZCS acquired PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, FL.

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

The Company has an administrative office in the Philippines; however, at this time the operations of this office are insignificant to the Company’s overall business and consolidated financial statements.

The Company’s former government segment consisted of PDI, which was acquired in January 2003. PDI was treated as a discontinued operation as of December 31, 2007 because the decision was reached in the fourth quarter of 2007 to exit the government IT engineering business that is PDI's principal business activity. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, which sale was completed on March 17, 2008. See also Note 9.

Liquidity

During the year ended December 31, 2009, the Company incurred a loss from continuing operations of $3,211,921 and had an excess of current liabilities compared to current assets of approximately $10.6 million at December 31, 2009.  As of December 31, 2009, the Company’s revolving line of credit with Bank of America, as successor-by-merger to LaSalle Bank, which matures June 21, 2010, had a balance of $4,350,090 with available borrowings of $668,562.  In March 2007, the Company entered into a line of credit agreement with a principal shareholder of the Company in the amount of $3 million (see Note 14). This line is available for working capital requirements and is unrestricted. As of December 31, 2008 this line of credit had a balance of $1.327 million with available borrowings of $1.7 million.  This line of credit was sold by the principal shareholder to a third party in a private transaction on February 28, 2010.  The line matured on March 15, 2010, but the Company is currently in negotiations with the new lender to refinance this debt.

The loss from continuing operations, working capital deficit, current maturity dates of the Company's outstanding debt and limited available borrowings raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently negotiating the replacement or refinancing of its outstanding debt and line of credit arrangements or is otherwise looking to secure additional funding, though there can be no assurances that such financing will be obtained.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.	Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Examples of such estimates include, but are not limited to, revenue recognition, including estimates to complete on fixed fee contracts, allowance for doubtful accounts, impairment of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Reverse Stock Split

On June 30, 2008, the Company effected a reverse stock split pursuant to which each four outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.001 (the “Reverse Stock Split”).  All of the share numbers, stock price and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheet:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Marktets for	Observable	Unobservable
(In thousands)	December 31,	Identical Items	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash in Bank	$180,598	$180,598	$-	$-

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Marktets for	Observable	Unobservable
(In thousands)	December 31,	Identical Items	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash in Bank	$450,304	$450,304	$-	$-

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, customer deposits and cash equivalents, accounts receivable, income tax receivable, accounts payable, accrued expenses and short-term debt.  The carrying amounts of all short-term financial instruments at December 31, 2009 and 2008 approximate their fair values due to their short maturities.  We place our cash and cash equivalents primarily in commercial checking accounts and money market funds.  Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

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

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired.  Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred.  The Company performs its evaluation as of October 31, the assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill.  If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment.  The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess.

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

Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis.  The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability.  The non-current portion of deferred rent at December 31, 2009 and 2008 was $76,535 and $70,000, respectively, and is included in other liabilities on the Consolidated Balance Sheets.  The current portion of deferred rent at December 31, 2009 and 2008 was $7,400 and $3,600, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.

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

IT Professional Services

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion.  The percentage of completion for each contract is determined based on the ratio of costs incurred to a current estimate of total project costs since management believes this reflects the extent of contract completion. Changes in estimated costs during the course of a fixed fee contract are reflected in the period in which such facts become known.  If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time.

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

Cost of Revenues

Cost of revenues includes salaries and related costs of consulting and technical staff and outside contractors, as well as travel and costs related to the provision of services at customer locations.  Additionally, the Company pays a referral fee on certain contracts that is included in cost of revenues.  This fee is calculated as a percentage of service revenue billed to customers under the applicable contracts.

Cost of revenues includes the cost of hardware purchased from suppliers and sold to customers.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use as well as costs for the development of software that is to be sold, leased or licensed to third parties in the future. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's intended use and software developed by a vendor for the Company's proprietary use have been capitalized.  Software development costs  for software to be sold, leased or licensed to third parties are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. Costs capitalized include an allocation of the costs incurred for the Company's own personnel who are directly associated with software development.  For the years ended December 31, 2009 and 2008 capitalized software cost totaled $1,026,123 and $756,893, respectively.

Income Taxes

Effective January 1, 2007 the Company has accounted for the uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the adoption date of January 1, 2007 and also as of December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations. There was no interest and penalties for the year ended December 31, 2009 and 2008. Tax years beginning in 2005 are generally subject to examination by taxing authorities.

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

Note 3.	Stock Based Compensation

The Company accounts for stock based awards by recording compensation based on the fair value of the awards on the date of grant, expensed on a straight-line basis over the vesting period of the awards, which is generally one to five years. Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate future forfeitures. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding. For the years ended December 31, 2009 and 2008, the Company recorded stock based compensation expense for employee related stock options of $98,000 and $105,000, respectively.

Loss Per Share Information

Basic income/(loss) per share is calculated based on the weighted average number  of common shares outstanding during the period.  Diluted income/(loss) per share  gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2009 and 2008, the Company excluded all of its 1,617,773 and 1,750,191 stock options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position from continued operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 – “The FASB Accounting Standards ASC Topic and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Policies (“U.S. GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws which are sources of authoritative accounting guidance for SEC registrants.  The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance.  The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates.  The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC topic, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.  In the description of ASC and Accounting Standards Updates (“ASU”) that follows, references in italics relate to ASC or ASU topics and their descriptive titles, as appropriate.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.”  ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted.  The Company is currently evaluating the timing of its adoption of ASU 2009-14 and the impact that ASU 2009-14 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements”.  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  This topic is effective for annual reporting periods beginning after June 15, 2010.  The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Note 4.	Acquisitions

The following information is about the Company’s acquisition occurring in 2008:

2008

PS GOLIVE LLC

On November 25, 2008, ZCS completed the acquisition of the agreed upon assets of PS GoLive from the owner of PS GoLive (the "PS GoLive Owners”).

The total consideration to be paid by ZCS to the PS GoLive Owner is comprised of initial consideration, a purchase price adjustment based upon the level of PS GoLive net working capital at closing, and future contingent consideration.

The net consideration consisted of $386,405 in cash.

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

The post acquisition consolidated financial statements include the results of operations of PS GoLive from the acquisition date. The net purchase price of $386,405 has been allocated to goodwill.

The following table sets forth the components of the purchase price paid to date:

Cash Paid	$386,405
Total Purchase	$386,405

Note 5.	Unaudited Pro Forma Disclosures Related to Recent Acquisitions

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

Year ended December 31,
2008
(unaudited)
Pro forma results:
Revenues	$49,661,666
Net Loss from continuing operations	(1,057,532)
Loss per common share from continued operations
- Basic and Diluted	$(0.14)

Note 6.	Segments

The Company’s current continuing operations are comprised of one segment, Commercial Solutions.

The Commercial Solutions segment is comprised of ZCS, under which BBT, ICC, WTP and DBA operate, and two wholly-owned subsidiaries of ZCS, PS GoLive and Data Road. These companies provide technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

Note 7.	Intangibles

Intangibles consisted of the following at December 31, 2009 and 2008:

		December 31, 2009			December 31, 2008
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Customer Relationships	1.37	1,577,000	(1,149,474)	427,526	1,577,000	(867,325)	709,675

Non-compete Agreement	1.03	193,000	(161,440)	31,560	193,000	(127,508)	65,492

Trade Names	2.25	408,004	(252,002)	156,002	408,000	(220,875)	187,125
Total		$2,178,004	$(1,562,916)	$615,088	$2,178,000	$(1,215,708)	$962,292

Amortization expense was $347,208 and $432,352 in 2009 and 2008, respectively.  Based on the Company’s amortization of intangible assets as of December 31, 2009, the Company expects related amortization expense for the next three fiscal years to be $260,547, $194,092 and $40,450, respectively.

Note 8.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Balance at January 1, 2008	$14,538,761
DBA acquisition	610,580
Data Road acquisition	215,755
Contingent consideration - Data Road	397,120

Balance at December 31, 2008	$15,762,216

Balance at January 1, 2009	$15,762,216
Contingent consideration - DBA	486,745
Final consideration - Whitbread	241,500
PSGoLive acquisition	(10,715)

Balance at December 31, 2009	$16,479,746

In October 2009 and 2008 we performed our annual test for impairment of goodwill and concluded that no impairment charge was required for either year.  The Company has determined that all of its goodwill is allocated to one reporting unit, ZCS, for 2009 and 2008. In testing for impairment, the Company compared the carrying value of its reporting unit, including goodwill, to the fair value of the reporting unit based on management’s analysis of the relevant facts, including a third-party valuation.

Note 9.	Discontinued Operations

The following amounts relate to the operations of the Company’s disposed business that have been segregated from continuing operations and reflected as discontinued operations in each period’s consolidated statement of operations:

	Year ended December 31,
	2008	2009
Revenue	$1,602,575	$-

Operating (loss)/income before income taxes	(285,919)	-

(Loss)/income from discontinued operations, net of taxes	$(285,919)	$-
Gain on sale of discounted operations, net of taxes	$1,932,913	$887,500

Note 10.	Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

		December 31,
	Estimated Useful Life	2009	2008

Computer equipment	3 years	$1,354,283	$1,325,575
Computer software	3 years	1,078,068	244,583
Furniture and fixtures	5 years	300,361	290,554
Leasehold improvements	Lesser of lease term of life of asset	360,594	143,339
Construction in progress		136,308	711,968
		3,229,614	2,716,019
Less Accumulated depreciation and amortization		(1,925,092)	(1,382,739)

Property and equipment, net		$1,304,522	$1,333,280

As of December 31, 2009 and 2008, property and equipment financed with capital leases had a cost of $183,721 and $75,757, respectively, and related accumulated depreciation of $100,203 and $75,757, respectively. Depreciation expense related to all property and equipment was $542,353 and $371,593 for the years ended December 31, 2009 and 2008, respectively.

Note 11.	Restricted Common Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during the years ended December 31, 2009 and 2008, is presented below (restricted shares in thousands):

Restricted Shares
Restricted shares outstanding, January 1, 2008	-
Granted	735,413
Vested	(198,274)
Forfeited	-
Restricted shares outstanding, December 31, 2008	537,139
Granted	127,205
Vested	(664,344)
Forfeited	-
Restricted shares outstanding, December 31, 2009	-

Restricted stock compensation costs are allocated as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
General and administrative	$427	$32
Sales and marketing	-	4
	$427	$36

All of the shares of Common Stock issued by the Company in its acquisitions of operating units, as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder.  A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets.  As of December 31, 2009, 1,147,046 out of 1,821,761 shares pursuant to the lock-up agreements had been released from the restrictions. On November 11, 2008, the Company granted awards of 615,000 shares of restricted common stock to certain of its directors and officers, pursuant to the Company’s Incentive Stock Plan.  The restricted shares vested on November 11, 2009.

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

During 2009 and 2008, the Company issued options to purchase 0 and 345,000 shares of its Common Stock, respectively, under the Stock Plan.  At December 31, 2009, 1,750,191 common shares were available for future issuance under the Stock Plan.  During 2009, options to purchase 132,418 shares of Common Stock were forfeited or expired unexercised.

The fair value of the Company’s stock-based awards issued to employees in the year ended December 31, 2008 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55% and a risk-free rate of 4.62%.

In October 2006, November 2006, March 2007 and August 2007 the Company issued 966,625 options which vest only when the Company files a Annual Report on Form 10-K showing an annual revenue amount for the fiscal year of $250,000,000, and which expire after five years.  Currently the Company has incurred no expense for these options, as only when the occurrence of this event becomes probable will an expense be recorded.

The weighted average grant-date fair value of options granted during the years ended December 31, 2008 was $.70, respectively.  There were no options granted in 2009.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

		Weighted
		Avg. Grant
	Number of	Date Fair
	Options	Value
Non-vested at January 1, 2009	944,725	$3.81
Granted	-	-
Vested	(281,850)	1.57
Forfeited	(112,125)	1.87
Non-vested at December 31, 2009	550,750	$5.34

At December 31, 2009, there was no unrecognized compensation cost related to non-vested non-qualified stock option awards. The total fair value of options vested in the year ended December 31, 2009 was zero. Currently the Company has incurred no expense for the remaining non-vested options, as only when the occurrence of the annual revenue event becomes probable will an expense be recorded.

The following tables present option activity and options outstanding and exercisable:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2008	1,761,033	$8.08
Granted to employees	225,000	0.70
Granted to directors	120,000	0.70
Granted to vendors	-	-
Exercised	-	-
Forfeited/expired	(355,842)	7.74

Outstanding, December 31, 2008	1,750,191	$6.70
Granted to employees	-	-
Granted to directors	-	-
Granted to vendors	-	-
Exercised	-	-
Forfeited/expired	(132,418)	3.12

Outstanding, December 31, 2009	1,617,773	$6.99

Options Outstanding

	Options Outstanding			Options Exercisable
		Weighted Avg.
Range of	Options	Contractual Life	Weighted Average	Options	Weighted
Exercise Prices	Outstanding	Remaining (Yr)	Exercise Price	Exercisable	Exercise
$0.70	262,500	8.86	$0.70	262,500	$0.70
$1.92 - $3.84	45,438	7.28	3.59	2,563	3.45
$5.00 - $7.64	531,638	6.53	5.29	38,764	5.59
$8.00	430,625	2.65	8.00	430,625	8.00
$8.08 - $10.00	68,259	4.22	9.50	68,259	9.50
$10.04 - $11.00	22,938	4.92	10.94	22,939	10.94
$12.24 - $14.00	116,125	5.62	13.34	101,123	13.40
$14.32-$20.32	140,250	5.19	16.07	140,250	16.07

	1,617,773	5.60	$6.99	1,067,023	$10.09

Note 13.	Stock Repurchase Plan

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions.  Under the Company’s previous stock repurchase plan, as of December 31, 2009, we repurchased a total of 14,915 shares of common stock. These shares are reflected as treasury stock on the balance sheet. There were no shares repurchased in 2009 or 2008.

Note 14.	Related Party Transactions

On March 18, 2008, the Company repaid all amounts outstanding on three promissory notes in an aggregate principal amount of $1,500,000 issued to Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 27.8% of Zanett’s outstanding common stock (calculated as of March 26, 2010).

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010.  Also on March 15, 2009, ZCS replaced an existing promissory note issued to Bruno Guazzoni in the aggregate principal amount of $750,000 with a new note with identical terms, except the maturity date was extended from March 15, 2009 to March 15, 2010.  These two new notes require quarterly payments of interest at the rate of eleven percent (11%) per annum. These two promissory notes were sold by Bruno Guazzoni to Rockport Investments, Ltd. in a private transaction on February 28, 2010.

In respect of all of the promissory notes described above, interest expense was $585,750 and $634,500 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was $292,875 interest accrued under those notes. In 2008 and 2009, the Company paid $677,000 and $439,314 to Mr. Guazzoni in respect of these promissory notes, respectively, including scheduled interest payments and the repayment of $1,500,000 principal amount of notes described above.

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni from March 15, 2009 to March 15, 2010.  The maximum borrowings under this line of credit are $3,000,000 and the interest rate is prime plus two percent (2%).  As of December 31, 2009 this line had an outstanding balance of $1,327,000 with available borrowings of $1,673,000.  This line of credit was sold by Bruno Guazzoni to Rockport Investments, Ltd. in a private transaction on February 28, 2010.  Interest expense attributed to this line of credit for the years ended December 31, 2009 and 2008 were $58,752 and $134,910, respectively. The Company paid Mr. Guazzoni $41,372 and $150,018 of principal and interest under this line of credit in 2009 and 2008, respectively.

In 2009 and 2008, the Company was party to a sublease arrangement for its New York City office with an entity related to the CEO of the Company.   Rent income of $66,000 was recognized in the year ended December 31, 2008 and reversed against general and administrative expenses in 2009.

Note 15.        Notes Payable, Revolving Credit Facility, Line of Credit and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at December 31, 2009 and 2008 and were as follows:

Notes Payable

Notes Payable	2009	2008

Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2010	$4,575,000	$4,575,000
Notes payable to principal shareholder, 11% interest, quarterly interest payments, matures March 15, 2010	750,000	750,000

Total notes payable	$5,325,000	$5,325,000
Less: Current Portion	5,325,000	-

Long-term portion of notes payable	$-	$5,325,000

The above-described notes payable were sold by the principal shareholder to a third party in a private transaction on February 28, 2010.

Revolving Credit Facility

On December 31, 2006 the Company entered into a revolving credit facility with LaSalle Bank National Associations, which facility is now with Bank of America, N.A., as successor-by-merger to LaSalle.  The agreement was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009.  As amended, the available line of credit is based on 80% of eligible accounts receivable up to a maximum of $6 million.  Loans under the revolving credit facility bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% and (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum.  In addition to the credit facility, the bank provides the Company with treasury and cash management services.  The facility is secured by a first priority lien on all of the Company’s assets. Availability is calculated using a borrowing-base formula consisting of 80% of eligible accounts receivable. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees paid to the bank and attorneys were $178,825. These fees were classified as other assets in our balance sheet and amortized over the life of the loan. The credit facility terms require the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly.  The Company was not in compliance with these covenants as of December 31, 2009. As amended, the credit facility matures on June 21, 2010.

The Company had borrowings under its revolving line of credit of $4,350,090 and $4,235,551 to Bank of America as of December 31, 2009 and 2008, respectively, which are reflected as current liabilities on the balance sheet.  Borrowing available under the revolving line of credit was $662,562 as of December 31, 2009.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000.  This line is available for working capital requirements and is unrestricted.  The interest rate on the line of credit is prime plus two percent (2%). In March 2009, the Company extended the maturity of the line of credit to March 15, 2010.  On February 28, 2010, Bruno Guazzoni sold the line of credit to a third party in a private transaction.  The line matured on March 15, 2010, but the Company is currently in negotiations with the new lender to refinance this debt.  At December 31, 2009, the outstanding balance on this line of credit was $1,327,322.

Renewable unsecured subordinated debt

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through December 31, 2009, the Company has issued $2,254,152 in renewable unsecured subordinated notes net of redemptions. The Company had no gains or losses on redemptions in 2009 and 2008. The table below presents the Company’s outstanding notes payable as of December 31, 2009:

				Weighted
		Principal		Average
	Original Term	Amount	Percentage	Interest Rate
Renewable unsecured	3 months	$68,826	3.05%	$7.69%
subordinated notes	6 months	102,034	4.53%	8.57%
	1 year	483,886	21.47%	11.23%
	2 years	688,088	30.53%	12.79%
	3 years	757,222	33.59%	13.65%
	4 years	43,500	1.93%	14.92%
	5 years	33,096	1.47%	9.52%
	10 years	77,500	3.43%	8.77%
Total		$2,254,152	100.00%	12.25%
Less current portion of notes payable:		(1,123,048)
Long-term portion		$1,131,104

Long-term portion matures as follows:

Year ending December 31,	Amount
2011	$859,600
2012	173,408
2013	20,596
2014	-
2015	77,500
$1,131,104

The Company made interest payments on the above mentioned unsecured notes during the year ended December 31, 2009 and 2008, in the amounts of $245,985 and $289,815, respectively.

Note 16.	Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Employee compensation and commissions	$1,776,909	$2,110,637
Professional fees	157,207	178,923
Sales taxes	-	11,846
Interest payable	460,314	249,609
Contractors fees	359,353	527,499
Other	82,604	72,445

Total accrued expenses	$2,836,387	$3,150,959

Note 17.	Employee Benefit Plans

Each of our operating companies have defined contribution savings plans that qualify under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plans”) and cover all employees of the respective subsidiaries meeting certain service and age requirements.  In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under certain of the Plans who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. Certain of the Plans provide for mandatory or voluntary matching contributions to be made by the Company.  The maximum matching contributions range from 50% of the first 4% to 10% of an employee’s annual wages.  The amount contributed to the Plans by the Company was approximately $55,729 and $426,155 for the years ended December 31, 2009 and 2008, respectively.

Note 18.	Commitments and Contingencies

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2014.  Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

At December 31, 2009 future minimum lease payments under these non-cancelable operating leases are as follows:

Year ending December 31,	Operating leases

2010	$843,478
2011	678,823
2012	637,289
2013	615,222
2014	399,673
$3,174,485

Total rent expense under all leases was $881,873 and $697,822 for the years ended December 31, 2009 and 2008, respectively.

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

For the year ended December 31, 2009, the Company had one customer that accounted for approximately 10% of total revenues.  For the year ended December 31, 2008, the Company had one customer that accounted for approximately 7% of revenues.

Note 20.	Income Taxes

At December 31, 2009, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $5.1 million and $9.9 million, respectively, which can be used to offset current and future federal and state taxable income starting in 2025 and 2021, respectively.

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (formerly “SFAS 109”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC 740, including current and historical results of operations, future income projections and the overall prospects of the Company's business. Based upon management's assessment of all available evidence, the Company has provided valuation allowances to offset its deferred tax assets due to the significant uncertainties related to its ability to generate future taxable income.

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statements of operation consists of the following:

	Year Ended	Year Ended
	December 31, 2009	Devember 31, 2008
Current:
Federal	$-	$33,691
State and local	32,897	128,462
Total Current	32,857	162,153

Deferred:
Federal	$(115,195)	$-
State and local	(16,457)	-
Total Deferred	(131,652)	-

Total provision (benefit)	$(98,795)	$162,153

The significant components of the Company’s net deferred tax asset are summarized as follows:

	December 31, 2009	December 31, 2008

Stock-based compensation	$3,722,737	$3,506,757
Net operating loss carryforwards	2,088,016	1,540,970
Tax/book basis difference in assets	25,049	(130,047)
Reserves and other accruals	293,739	236,151
Total gross deferred tax assets	$6,129,541	$5,153,831
Valuation allowance	(6,185,239)	(5,341,181)
Net deferred tax liability	$(55,698)	$(187,350)
Less: current deferred tax liability	30,645	27,054
Long-term deferred tax liability	$(25,053)	$160,296

The following is a reconciliation of the income tax benefit computed at the statutory rate to the provision for income taxes:

	Year ended Decemeber 31,
	2009	2008
Income tax provision computed at the federal rate of 35%	$(1,139,880)	$462,889
State and local income taxes, net of federal benefit	4,900	83,500
Permanent differences	56,446	111,601
Federal amount tax credit	31,662	(7,525)
Other	104,019	43,607
Change in federal valuation allowance	844,058	(531,919)
	$(98,795)	$162,153

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of NOL carryforwards (following certain ownership changes, as defined by the Act) under IRC 382, which could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as defined by the Act, as a result of past financings and may experience changes in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned federal operating loss carryforwards will be limited. The Company is in the process of determining the impact of ownership changes that have occurred, as defined by the Act. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

The Company files income tax returns in the U.S. and various states and local jurisdictions.  With certain exceptions, the Company is not subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2005.  However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company had no unrecognized tax benefits at December 31, 2009 that would affect the annual effective tax rate.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Interest and penalties would be a component of income tax expense but no such liabilities have been recorded.

Note 21.	Supplemental Non-Cash Disclosures to the Statements of Cash Flows

The Company had the following non-cash investing and financing activities during the years ended December 31, 2009 and 2008:

	2009	2008
Issuance of Common Stock in connection with acquisitions	$-	$304,781

Note 22.	Subsequent Events.

On March 31, 2010, the Company entered into an exchange agreement with Rockport Investments, Ltd. (“Rockport”), pursuant to which the Company exchanged the existing promissory notes and line of credit held by Rockport for a new promissory note convertible into shares of the Company’s common stock at any time after stockholder approval of the transaction at Rockport's option (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note).  The note has a principal amount of $7,131,983, bears interest a rate of 7.95% per annum, payable quarterly in arrears, and matures on March 31, 2015.  The conversion rate is initially equal to the closing bid price immediately preceding the closing date.  Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  In addition, Rockport has the right to vote on all matters to which holders of the Company’s common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate, although this voting right does not become effective until the Company’s stockholders approve the terms of the convertible note that provide for the potential issuance of more than 19.99% of the Company’s common stock (on a pre-transaction basis) upon conversion of the convertible note by Rockport and grant this voting power to the noteholder.  Pursuant to the terms of the convertible note, effective upon such stockholder approval, Rockport would have the right to vote approximately 28% of the Company’s common stock; however, Rockport has entered into a voting agreement with the Company’s Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy to vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the life of the note.  Payment at maturity of the Note on March 31, 2015 will be made solely in cash or solely in shares of the Company’s common stock, at the option of the noteholder.  The Company may prepay the Note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accommodate the Company’s request.