Form 10-K/A
period 2009-12-31
ZANETT INC
filed 2010-04-30
CIK 1133872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO.1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

There were 8,848,016 shares of common stock outstanding as of April 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10−K for the fiscal year ended December 31, 2009 (the “2009 10−K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Filing”).  We are amending the 2009 10−K to include the information required by Items 10 through 14 of Part III of Form 10−K.  We had originally intended to incorporate this information by reference from our definitive proxy statement, which we had anticipated filing by April 30, 2010, in accordance with General Instruction G(3) to Form 10−K.  Since we do not expect to file our definitive proxy statement by April 30, 2010, we are hereby filing this Amendment to include the required information.

Part III of the 2009 10−K is hereby amended and restated in its entirety with Part III set forth below.  In addition, we are filing new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof.  This Amendment does not change our previously reported financial statements or the other financial disclosures contained in the Original Filing.  Except for the addition of the Part III information and the filing of the certifications, no other changes have been made to the 2009 10−K.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2009 10−K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the 2009 10−K.

ZANETT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

TABLE OF CONTENTS

PART III

Item 10.  Directors and Corporate Governance

Listed below is biographical information for our directors.

Leonard Goldstein, 60 – Served as director since April 2005.

Mr. Goldstein brings over 25 years of diversified technology and financial experience to the investment community.  From 2004 to 2009, he was the Chief Information Officer (“CIO”)responsible for all technology decisions at Atticus Capital LP, a large long/short equity driven hedge fund based in New York City. From 2001 to 2003, he was the Chief Information Officer of Pequot Capital Management, a premier hedge fund and venture capital group based in Westport, Connecticut and New York City, NY.  He was responsible for overall technology strategy, evaluation, implementation and operations.

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

Mr. Goldstein has his doctorate and masters degrees in engineering from Brooklyn Polytechnic Institute and New York University.  In considering Mr. Goldstein as a director of the Company, the Board of Directors considered his experience as an executive in various technology fields, his background in the investment community, and his sophisticated knowledge of financial matters.

Claudio M. Guazzoni, 47 - Served as director since October 2000.

Mr. Guazzoni is Chairman & Chief Executive Officer of Zanett, Inc., which he co-founded in 2000. He served as Zanett’s President from 2000 to 2006, and was appointed Chief Executive Officer in 2006.  Prior to co-founding Zanett, he co-founded The Zanett Securities Corporation in 1993, a merchant bank which was involved with numerous startup and early stage investments in technology and life sciences companies. At The Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of several young technology companies. In considering Mr. Guazzoni as a director and Chairman, the Board of Directors considered the financial and deal structuring experience Mr. Guazzoni gained from his previous work as an investment banker and recent past experience as a fund manager as well as the specific knowledge of the Company and the industry he has developed as a co-founder and executive officer over the past decade.

L. Scott Perry, 62 - Served as director since March 2001.

Mr. Perry is currently the President and a member of the board of directors of GPXS Holding Ltd. (“GPXS”), an Amsterdam-based wireless applications and services company which develops software and hosted services for wireless devices and applications.  He also heads the software group of GPXS and serves on the board of directors of GPXS Services AG, a subsidiary of GPXS, as well as on the advisory board of Mobile Tribe, a mobile social network technology company and the boards of directors, audit and compensation committees of a number of other companies and nonprofit organizations. Mr. Perry is an advisor to an early stage mobile payments company in formation and has served as chairman of INEA, a corporate performance management software company, and chairman of Smartserv, a public wireless applications firm.

Mr. Perry is an expert on the evolving structure of the service provider industry from communication services to managed services to software as services business models.  Before working for GPXS, Mr. Perry co-founded Cobblers Hill Group, a consultancy firm providing strategy, business development and operational process leadership, analysis and recommendations to early stage companies and larger companies. He has also worked as AT&T Vice President and corporate officer, with leadership roles in strategy/business development, new services marketing and sales and for 15 years at IBM as a senior executive with assignments in general management, marketing, and sales management.

Mr. Perry holds a bachelor’s degree in Civil Engineering from Cornell University and a Masters in Management from Stanford University. He was a Sloan Fellow at the Stanford University Graduate School of Business.  The Board of Directors considered Mr. Perry’s experience in various technology fields, his knowledge of the Company based on service as a director for nine years, and his experience advising small and early stage companies in nominating him as a director of the Company.

Charles T. Johnstone, 58 – Served as director since May 2008.

Mr. Johnstone brings over 30 years of advertising and marketing experience to the investment community.  From 1994 to 2000, he was the President and Chief Executive Officer of CTJ Enterprises, a corporate gift company.

Prior to CTJ, he served as Executive Vice-President at Showtown Publications.  Prior to Showtown he was the New York advertising director for Colonial Homes Magazine at Hearst Corporation. Prior to Hearst he was an account executive at BBDO Advertising. Mr. Johnstone studied at Babson College.

Mr. Johnstone is currently retired and living in New York City.  The Board of Directors considered Mr. Johnstone’s experience as an executive of companies in various fields and his management and leadership skills in nominating him as a director of the Company.

INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

All members of the Board with the exception of Mr. Guazzoni are independent as defined by the Nasdaq listing standards. Mr. Guazzoni is the Company’s Chief Executive Officer and Chairman of the Board of Directors.  We believe combining the roles of Chief Executive Officer and Chairman in Mr. Guazzoni provides an effective bridge between management and the Board of Directors, which facilitates the efficient execution by management of the strategic goals developed by the Board of Directors and the exchange of information between the Board of Directors and the Company’s employees.  Because every Director except Mr. Guazzoni is independent, the Audit Committee is composed solely of independent directors.  Although the Board has not established separate compensation and nominating committees, compensation and nomination decisions are made by the independent directors (as defined by the Nasdaq listing standards), and the Board does not believe it is necessary to establish the position of lead independent director.  If the positions of Chairman and Chief Executive Officer were separated at this time, we believe the Company’s leadership structure could be less efficient and effective without providing any additional benefit that is not already provided by the existing corporate governance structure.

Our Board of Directors ultimately oversees the Company’s risk management.  However, our management is primarily responsible for the day-to-day-risk management process.  Our Board of Directors receives updates regarding specific risks facing the Company from our Chief Executive Officer, who is also Chairman, and works with management, typically through the Chief Executive Officer, to manage risks as they arise.  Our Audit Committee also monitors risks relating to accounting matters, financial reporting and legal and regulatory compliance, and advises the Board of Directors of any risks that arise.  We believe this approach effectively addresses risks facing the Company.

AUDIT COMMITTEE

In March 2001, the Board of Directors established an Audit Committee, which is composed of three non-employee independent directors.  The Audit Committee, which has adopted a formal charter that can be found on the Company’s website at www.zanett.com, assists the Board of Directors in fulfilling its oversight responsibilities relating to the quality and integrity of the Company's accounting, auditing, and reporting practices. The members of the Audit Committee for 2009 were Messrs. Church, Goldstein and Perry.  Mr. Church declined to stand for re-election as a director at the 2010 annual meeting.  The Board has decided that Mr. Johnstone will fill the absence on the Audit Committee created by Mr. Church’s departure, effective immediately following the 2010 annual meeting.  The Audit Committee conducted a meeting on March 29, 2010 to review and discuss the 2009 consolidated financial statements with management and the Company's independent auditors and to review and approve the Company's Annual Report on Form 10-K prior to the Company filing it with the Securities and Exchange Commission (the "SEC").  The Audit Committee also met quarterly with management and its independent auditors during the last three quarters of 2009 to review the Company's quarterly reports on Form 10-Q prior to their issuance.  During 2010, the Audit Committee will continue to meet quarterly to review the Company's financial statements and SEC reports.

All members of the Audit Committee are independent committee members as defined by the Nasdaq listing standards and pursuant to Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. For 2009, the Board of Directors determined that Mr. Church is a "financial expert," as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.  The Board of Directors has determined that Mr. Goldstein meets such criteria as well, and will serve as the Audit Committee financial expert upon Mr. Church’s departure following the 2010 annual meeting.

COMPENSATION COMMITTEE

The Board of Directors has not established a separate committee to perform the functions traditionally associated with a compensation committee and does not have any compensation committee charter.  We believe that the complete input of the Board of Directors is appropriate in setting executive compensation, and the independent members of the Board of Directors (as defined by the Nasdaq listing standards) set the compensation of our executive officers.  Mr. Guazzoni is not present when the Board of Directors makes decisions regarding his compensation.  The Board of Directors has reviewed our compensation polices and practices for executive officers as well as employees and we do not believe our policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

MEETINGS OF THE BOARD OF DIRECTORS

During 2009, the Board of Directors held four meetings. During 2009, each director attended at least 75% of the meetings of the Board and, if applicable, the Audit Committee.

DIRECTOR NOMINATIONS

The Board of Directors has not established a separate committee to perform the functions traditionally associated with a nominating committee and does not have any nominating committee charter. We believe that the complete input of the Board is appropriate in selecting potential nominees to the Board, and therefore have not established a separate nominating committee. Such functions are currently performed by the independent members of the Board of Directors (as defined by the Nasdaq listing standards), acting as a whole. While we have not established a formal policy relating to diversity, the Board of Directors seeks to create a Board of Directors that is strong in its collective diversity of skills and experience with respect to finance, leadership, business operations and industry knowledge. The Board of Directors considers on an annual basis the current composition of the Board of Directors in light of characteristics of independence, age, skills, experience and availability of service to the Company of its members and of anticipated needs. When the Board of Directors reviews a potential new candidate, the Board of Directors looks specifically at the candidate’s qualifications in light of the needs of the Board of Directors at a given point in time. In nominating director candidates, the Board of Directors strives to endorse directors that exhibit high standards of ethics, integrity, commitment and accountability. In addition, all nominations attempt to ensure that the Board of Directors shall encompass a range of talent, skills and expertise sufficient to promote sound guidance with respect to our operations and activities.

Any shareholder who intends to present a proposal for consideration at Zanett's next annual meeting of shareholders intended to occur on or about May 19, 2011 must submit such shareholder's proposal in writing to Zanett at its executive offices on or before March 19, 2011 in order to have Zanett consider the inclusion of such proposal in Zanett's Proxy Statement and form of proxy relating to such annual meeting. Reference is made to Rule 14a-8 under the Exchange Act for information concerning the content and form of such proposal and the manner in which such proposal must be made. A notice of a shareholder proposal submitted outside the processes of Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is considered untimely after March 21, 2011 and Zanett's proxy for its 2011 annual meeting of shareholders may confer discretionary authority to vote on such matter without any discussion of such matter in the proxy statement for such meeting. Nominations for election to the Board of Directors at Zanett's next annual meeting may be made only in writing by a shareholder entitled to vote at such annual meeting and must be addressed to the Secretary, Zanett, Inc., 635 Madison Avenue, 15th Floor, New York, NY 10022 who will forward such information to the Board of Directors. Nominations must be received by the Secretary on or before December 31, 2010 and must be accompanied by the written consent of the nominee. Nominations should also be accompanied by a description of the nominee's business or professional background and otherwise contain the information required by Schedule 14A of the Exchange Act.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, executive officers, and employees. A current copy of the Code of Ethics is posted on our website, http://www.zanett.com, under the heading “Investors.” Any future amendments to or waivers from the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and relate to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K of the SEC, will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the timely filing of reports of ownership and changes in ownership with the Securities and Exchange Commission by Zanett’s directors, certain of its officers and persons who own more than ten percent (10%) of Zanett’s Common Stock.  Based solely on its review of Forms 3 and 4 and amendments thereto filed during its most recent fiscal year and Forms 5 and amendments there to furnished to it with respect to its most recently completed fiscal year, as well as any written representation received by the Company from the reporting person regarding no Form 5 filing being required, the Company believes that filings under Section 16(a) for the fiscal year 2009 were timely made.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

During the fiscal years ended December 31, 2009 and December 31, 2008, executive officers received compensation for services provided to the Company, as detailed in the table below.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total
($)		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(j)
Claudio Guazzoni
Chief Executive Officer	2009	260,530	195,000	102,667	-	558,197
and Director	2008	260,562	350,000	9,333	-	619,895
Dennis Harkins
President and Chief	2009	200,000	175,000	64,167	-	439,167
Financial Officer	2008	200,126	250,000	5,833	-	455,959
Chuck Deskins
President ZCS	2009	172,000	162,274	44,917	-	379,191
	2008	175,000	96,235	4,083	-	275,318

Employment Agreements

The Company has an employment arrangement with the Chief Executive Officer of the Company, Mr. Guazzoni, providing for successive one-year terms until cancelled by either the Company or Mr. Guazzoni.  Compensation will be determined by the officer and the Company on an annual basis and may consist of a combination of cash compensation and grants of incentive stock options and/or restricted stock awards. For the years ended December 31, 2003, 2004 and 2005, the Company agreed to a base annual compensation of $110,000.  For the years ended December 31, 2007 and 2006, Mr. Guazzoni took a salary of $ 10,530.  For the years ended December 31, 2008 and 2009, Mr. Guazzoni took a salary of $260,562 and $260,530, respectively.

The Company does not have employment agreements with any of its other executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not
Name	Exercisable	(#) Unexercisable		($)	Date	Vested	Vested
(a)	(b)	(c)		(e)	(f)	(#)	($)
Claudio Guazzoni
Chief Executive Officer	-	62,500	(1)	5.00	10/17/2011	160,000	86,400
and Director	-	*25,000	(1)	5.36	11/6/2011

Dennis Harkins
President and Chief
Financial Officer	-	62,500	(1)	5.00	10/17/2011	100,000	54,000

Chuck Deskins
President ZCS	-	25,000	(1)	5.00	10/17/2011	70,000	37,800

* These options were granted to Mr. Guazzoni for his service as chairman of the Company’s Board of Directors.
(1) Options vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue.

Stock Options and Stock Awards Granted During Fiscal Year Ended December 31, 2009

There were no options or shares granted in 2009.

Director Compensation

Zanett did not pay its directors any compensation, in cash or equity awards or otherwise, in 2009 and therefore the Director Compensation table has not been included herein.

Zanett does not pay cash fees or retainers to any of our directors. The Board of Directors has established a practice of granting each new non-employee director options under the Zanett, Inc. Incentive Stock Plan to purchase up to 25,000 shares of the Company's common stock with an exercise price equal to market price at the time of the grant; however, it did not grant options to Mr. Johnstone upon his election as a director in 2008.  The options granted according to this practice are exercisable immediately but the underlying shares are initially unvested. The vesting for the shares underlying these initial option grants is as follows:

Mr. Church’s shares vested one third each on September 1, 2005, September 1, 2006 and September 1, 2007.  Mr. Goldstein’s shares vested one third each on April 21, 2006, April 21, 2007 and April 21, 2008.  Mr. Perry’s shares vested one-third each on August 1, 2002, August 1, 2003 and August 1, 2004.  Any shares obtained through the exercise of these options are subject to a repurchase feature until.

Zanett also may grant, from time to time, additional options to its Board of Directors as compensation for their services, as determined by the entire Board of Directors. On November 6, 2006 all directors were issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. Under FASB ASC TOPIC 718 the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

On November 11, 2008, Zanett granted an aggregate of 220,000 restricted shares of common stock to Mr. Guazzoni (160,000 shares), Mr. Goldstein (130,000 shares) and Mr. Johnstone (30,000), and options to purchase an aggregate of 120,000 shares of common stock to Mr. Church (75,000 shares) and Mr. Perry (45,000 shares).  The restricted stock vested on November 11, 2009.  The options have an exercise price of $0.70 per share, and the shares and options also vested and become immediately exercisable on November 11, 2009.

 As of April 30, 2010 none of the directors have exercised any of their options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of April 30, 2010, the Common Stock owned beneficially by (i) each director of the Company, (ii) each Executive Officer, (iii) all directors and Executive Officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of such Common Stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person has beneficial ownership of shares if the individual has the power to vote and/or dispose of shares. This power can be sole or shared, and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that could be issued upon the exercise of outstanding options and warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite such stockholder’s name.

Beneficial Ownership of Common Stock
Name, Addresses and Title of Beneficial Owner (1)	Number Shares of Beneficially Owned (2)(11)		Percentage of Class (2)

Claudio M. Guazzoni Chief Executive Officer and Director	2,109,204	(3)	24.1%

William H. Church	25,000	(4)	-

Leonard G. Goldstein Director	55,000	(5)	-

L. Scott Perry Director	25,000	(6)	-

Charles Johnstone Director	30,000	(7)	-

Dennis Harkins President/CFO Zanett	100,000	(8)	1.1%

Chuck Deskins President, Zanett Commercial Services	70,000	(9)	-

David Rincon c/o Zanett 4080 McGinnis Ferry Rd Building 200, Ste 120 Alpharetta, GA 30005	663,200		7.6%

Bruno Guazzoni	2,430,711		27.8%

All Directors and Executive Officers as a Group (7 persons)	2,489,204	(10)	28.5%

- Less than 1%

(1)   Except as noted in the table above, the address for all persons listed is c/o Zanett, Inc., 635 Madison Avenue, New York, NY 10022.

(2)   The percentage of class based upon 8,738,833 shares of common stock issued and outstanding (or deemed to be issued and outstanding) as of the Record Date, calculated in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)   On November 11, 2008 Mr. Guazzoni was issued 160,000 restricted shares of the Company’s stock. These shares vested on November 11, 2009, and are included in the table.  On November 6, 2006 Mr. Guazzoni was issued options to purchase 62,500 shares of the Company’s stock with an exercise price of $5.00 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. On November 6, 2006 Mr. Guazzoni was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share. The foregoing options are not included in the number in this table.

(4)   On November 11, 2008 Mr. Church was issued options to purchase 75,000 shares of the Company’s stock with an exercise price of $0.70 per share. These shares and options vested on November 11, 2009, and are included in the table.  On November 6, 2006 Mr. Church was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this number. On August 25, 2004, Mr. Church was issued options to purchase 25,000 shares of the Company’s Common Stock with an exercise price of $15.28 per share.  These options, included in the table, were exercisable immediately but the underlying shares became fully vested over time.  Pursuant to the terms of his option grants and because Mr. Church is not standing for re-election at the 2010 annual meeting, Mr. Church’s unvested options terminate immediately following the 2010 annual meeting and Mr. Church’s vested options terminate 90 days following the 2010 annual meeting.

(5)   On November 11, 2008 Mr. Goldstein was issued 30,000 shares of restricted Common Stock of the Company.  These shares vested on November 11, 2009, and are included in the table.  On November 6, 2006 Mr. Goldstein was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this number. On April 21, 2005, Mr. Goldstein was issued options to purchase 25,000 shares of the Company’s Common Stock with an exercise price of $13.20 per share.  These options, included in the table, were exercisable immediately but the underlying shares became fully vested over time.  Any shares obtained through the exercise of these options are subject to a lock-up agreement that precludes the sale of the shares until April 21, 2010, except as otherwise provided in such agreement.

(6)   On November 11, 2008 Mr. Perry was issued options to purchase 45,000 shares of the Company’s stock with an exercise price of $0.70 per share. These shares and options vested on November 11, 2009.  On November 6, 2006 Mr. Perry was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in this number. On November 17, 2001, Mr. Perry was issued options to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.00 per share.  These options, included in the table, were exercisable immediately but the underlying shares became fully vested over time.

(7)   On November 11, 2008 Mr. Johnstone was issued 30,000 restricted shares of the Company’s Common Stock.  These shares vested on November 11, 2009.

(8)   On November 11, 2008 Mr. Harkins was issued 100,000 restricted shares of the Company’s stock. These shares vested on November 11, 2009, and are included in the table.  On November 6, 2006 Mr. Harkins was issued options to purchase 62,500 shares of the Company’s stock with an exercise price of $5.00 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue.  The foregoing options are not included in this table.

(9)   On November 11, 2008 Mr. Deskins was issued 70,000 restricted shares of the Company’s stock. These shares vested on November 11, 2009, and are included in the table.  On November 6, 2006 Mr. Deskins was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.00 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue.  The foregoing options are not included in this table.

(10)   Includes 75,000 vested shares of the Company’s Common Stock issuable upon the exercise of options.

(11)  The Company issued a convertible note in the principal amount of $7,131,983 to Rockport Investments Ltd., which is convertible into shares of the Company’s common stock.  Assuming immediate conversion at the initial conversion price ($1.99) with no interest accrued and no cash repayment, the convertible note could be converted into 3,583,911 shares of common stock.  Assuming repayment of all principal and interest under the convertible note in common stock at maturity at the threshold conversion price ($0.10), the maximum number of shares that could be issued would be 99,699,463.  Rockport Investment Ltd. may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Common Stock during the preceding 20 consecutive trading day period and (b) $0.10, and the conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase Common Stock or convertible securities (subject to certain exceptions).  Therefore, the number of shares over which Rockport Investments Ltd. has beneficial ownership are not assumed as outstanding for purposes of calculating the beneficial ownership in this table and is subject to the conversion mechanisms exercised under the convertible note and the closing sales price of the Company’s common stock, among other things, and cannot be definitively determined as of the date of filing of this Form 10-K/A.

Item 13. Certain Relationships, Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

In 2009 and 2008, the Company was party to a sublease arrangement for its New York City office with an entity related to the CEO of the Company.   Rent income of $66,000 was recognized in the year ended December 31, 2008 and reserved against general and administrative expenses in 2009.

As a policy, all transactions involving the Company and any related parties are reviewed by the President, CFO and CEO for approval. Additionally, all related party transactions are reviewed at each regular quarterly meeting of the Board of Directors as we review with, and highlight for, the Board of Directors any changes occurring during the quarter.

Information relating to the independence of our directors is set forth in this Form 10-K/A under the heading “Information about the Board of Directors and Committees of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

AUDIT RELATED MATTERS AND INFORMATION REGARDING THE COMPANY’S REGISTERED PUBLIC ACCOUNTING FIRM

Audit Fees

The aggregate fees for professional services rendered by AP&M in connection with its audit of Zanett's annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and reviews of other filings or registration statements under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended, were $207,000.

The aggregate fees for professional services rendered by AP&M in connection with its audit of Zanett's annual consolidated financial statements included in Form 10-K for the year ended December 31, 2008, reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 and reviews of other filings or registration statements under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended were $240,000.

All Other Fees

There were no fees billed (including audit-related fees or tax fees) by AP&M for the years ended December 31, 2009 and 2008 for professional services rendered other than those described above under “Audit Fees”.

Pre-Approval of Services

The Audit Committee historically has separately pre-approved the audit, audit-related, tax and other services to be provided to the Company by the Company’s independent auditor.

Item 15. Exhibits, Financial Statement Schedules

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