Form 10-Q
period 2010-03-31
ZANETT INC
filed 2010-05-17
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at May 14, 2010
Common stock $.001 Par Value	8,848,016

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,483	$180,598
Accounts receivable net of allowance for doubtful accounts of $374,440 and $432,490, respectively	6,480,352	6,536,874
Income tax receivable	13,431	51,863
Unbilled revenue	560,027	206,681
Prepaid expenses	322,304	250,335
Customer deposits	535,000	535,000
Other current assets	177,944	174,306
Total current assets	8,160,541	7,935,657
Property and equipment, net	1,271,890	1,304,522
Goodwill	17,072,189	16,479,746
Other intangibles, net	542,142	615,088
Other assets	148,734	165,349
Total assets	$27,195,496	$26,500,362
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,082,146	$1,235,640
Accrued expenses	2,446,830	2,836,387
Short-term debt	3,550,982	4,350,090
Short-term debt-related party	-	6,652,322
Short-term renewable unsecured subordinated debt	1,222,226	1,123,048
Other current liabilities	1,577,563	1,032,620
Income taxes payable	11,056	14,591
Deferred revenue	1,682,247	1,228,802
Deferred income taxes	30,645	30,645
Capital lease obligations	35,988	35,988
Total current liabilities	12,639,683	18,540,133
Convertible subordinated note	7,131,983	-
Long term renewable unsecured subordinated debt	975,978	1,131,104
Capital lease obligation	38,982	47,980
Deferred rent expense	85,136	76,535
Deferred income taxes	25,053	25,053
Total liabilities	20,896,815	19,820,805
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,738,833 and 8,738,833 shares issued and outstanding, respectively	32,443	32,443
Additional paid-in capital	32,482,502	32,482,502
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(26,037,249)	(25,656,373)
Total stockholders' equity	6,298,681	6,679,557
Total liabilities and stockholders' equity	$27,195,496	$26,500,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2010	2009
Revenue	$10,699,921	$10,959,853
Operating expenses:
Cost of revenue	7,867,260	7,648,136
Selling and marketing	1,365,643	1,618,774
General and administrative	1,485,317	1,886,528
Total operating expenses	10,718,220	11,153,438
Operating loss	(18,299)	(193,585)
Other expense:
Interest expense	(337,693)	(327,488)
Total other expense	(337,693)	(327,488)
Loss from continuing operations before income taxes	(355,992)	(521,073)
Income tax provision	25,000	34,136
Loss from continuing operations after taxes	$(380,992)	$(555,209)
Gain on sale of discontinued operations, net of taxes	-	887,500
Net (loss)/income	$(380,992)	$332,291
Basic and diluted income/(loss) per share:

Continuing operations	$(0.04)	$(0.07)
Discontinued operations	$-	$0.11
Net (loss)/income per common share to common stockholders – basic and diluted	$(0.04)	$0.04

Weighted average shares outstanding - basic and diluted	8,738,833	8,297,783

The accompanying notes are an integral part of these condensed financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(380,992)	$332,291
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	213,001	227,091
Stock based compensation and services	-	155,800
Gain on sale of discontinued operations	-	(887,500)
Provision (reduction) for doubtful accounts	(58,050)	351,654
Deferred income taxes	-	(7,589)
Changes in:
Accounts receivable	114,572	(1,436,203)
Unbilled revenue	(353,346)	(328,580)
Prepaid expenses and other current assets	(62,127)	(27,332)
Other assets	16,616	39,964
Accrued expenses	90,217	354,690
Accounts payable	846,507	555,193
Income taxes payable	(3,535)	18,218
Other current liabilities	-	(5,274)
Deferred revenue	453,446	(273,896)
Deferred rent expense	8,601	(1,850)
Income tax receivable	38,432	-
Net cash provided by (used in) operating activities	923,342	(933,323)
Cash flows from investing activities:
Cash received for acquisitions, net of cash acquired	-	20,715
Cash paid for contingent consideration related to acquisitions	(47,500)	(72,644)
Additions to property and equipment	(107,423)	(128,070)
Cash received from sale of discontinued operations, net	-	720,833
Net cash (used in)/provided by investing activities	(154,923)	540,834
Cash flows from financing activities:
Payments for debt issuance costs	(13,480)	-
(Repayments)/borrowings of short term debt	(799,109)	36,093
Repayments for redemptions of unsecured notes	(55,948)	(40,937)
Capital lease payments	(8,997)	-
Net cash used in financing activities	(877,534)	(4,844)
Net decrease in cash and cash equivalents	(109,115)	(397,333)
Cash and cash equivalents, beginning of period	180,598	450,304
Cash and cash equivalents, end of period	71,483	$52,971
Supplemental cash flow information:
Income taxes paid	$8,004	$23,507
Interest paid	$129,025	$234,436
Non-cash financing activity:
Shares issued for contingent consideration	-	502,672
Contingent consideration accrued	$582,443	$194,578
Exchange of related party debt for convertible Subordinated debt	$7,131,983	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of Zanett, Inc. (“Zanett” or the "Company") financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009 which are contained in the Company's Annual Report on Form 10-K, as amended. The results for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

As of March 31, 2010, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.

Note 2.    Organization and Business

Zanett Inc. is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.  Until the disposition of Paragon Dynamics, Inc. ("PDI") discussed below, the Company also provided such solutions to classified government agencies.  The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

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

On March 14, 2008, the Company entered into a Stock Purchase Agreement (the "Agreement") with KOR Electronics ("KOR") and PDI.  The Agreement provided for the sale by the Company to KOR of all the issued and outstanding stock of PDI which the company had acquired on January 31, 2003.  The transaction closed on March 18, 2008 (the "Closing Date").

The Agreement provided for a purchase price of $8,875,000 in cash, plus certain working capital adjustments. The initial working capital adjustment was $715,175, which was adjusted to $566,691 for a total aggregate purchase consideration of $9,441,691, including the working capital adjustment.  Of that amount, $887,500 (the "Holdback Amount") was held back by KOR to secure the Company's indemnification obligations. On the Closing Date, KOR paid the Company $8,554,191, adjusted for working capital adjustment.  Total proceeds net of transaction expense were $8,092,758. The Holdback Amount of $887,500, was paid in full to the Company on the one year anniversary of the Closing Date.  The proceeds of the sale of PDI were used to pay down the Company’s then existing debt, as described under the heading “Liquidity and Capital Resources” in this quarterly report on Form 10-Q.

Liquidity

During the quarter ended March 31, 2010, the Company incurred a loss from continuing operations after taxes of $380,992 and net cash provided for by operations of approximately $923,342. As of March 31, 2010, the Company had an excess of current liabilities compared to current assets of $4,479,142.  As of March 31, 2010, the Company’s revolving line of credit with Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association had a balance of $3,550,922 with available borrowings of $954,986 which matures June 21, 2010.  In March 2007, the Company entered into a line of credit agreement with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer and a principal shareholder and related party of the Company, in the amount of $3,000,000. This line was available for working capital requirements and was unrestricted. The line had a maturity date of March 15, 2010.  Mr. Guazzoni sold the line of credit and promissory notes issued to Mr. Guazzoni by ZCS in the amounts of $4,575,000 and $750,000, respectively, to Rockport Investments, Ltd. (“Rockport”) in a private transaction on February 28, 2010.  On March 31, 2010 the Company exchanged the debt held by Rockport for a new note convertible into shares of the Company’s common stock at any time following stockholder approval of the transaction at the option of the noteholder (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note).  The note is in the principal amount of $7,131,983, bears interest a rate of 7.95% per annum, payable quarterly in arrears, and matures on March 31, 2015.  The initial conversion price of the convertible note is $1.99, which was the closing bid price of Zanett’s common stock as listed on Nasdaq immediately preceding the date of the convertible note. Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  The Company may prepay the convertible note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accomodate the Company’s request.

The loss from continuing operations, working capital deficit, current maturity dates of the Company’s outstanding debt and limited available borrowings raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently negotiating the replacement or refinancing of its line of credit arrangements and is otherwise looking to secure additional funding, though there can be no assurances that such financing will be obtained.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Fair Value Measurements

The Company adopted ASC topic 820, "Fair Value Measurements and Disclosures" (“Topic 820”) on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Topic 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk. In addition to defining fair value, Topic 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are: Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Note 3.    Stock Based Compensation

The Company’s Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by the Company’s Executive Committee, which is comprised of certain directors and officers of the Company. Under the plan, the Executive Committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the Executive Committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of graded vesting share based payments is on a straight line basis over the requisite service period for the entire award.

As of March 31, 2010, the Company had issued and outstanding, 535,750 options which vest only when the Company files an annual report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Currently, the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. If the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of March 31, 2010 is presented below:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at January 1, 2010	1,617,773	$6.99
Granted	-	-
Exercised	-	-
Forfeited	-	$-

Outstanding at March 31, 2010	1,617,773	$6.99

Exercisable at March 31, 2010	1,082,023	$7.91

There were no options granted during the first quarter of 2010.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2010	550,750	$5.34
Granted	-	-
Vested	(15,000)	$12.92
Forfeited	-	$-
Non-vested at March 31, 2010	535,750	$5.13

At March 31, 2010, there was zero total unrecognized compensation cost related to non-vested non-qualified stock option awards. The total fair value of options vested in the quarter ended March 31, 2010 was zero.

Note 4.    Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at March 31, 2010 and December 31, 2009:

		March 31, 2010 (unaudited)			December 31, 2009
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Customer Relationships	1.75	1,577,000	(1,210,734)	366,266	1,577,000	(1,149,474)	427,526

Non-compete Agreement	0.78	193,000	(169,127)	23,873	193,000	(161,440)	31,560

Trade Names	2.00	408,000	(255,997)	152,003	408,000	(251,998)	156,002
Total		$2,178,000	$(1,635,858)	$542,142	$2,178,000	$(1,562,912)	$615,088

Amortization expense was $72,946 and $106,498 for the three months ended March 31, 2010 and 2009, respectively. Based on the Company’s amortizable intangible assets as of March 31, 2010, the Company expects related amortization expense for the remainder of 2010 and the two succeeding fiscal years to approximate $187,601, $194,091 and $40,450.

Goodwill during the first quarter of 2010 was at $17,072,189. Recorded goodwill is not amortized and no impairment losses have been recognized during the three month period ended March 31, 2010. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Balance at January 1, 2010	$16,479,746
Contingent consideration - DBA	582,443
PSGoLive consideration	10,000

Balance at March 31, 2010	$17,072,189

Per the original DBA agreement there was a provision for stock protection at the third anniversary of the closing date. The stock protection is calculated using the average closing price of a share of Zanett common stock as reported on NASDAQ for the three (3) consecutive trading days prior to the third anniversary of the closing date is less than the average closing price for a share of Zanett common stock as reported on NASDAQ for the three (3) consecutive trading days prior to the closing date, then an additional number of shares of Zanett common stock will be issued to the DBA equity holders equaling the price per share difference multiplied by the number of shares issued as the initial stock payment.  This was calculated to be $ 582,443 and is included in goodwill and in current liabilities as of March 31, 2010.

Note 5.    Related Party Transactions

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 27.8% of Zanett’s outstanding common stock (calculated as of March 26, 2010), with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010.  Also on March 15, 2009, ZCS replaced an existing promissory note issued to Bruno Guazzoni in the aggregate principal amount of $750,000 with a new note with identical terms, except the maturity date which was extended from March 15, 2009 to March 15, 2010.  These two new notes required quarterly payments of interest at the rate of eleven percent (11%) per annum.

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni from March 15, 2009 to March 15, 2010.  The maximum borrowings under this line of credit were $3,000,000 and the interest rate was prime plus two percent (2%).  As of December 31, 2009 this line had an outstanding balance of $1,327,000 with available borrowings of $1,673,000.  Interest expense attributed to this line of credit for the three months ended March 31, 2010 and 2009 was $17,421 and $13,483, respectively. The Company paid Mr. Guazzoni $0 and $13,805 of interest under this line of credit in 2010 and 2009, respectively. Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010.

In respect of all of the promissory notes described above, interest expense was $146,438 and $146,438 for the three months ended March 31, 2010 and 2009, respectively.  In 2010 and 2009, the Company paid $0 and $146,438 to Mr. Guazzoni in respect of these promissory notes, respectively.

Note 6.    Concentration of Credit Risk

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

For the three months ended March 31, 2010, the Company had one customer that accounted for 8% of total revenue. For the three months ended March 31, 2009, the Company had a different customer that accounted for 10% of total revenue.

In May 2009, two customers of the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  For the quarter ended March 31, 2009, these customers accounted for $98,038 of total revenue, and as of the end of the first quarter of 2010, the two customers accounted for approximately 4% of accounts receivable.

Note 7.	Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at March 31, 2010 and are as follows:

Convertible Subordinated Note

On March 31, 2010, the Company exchanged the line of credit and promissory notes previously held by Bruno Guazzoni and sold to Rockport in a private transaction on February 28, 2010 (as described in Note 5) for a new note convertible into shares of the Company’s common stock at any time following stockholder approval of the transaction at the option of the noteholder (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note). The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears through March 31, 2015. The conversion rate is initially equal to the closing bid price immediately preceding the closing date ($1.99). Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company). In addition, the noteholder has the right to vote on all matters to which holders of the Company’s common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate, although this voting right does not become effective until the Company’s stockholders approve the terms of the convertible subordinated note that provide for the potential issuance of more than 19.99% of the Company’s common stock (on a pre-transaction basis) upon conversion of the convertible subordinated note by Rockport and grant this voting power to the noteholder. Pursuant to the terms of the convertible subordinated note, effective upon such stockholder approval, Rockport would have the right to vote approximately 28% of the Company’s common stock; however, Rockport has entered into a voting agreement with the Company’s Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy to vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the term of the note.

Revolving Credit Facility

On December 31, 2006 the Company entered into a revolving credit facility with LaSalle, which facility is now with Bank of America, N.A., as successor-by-merger to LaSalle.  The agreement was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009.  As amended, the available line of credit is based on 80% of eligible accounts receivable up to a maximum of $6,000,000.  Loans under the revolving credit facility bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum.  In addition to the credit facility, the bank provides the Company with treasury and cash management services.  The facility is secured by a first priority lien on all of the Company’s assets. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. Fees paid to the bank and attorneys were $178,825. These fees were classified as other assets in our balance sheet and amortized over the life of the loan. The credit facility terms require the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly.  The Company was not in compliance with these covenants as of March 31, 2010. As amended, the credit facility matures on June 21, 2010.

The Company had borrowings under its revolving line of credit of $3,350,982 to Bank of America as of March 31, 2010, which is reflected as a current liability on the balance sheet.  Borrowing available under the revolving line of credit was $954,986 as of March 31, 2010.

The Company is currently in discussion to replace or refinance its revolving credit facility.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line was available for working capital requirements and is unrestricted. The interest rate on the line of credit is prime plus two percent (2%). In March 2009, the Company extended the maturity of the line of credit to March 15, 2010. Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010, as described in Note 5, and the Company exchanged the line of credit for a convertible note due March 14, 2015, as discussed above under the heading “Convertible Note.”

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50,000,000 of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through March 31, 2010, the Company has issued $2,198,204 in renewable unsecured subordinated notes net of redemptions. The Company had no gains or losses or redemptions during the quarters ended March 31, 2010 and 2009. The table below presents the Company’s outstanding notes payable as of March 31, 2010:

	(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$50,946	2.32%	7.70%
subordinated notes	6 months	31,619	1.44%	8.61%
	1 year	571,233	25.99%	11.60%
	2 years	648,088	29.48%	12.88%
	3 years	747,222	33.98%	13.69%
	4 years	43,500	1.98%	14.92%
	5 years	28,096	1.28%	11.33%
	10 years	77,500	3.53%	8.77%
Total		$2,198,204	100.00%	12.52%
Less current portion of notes payable		(1,222,226)
Long-term portion		975,978

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the first quarters of 2010 and 2009 in the amounts of $77,863 and $77,169, respectively.

Note 8.    Recent Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-11, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The adoption of ASU 2009-14 did not have a material impact on our consolidated financial statements.

October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, “Revenue Recognition – Multiple Elements Arrangements”. This topic requires and entity to allocate arrangements consideration at the inception of an arrangement to all of its deliverable based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate,” "believe,” "estimate,” "expect,” "intend,” "plan," and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a further or prolonged general economic downturn; a further or prolonged downturn in the securities or credit markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Please see Item 1A of the Company’s Form 10-K, as amended, for the year ended December 31, 2009 for a discussion of important risk factors that relate to the forward looking statements in this report.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 as filed with the SEC.

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

Results of Operations

Three months ended March 31, 2010 versus 2009

In the first quarter ended March 31, 2010, we generated revenues of $10,699,921, a decrease of $259,935 or 2% from the $10,959,853 generated in the first quarter of 2009. This decrease in revenue was attributable primarily to the delay in starting some of our significant contracts which we signed in the fourth quarter of 2009 or early in 2010.  These projects have  started later in January and February then was initially projected.

Cost of revenue increased in the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of paid resources prepared to start projects but that were not utilized until later in the first quarter of 2010, as described above.  This resulted in a $219,124 increase in cost of revenue in the three months ended March 31, 2010 as compared to the first quarter of 2009.

Our selling and marketing expense was $1,365,643 for the quarter ended March 31, 2010, as compared with $1,618,774 during the quarter ended March 31, 2009.  This decrease resulted from bad debt expense for the quarter ended March 31, 2010 of $0 compared to $336,668 for the same period in 2009, primarily relating to accounts receivable for two customers that filed for protection under Chapter 11 of the United States Bankruptcy Code.  In addition to the decrease in bad debt expense we continue to invest in our marketing activities; this investment rose slightly in the first quarter of 2010 compared to the first quarter of 2009.

General and administrative expenses for the first quarter of 2010 were $1,485,317 as compared to $1,886,528 in the first quarter of 2009, representing a decrease of $401,211, or 21%. In the first quarter of 2010 there was no expense for stock based compensation for employees and contractors as compared to over $155,000 for the comparable period in 2009.  In addition, reduced expenses in several other office related areas such as rent and IT infrastructure also contributed to the overall reduction in general and administrative expenses during the first quarter of 2010.

For the reasons discussed above, our operating loss in the first quarter of 2010 was $18,299, compared to our operating loss of $193,585 in the comparable prior year period.

Net interest expense increased $10,205, or 3%, to $337,693 in the quarter ended March 31, 2010 from $327,488 in the quarter ended March 31, 2009. This resulted from an increase in working capital borrowings.

On a consolidated basis, the effect of the decreases in revenue, selling and marketing expense, general and administrative expense, stock-based compensation expense, and an increase in net interest expense discussed above resulted in a loss from continuing operations before income taxes of $355,992 for the quarter ended March 31, 2010 compared to a loss from continuing operations of $521,073 for the comparable period last year.

Based upon the accounting principles described in the paragraph below, in the three months ended March 31, 2010 we recorded an income tax provision of $25,000 compared to an income tax provision of $34,136 for the same three month period in 2009.

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

As a result of the above, for the quarter ended March 31, 2010, we reported net loss of $380,992 compared to net income of $332,291 for the quarter ended March 31, 2009. We recorded a $887,500 gain on the sale of PDI in the quarter ended March 31, 2009, which resulted in positive net income for that period.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K, as amended for the year ended December 31, 2009 during the first three months of 2010.  Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2010 we had cash and cash equivalents of $71,483, representing a decrease of $109,115 from the December 31, 2009 year-end balance of $180,598.

Cash provided by operating activities was $923,342 for the three months ended March 31, 2010 compared to cash used in operating activities of $933,323 for the same period in 2009.  The cash provided by operating activities of $923,342 for the three months ended March 31, 2010 was primarily due to an increase in accounts payable, which was partially offset by an increase in unbilled revenue and prepaid expenses.

Cash used in investing activities was $154,923 for the quarter ended March 31, 2010 compared to cash provided by investing activities of $540,834 for the corresponding period in 2009. The 2009 inflow primarily reflected proceeds of $720,833 from the PDI disposition. In 2010 we had additions to property and equipment of $107,423 as well as $47,500 of contingent consideration payments in the first quarter of 2010, as compared to $128,070 and $72,644, respectively, paid in the first quarter of 2009.

Cash used in financing activities for the three months ended March 31, 2010 was $877,534 versus $4,844 for the same period in 2009. This difference results from the repayment of borrowings of approximately $850,000 in the first quarter of 2010.

In March 2008 the Company sold all of the issued and outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8.7 million with a holdback amount of $875,000 that was paid to the Company on March 17, 2009. With the proceeds from this transaction, the Company repaid in full promissory notes in an aggregate principal amount of $3,000,000 owing to Bruno Guazzoni (described below) and approximately $5,000,000 of short term debt.

On December 31, 2006 we entered into a revolving credit facility with LaSalle. The agreement was amended on May 31, 2007 and November 14, 2007. As amended, the available line of credit was based on 80% of eligible accounts receivable up to a maximum of $8 million. The line of credit with LaSalle was further amended on March 18, 2008 at the time of the sale of PDI. The Company paid down $5,700,000 of the outstanding balance on the line of credit at the time of the amendment.

On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A., as successor-by-merger to LaSalle. The amendment increased the maximum revolving loan limit to $6 million from $5 million and modified the fixed charge coverage ratio test required by the loan agreement. As amended, the loan agreement requires the borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the loan agreement also waived the EBITDA covenant for the November 2008 calendar month and terminates the EBITDA covenant as of the date of the amendment. Further, the amendment raised the face amount of the borrowers’ eligible accounts receivable from 60% to 80%. At March 31, 2010, the outstanding loan balance was $3,550,982 with available borrowings of $954,986 . The credit facility matures on June 21, 2010.

The Company is currently in discussions to replace or refinance the Bank of America credit facility.

Notes

The Company had a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000.  The interest rate on the line of credit was prime plus two percent 2%.  This line was available for working capital requirements and was unrestricted.  The line had a maturity date of March 15, 2010. The line of credit was sold by Bruno Guazzoni to Rockport on February 28, 2010 in a private transaction and later exchanged for a convertible note, in each case as described below.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note had a maturity date of March 15, 2010 (extended from February 21, 2009) and required quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal was repayable at maturity. The note could be pre-paid without penalty. The proceeds of this note were used to fund the cash portion of consideration paid at closing for the acquisition of DBA. This was sold February 28, 2010 in connection with the Rockport Investment, Ltd. transaction discussed below.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note required quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal was repayable at maturity. The note could be prepaid without penalty. This was sold February 28, 2010 in connection with the Rockport Investment, Ltd. transaction discussed below.

On February 28, 2010, Mr. Guazzoni sold the line of credit and the promissory notes issued by ZCS to Rockport in a private transaction.  On March 31, 2010 we exchanged the debt held by Rockport for a new note convertible into shares of our common stock at any time following stockholder approval of the transaction at the option of the noteholder (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note).  The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears.

Because of our net loss from continuing operations in 2009 and the first quarter of 2010, our working capital deficit, the current maturity date of our revolving credit facility, and our limited access to additional borrowings under these financing arrangements, there is substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance.  However, due to the scheduled debt maturities discussed above, the Company will require additional capital or other sources of financing in order to meet its commitments. If necessary we will explore other opportunities that may be available to maximize the Company’s value for its stock holders, including strategic transactions. As a result of tightening of the credit markets and volatility in the equity markets, it may be difficult for us to secure such additional liquidity sources on favorable terms or at all.  If we cannot secure additional funding, we will be unable to finance our acquisition strategy and/or continue our organic growth, and we may need to reduce the scope of our existing operations and/or curtail some of our present operations.

To minimize cash outlays, we have compensated employees with equity incentives where possible. We believe this strategy provides us with the ability to increase stockholder value as well as utilize cash resources more effectively. The issuance of equity securities under the stock plan may, however, result in dilution to existing stockholders.

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our common stock from time to time in open market transactions.  As a result of the plan, through March 31, 2010, we have repurchased a total of 14,915 shares of common stock.  These shares are reflected as treasury stock on the balance sheet. In the quarters ended March 31, 2010 and 2009, no shares were repurchased.

Recent Accounting Pronouncements

See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) as of the end of the quarter covered by this quarterly report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the design and operation of the Company’s disclosure controls and procedures were effective.

During the first fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6 –	Exhibits

3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
31.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a)
31.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a)/15d(a)
32.1(4)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(4)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: May 17, 2010	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief
Executive Officer (Principal Executive
Officer)

Dated: May 17, 2010	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief
Financial Officer (Principal Accounting and
Financial Officer)