Form 10-Q
period 2010-06-30
ZANETT INC
filed 2010-08-16
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at August 16, 2010
Common stock $.001 Par Value	9,249,040

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,861	$180,598
Accounts receivable, net of allowance for doubtful accounts of $308,297 and $432,490, respectively	8,212,684	6,536,874
Income tax receivable	13,431	51,863
Unbilled revenue	298,756	206,681
Prepaid expenses	301,453	250,335
Customer deposits	535,000	535,000
Other current assets	210,915	174,306
Total current assets	9,667,100	7,935,657
Property and equipment, net	1,209,865	1,304,522
Goodwill	17,072,189	16,479,746
Other intangibles, net	478,693	615,088
Other assets	175,513	165,349
Total assets	$28,603,360	$26,500,362
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,580,808	$1,235,640
Accrued expenses	2,663,714	2,836,387
Short-term debt	4,372,644	4,350,090
Short-term debt-related party	-	6,652,322
Short-term renewable unsecured subordinated debt	1,318,250	1,123,048
Other current liabilities	993,549	1,032,620
Income taxes payable	5,703	14,591
Deferred revenue	2,038,274	1,228,802
Deferred income taxes	30,645	30,645
Capital lease obligations	35,988	35,988
Total current liabilities	14,039,575	18,540,133
Convertible subordinated note	7,131,983	-
Long term renewable unsecured subordinated debt	815,995	1,131,104
Capital lease obligations	29,985	47,980
Deferred rent expense	86,557	76,535
Deferred income taxes	25,053	25,053
Total liabilities	22,129,148	19,820,805
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,249,040 and 8,738,833 shares issued and outstanding, respectively	32,953	32,443
Additional paid-in capital	33,064,435	32,482,502
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(26,444,161)	(25,656,373)
Total stockholders’ equity	6,474,212	6,679,557
Total liabilities and stockholders' equity	$28,603,360	$26,500,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$11,758,101	$10,932,731	$22,458,022	$21,892,585
Operating expenses:
Costs of revenues	8,725,690	7,508,470	16,592,949	15,156,606
Selling and marketing	1,454,514	1,436,937	2,820,157	3,055,711
General and administrative	1,658,038	1,921,374	3,143,355	3,807,902
Total operating expenses	11,838,242	10,866,781	22,556,461	22,020,219
Operating income(loss)	(80,141)	65,950	(98,439)	(127,634)

Other income(expense):
Interest expense	(312,485)	(315,113)	(650,178)	(642,602)
Total other expense	(312,485)	(315,113)	(650,178)	(642,602)
Loss from continuing operations before income taxes	(392,626)	(249,163)	(748,617)	(770,236)

Income tax provision	(14,288)	-	(39,288)	(34,136)
Loss from continuing operations after taxes	(406,914)	(249,163)	(787,905)	(804,372)
Gain on sale of discontinued operations, net of taxes	-	-	-	887,500

Net (loss)/income	$(406,914)	$(249,163)	$(787,905)	$83,128
Basic and diluted income/(loss) per share:

Continuing operations	$(0.05)	$(0.03)	$(0.09)	$(0.09)
Discontinued operations	$0.00	$0.00	$0.00	$0.10
Net (loss) income per common share to common stockholders - basic and diluted	$(0.05)	$(0.03)	$(0.09)	$0.01
Weighted average shares outstanding – basic and diluted	9,022,227	8,727,847	8,881,313	8,514,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss)income	$(787,905)	$83,128
Adjustments to reconcile net (loss)income to net cash provided by(used in) operating activities:
Depreciation and amortization	415,883	451,921
Stock based compensation and services	-	318,788
Gain on sale of discounted operations	-	(887,500)
Provision (recoveries) for doubtful accounts	(124,643)	360,857
Income tax payable	(8,888)	(14,740)
Changes in:
Accounts receivable	(1,551,166)	(520,628)
Unbilled revenue	(92,075)	(536,682)
Prepaid expenses and other current assets	(74,247)	8,490
Other assets	(10,165)	14,561
Accrued expenses	(172,559)	(790,559)
Accounts payable	1,345,169	418,566
Other current liabilities	490,593	(14,384)
Deferred revenue	809,472	808
Deferred rent expense	10,022	(3,700)
Income taxes receivable	38,432	5,322
Net cash provided by (used in) operating activities	287,923	(1,105,752)
Cash flows from investing activities:
Cash paid for contingent consideration related to acquisitions	(60,000)	(221,983)
Additions to property and equipment	(184,831)	(132,680)
Cash received from sale of discontinued operation, net	-	720,833
Net cash (used in) provided by investing activities	(244,831)	366,170
Cash flows from financing activities:
Payments for debt issuance costs	(13,480)	-
Repayments of short term debt	(477,446)	780,594
Proceeds of note related party	-	7,829
Borrowings of short term debt	500,000	-
Repayments for redemptions of unsecured notes	(119,908)	-
Capital lease payments	(17,995)	-
Net cash (used in) provided by financing activities	(128,829)	788,423
Net (decrease)/increase in cash and cash equivalents	(85,737)	48,841
Cash and cash equivalents, beginning of period	180,598	450,304
Cash and cash equivalents, end of period	$94,861	$499,145
Supplemental cash flow information:
Income taxes paid	$61,383	$57,848
Interest paid	$275,285	$525,378
Non-cash financing activity:
Value of Shares issued for contingent consideration	$582,443	$243,372
Exchange of related party debt for convertible subordinated debt	$7,131,983	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.             Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods indicated for Zanett, Inc. (“Zanett” or the "Company").  Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements.  While the Company believes that the disclosures presented are adequate to make the information not  misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes  for the year ended December 31, 2009 which are contained in the Company's Annual Report on Form 10-K, as amended.  The results for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

As of June 30, 2010, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.

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

The Company historically provided commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation(“ICC”), based in West Chester, Ohio, and, Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts.  On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”).  In May 2006, ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia, and DBA was merged into ZCS in connection with that acquisition. In December 2008, ZCS acquired PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, Florida.

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

Liquidity

During the quarter ended June 30, 2010, the Company incurred a loss from continuing operations of $406,914 and net cash provided for by operations of approximately $287,923. As of June 30, 2010, the Company had an excess of current liabilities compared to current assets of $4,372,475.  As of June 30, 2010, the Company’s revolving line of credit with Bank of America, N.A. (“Bank of America”), as successor-by-merger to LaSalle Bank National Association (“LaSalle”) had a balance of $3,872,644 with available borrowings of $1,607,356 which matured on June 21, 2010.  On June 21, 2010 the Company entered into a forbearance agreement extending the expiration of the respective obligations of Bank of America and the Company to July 21, 2010.  On July 21, 2010 the Company entered into an amended forbearance agreement which extended the term of forbearance to August 21, 2010.  In March 2007, the Company entered into a line of credit agreement with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer and a principal shareholder and related party of the Company, in the amount of $3,000,000. This line was available for working capital requirements and was unrestricted. The line had a maturity date of March 15, 2010.  Mr. Guazzoni sold the line of credit and promissory notes issued to Mr. Guazzoni by ZCS in the amounts of $4,575,000 and $750,000, respectively, to Rockport Investments, Ltd. (“Rockport”) in a private transaction on February 28, 2010.  On March 31, 2010 the Company exchanged the debt held by Rockport for a new note convertible into shares of the Company’s common stock at any time following stockholder approval of the transaction at the option of the noteholder (provided, however, that without stockholder approval of the transaction, the note may not be converted into more than 19.99% of the common stock outstanding before the issuance of the convertible note).  The note is in the principal amount of $7,131,983, bears interest at a rate of 7.95% per annum, payable quarterly in arrears, and matures on March 31, 2015.  The initial conversion price of the convertible note is $1.99, which was the closing bid price of Zanett’s common stock as listed on Nasdaq immediately preceding the date of the convertible note. Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company.  The Company may prepay the convertible note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accomodate the Company’s request.  In May 2010 the Company issued a promissory note payable to Rockport in the principal amount of $500,000.  This note bears interest at 1.5% per month and was payable on July 27, 2010.  The Company and Rockport are in negotiations to extend the maturity date of this promissory note to a later date at the same interest rate.

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

As of June 30, 2010, the Company had 534,875 options issued and outstanding, which vest only when the Company files an annual report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire after five years. Currently, the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. If the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s Stock Option Plan as of June 30, 2010 is presented below:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at January 1, 2010	1,617,773	$6.99
Granted	-	-
Exercised	(147,500)	0.70
Forfeited	(1,625)	$8.59

Outstanding at June 30, 2010	1,468,648	$5.62

Exercisable at June 30, 2010	933,773	$5.75

There were no options granted during the six months ended June 30, 2010.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2010	550,750	$5.34
Granted	-	-
Vested	(15,000)	$12.92
Forfeited	(875)	$4.60

Non-vested at June 30, 2010	534,875	$5.13

At June 30, 2010, there was zero total unrecognized compensation cost related to non-vested, non-qualified stock option awards. The total fair value of options vested in the quarter ended June 30, 2010 was zero.

Note 4.             Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at June 30, 2010 and December 31, 2009:

		June 30, 2010 (unaudited)			December 31, 2009
	Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value

Customer
Relationships	1.50	1,577,000	(1,263,183)	313,817	1,577,000	(1,149,474)	427,526

Non-compete
Agreement	0.75	193,000	(176,125)	16,875	193,000	(161,440)	31,560

Trade
Names	1.75	288,000	(259,999)	28,001	288,000	(251,998)	36,002

Trade
Names	Infinite	120,000	-	120,000	120,000	-	120,000

Total		$2,178,000	$(1,699,307)	$478,693	$2,178,000	$(1,562,912)	$615,088

Amortization expense was $63,449 and $86,005 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $136,395 and $192,503 for the six months ended June 30, 2010 and 2009, respectively. Based on the Company’s amortizable intangible assets as of June 30, 2010, the Company expects related amortization expense for the remainder of 2010 and the two succeeding fiscal years to approximate $124,150, $194,093 and $40,450, respectively.

Goodwill during the second quarter of 2010 was $17,072,189, an increase from goodwill of $16,479,746 for the period ended December 31, 2009. Recorded goodwill is not amortized and no impairment losses have been recognized during the six month period ended June 30, 2010. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Balance at January 1, 2010	$16,479,746
Contingent consideration - DBA	582,443
PSGoLive consideration	10,000

Balance at June 30, 2010	$17,072,189

Under the original DBA agreement there was a provision for stock protection at the third anniversary of the closing date. The stock protection was calculated using the difference between the average closing price of a share of Zanett common stock as reported on NASDAQ for the three (3) consecutive trading days prior to the third anniversary of the closing date (which was $1.45) and the average closing price for a share of Zanett common stock as reported on NASDAQ for the three (3) consecutive trading days prior to the closing date (which was $6.51).  To the extent the closing bid price calculated at the time of the third anniversary was less than the closing bid price calculated at the time of the closing, then an additional number of shares of Zanett common stock would be issued to the DBA equity holders equaling the price per share difference multiplied by the number of shares issued as the initial stock payment.  As a result of this stock protection provision, the Company issued 401,024 shares to the DBA equity holders in May 2010.

Note 5.             Related Party Transactions

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 26.3% of Zanett’s outstanding common stock calculated as of August 13, 2010, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010.  Also on March 15, 2009, ZCS replaced an existing promissory note issued to Bruno Guazzoni in the aggregate principal amount of $750,000 with a new note with identical terms, except the maturity date which was extended from March 15, 2009 to March 15, 2010.  These two new notes required quarterly payments of interest at the rate of eleven percent (11%) per annum.

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni from March 15, 2009 to March 15, 2010.  The maximum borrowings under this line of credit were $3,000,000 and the interest rate was prime plus two percent (2%).  Interest expense attributed to this line of credit for the six months ended June 30, 2010 and 2009 was $17,421 and $27,117, respectively. The Company paid Mr. Guazzoni $0 and $27,588 of interest under this line of credit for the six months ended June 30, 2010 and 2009, respectively. Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010 (see Note 7).

In respect of all of the promissory notes described above, interest expense was $163,860 and $319,995 for the six months ended June 30, 2010 and 2009, respectively.  Through June 30, 2010 and during 2009, the Company paid $0 and $320,464 in interest to Mr. Guazzoni in respect of these promissory notes, respectively.

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

For the six months ended June 30, 2010, the Company had one customer that accounted for 7.41% of total revenue. For the six months ended June 30, 2009, the Company had a different customer that accounted for 11% of total revenue.

In May 2009, two customers of the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  For the quarter ended March 31, 2009, these customers accounted for $98,038 of total revenue, and did not account for any revenue in the three or six months ended June 30, 2010, and as of the end of the second quarter of 2010, the two customers accounted for approximately 4% of accounts receivable, which are fully reserved as of June 30, 2010.

Note 7.             Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at June 30, 2010 and are as follows:

Convertible Subordinated Note

On March 31, 2010, the Company exchanged the line of credit and promissory notes previously held by Bruno Guazzoni and sold to Rockport in a private transaction on February 28, 2010 (as described in Note 5) for a new note convertible into shares of the Company’s common stock at the option of the noteholder and at any time following stockholder approval of the transaction, which was received on May 20, 2010.  The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears through March 31, 2015.  The conversion rate is initially equal to the closing bid price immediately preceding the closing date ($1.99).  Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company.  In addition, the noteholder has the right to vote on all matters to which holders of the Company’s common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate.  Pursuant to the terms of the convertible subordinated note, effective upon such stockholder approval, Rockport would have the right to vote approximately 28% of the Company’s common stock; however, Rockport has entered into a voting agreement with the Company’s Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy to vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the term of the note.

Revolving Credit Facility

On December 31, 2006 the Company entered into a revolving credit facility with LaSalle, which facility is now with Bank of America, as successor-by-merger to LaSalle.  The agreement was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009.  As amended, the available line of credit is based on 80% of eligible accounts receivable up to a maximum of $6,000,000.  Loans under the revolving credit facility bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum, which has since been increased as described below.  In addition to the credit facility, Bank of America provides the Company with treasury and cash management services.  The facility is secured by a first priority lien on all of the Company’s assets. In addition to the interest charges there is an Unused Line Fee of 1/2% per annum, payable monthly. At June 30, 2010, fees paid to the bank and attorneys were $178,825. These fees were classified as other assets in our balance sheet and amortized over the life of the loan. The credit facility terms require the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly.  The Company was not in compliance with these covenants as of June 30, 2010. As amended, the credit facility matured on June 21, 2010.  The Company’s line of credit is subject to a forbearance agreement, entered into between the Company and Bank of America on June 21, 2010 and amended on July 21, 2010, following expiration of the first forbearance term.  Under the forbearance agreement, the advance rate is reduced from 80% of the face amount of eligible accounts receivable by 2.5% each Tuesday commencing on July 6, 2010, and continuing until the expiration of the current forbearance term August 21, 2010.  Under the forbearance agreement, interest on loans under the line of credit was increased by 2.0% to 5.0% per annum over the base rate of the revolving credit facility.

The Company had borrowings under its revolving line of credit with Bank of America of $3,872,644 as of June 30, 2010, which is reflected as a current liability on the balance sheet.  Available borrowings under the revolving line of credit were $1,607,356 as of June 30, 2010.

The Company is currently in discussion to replace its revolving credit facility.

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50,000,000 of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through June 30, 2010, the Company has issued $2,134,245 in renewable unsecured subordinated notes net of redemptions. The Company had no gains or losses or redemptions during the six months ended June 30, 2010 and 2009. The table below presents the Company’s outstanding notes payable as of June 30, 2010:

		(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured subordinated notes	3 months	$45,759	2.14%	7.71%
	6 months	26,500	1.24%	8.66%
	1 year	539,746	25.29%	11.86%
	2 years	638,987	29.94%	12.90%
	3 years	734,157	34.40%	13.69%
	4 years	43,500	2.04%	14.92%
	5 years	28,096	1.32%	11.33%
	10 years	77,500	3.63%	8.77%
Total		$2,134,245	100.00%	12.62%
Less current portion of notes payable		(1,318,250)
Long-term portion		815,995

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the six months ended June 30, 2010 and 2009 in the amounts of $150,684 and $147,261, respectively.

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

Results of Operations

Three months ended June 30, 2010 versus three months ended June 30, 2009

In the second quarter ended June 30, 2010, we generated revenues of $11,758,101, an increase of $825,370 or 8% from the $10,932,731 generated in the second quarter of 2009. This increase in revenue was attributable to the commencement of services pursuant to several contracts which were signed late in 2009 and early 2010 under which we began to perform our services late in the first quarter of 2010 and continued in the three months ended June 30, 2010.

Cost of revenue increased in the three months ended June 30, 2010 compared to the same period in 2009, primarily as a result of the start of projects which began in 2010.  In April 2010, we had expenses of approximately $250,000 related to employees that were not fully utilized but were “staged” waiting for projects to begin.  These projects began in late April and early May of 2010.  As a result of deploying these formerly “staged” employees, our cost of revenue increased in May and June compared to in April of the period.  As we have now deployed a greater number of employees on these projects, we believe cost of revenue will remain elevated for the foreseeable future.  This resulted in a $1,217,220 increase in cost of revenue in the quarter ended June 30, 2010 as compared to the second quarter of 2009.

Our selling and marketing expense was $1,454,514 for the quarter ended June 30, 2010, as compared with $1,436,937 during the quarter ended June 30, 2009.  This increase resulted from our continued investment in our marketing activities; this investment rose slightly in the second quarter of 2010 compared to the second quarter of 2009.

General and administrative expenses for the second quarter of 2010 were $1,658,038 as compared to $1,921,374 in the second quarter of 2009, representing a decrease of $263,336 or 13.7%. In the second quarter of 2010 there was no expense for stock based compensation for employees and contractors as compared to $162,988 for the comparable period in 2009.  In addition, reduced expenses in several other office related areas such as rent and IT infrastructure also contributed to the overall reduction in general and administrative expenses during the second quarter of 2010.

Due to the increase in cost of revenues and selling and marketing expenses, our operating loss in the second quarter of 2010 was $80,141, compared to our operating income of $65,950 in the comparable prior year period.

Net interest expense decreased $2,628, or 1%, to $312,485 in the quarter ended June 30, 2010 from $315,113 in the quarter ended June 30, 2009. This resulted from an increase in working capital borrowings.

On a consolidated basis, the effect of the increases in cost of revenue and selling and marketing expense was not sufficiently offset by the increase in revenue or the decrease in general and administrative expense and net interest expense discussed above, which resulted in a loss from continuing operations before income taxes of $392,626 for the quarter ended June 30, 2010 compared to a loss from continuing operations of $249,163 for the comparable period last year.

Based upon the accounting principles described in the paragraph below, in the three months ended June 30, 2010 we recorded an income tax provision of $14,288 compared to an income tax provision of $0 for the same three month period in 2009.

Deferred income tax assets and liabilities are recognized based on the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. It is our policy to recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50.0% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

As a result of the above, for the quarter ended June 30, 2010, we reported net loss of $406,914 compared to a net loss of $249,163 for the quarter ended June 30, 2009.

Six months ended June 30, 2010 versus six months ended June 30, 2009

Our revenues were $22,458,022 for the six months ended June 30, 2010 versus revenues of $21,892,585 for the six months ended June 30, 2009, an increase of $565,437 or 3%. This increase in revenue can be attributed primarily to the continued focus and success of our sales, delivery and marketing teams.  As a result, primarily, of this increase in revenues, costs of revenues also increased by 9% from $15,156,606 for the six months ended June 30, 2009 to $16,592,949 for the six months ended June 30, 2010. Selling and marketing expenses decreased 8%, from $3,055,711 in the six months ended June 30, 2009 to $2,820,157, for the first six months of 2010.

General and administrative expenses for the first six months of 2010 were $3,143,355 as compared to $3,807,902 in the first six months of 2009, representing a decrease of $664,547, or 17%. This decrease is a result of stock based compensation of $318,788 expensed in 2009 as compared to no expense in 2010.  In addition, reduced expenses in several other office related areas such as rent and IT infrastructure also contributed to the overall reduction in general and administrative expenses during the six months ended June 30, 2010.

For the reasons discussed above, our operating loss in the first six months of 2010 was $98,439 compared to our operating loss of $127,634 in the comparable prior year period.

Net interest expense increased slightly by $7,576, or 1%, to $650,178 for the six months ended June 30, 2010 from $642,602 for the same period in 2009. This increase in interest expense is a result of the repayment of debt with a portion of the proceeds from the PDI transaction and cash flow from continuing operations in 2009, but no corresponding repayments were made in 2010.

In the first six months of 2010, we recorded an income tax provision of $39,288 versus a provision of $34,136 in the same period last year.

In addition, we recorded an $887,500 gain on the sale of PDI in the six months ended June 30, 2009.

As a result of the above, for the six months ended June 30, 2010, we reported net loss of $787,905 compared to net income of $83,128 for the six months ended June 30, 2009.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 during the first six months of 2010.  Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At June 30, 2010 we had cash and cash equivalents of $94,861, representing a decrease of $85,738 from the December 31, 2009 year-end balance of $180,598.

Cash provided by operating activities was $287,923 for the six months ended June 30, 2010 compared to cash used in operating activities of $1,105,752 for the same period in 2009.  The cash provided by operating activities of $287,923 for the six months ended June 30, 2010 was primarily due to an increase in accounts payable, other liabilities and deferred revenue, which was partially offset by an increase in accounts receivable and accrued expenses.

Cash used in investing activities was $244,831 for the six months ended June 30, 2010 compared to cash provided by investing activities of $366,170 for the corresponding period in 2009. The 2009 inflow primarily reflected proceeds of $720,833 from the PDI disposition. In 2010 we had additions to property and equipment of $184,831 as well as $60,000 of contingent consideration payments in the second quarter of 2010, as compared to $132,680 and $221,983, respectively, paid in the second quarter of 2009.

Cash used in financing activities for the six months ended June 30, 2010 was $128,996 as compared to cash provided of $788,423 for the same period in 2009. This difference resulted from the repayment of borrowings of approximately $120,000 in the second quarter of 2010.

In March 2008 the Company sold all of the issued and outstanding common stock of PDI for cash to KOR Electronics. This transaction resulted in a cash payment of $8.7 million with a holdback amount of $875,000 that was paid to the Company on March 17, 2009. With the proceeds from this transaction, the Company repaid in full promissory notes in an aggregate principal amount of $3,000,000 owing to Bruno Guazzoni and approximately $5,000,000 of short term debt.

On December 31, 2006 we entered into a revolving credit facility with LaSalle Bank National Association (“LaSalle”). The agreement was amended on May 31, 2007 and November 14, 2007. As amended, the available line of credit was based on 80% of eligible accounts receivable up to a maximum of $8 million. The line of credit with LaSalle was further amended on March 18, 2008 at the time of the sale of PDI. The Company paid down $5,700,000 of the outstanding balance on the line of credit at the time of the amendment.

On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A. (“Bank of America”), as successor-by-merger to LaSalle. The amendment increased the maximum revolving loan limit to $6 million from $5 million and modified the fixed charge coverage ratio test required by the loan agreement. As amended, the loan agreement requires the borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the loan agreement also waived the EBITDA covenant for the November 2008 calendar month and terminated the EBITDA covenant as of the date of the amendment. Further, the amendment raised the face amount of the borrowers’ eligible accounts receivable from 60% to 80%. At June 30, 2010, the outstanding loan balance was $3,872,644 with available borrowings of $1,607,356. The credit facility matured on June 21, 2010 and the Company entered into a forbearance agreement with Bank of America on June 21, 2010 and amended the forbearance agreement on July 21, 2010, following expiration of the first forbearance term.  Under the forbearance agreement, the advance rate is reduced from 80% of the face amount of eligible accounts receivable by 2.5% each Tuesday commencing on July 6, 2010, and continuing until the expiration of the current forbearance term on August 21, 2010.  Under the forbearance agreement, interest on loans under the line of credit was increased by 2.0% to 5.0% per annum over the base rate of the revolving credit facility.

The Company is currently in discussions to replace or refinance the Bank of America credit facility.

The Company had a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000.  The interest rate on the line of credit was prime plus two percent 2%.  This line was available for working capital requirements and was unrestricted.  The line had a maturity date of March 15, 2010. The line of credit was sold by Bruno Guazzoni to Rockport Investments Ltd. (“Rockport”) on February 28, 2010 in a private transaction and later exchanged for a convertible note, in each case as described below.

On February 21, 2007, ZCS entered into a new, unsecured promissory note in an aggregate principal amount of $750,000, with Bruno Guazzoni. This note had a maturity date of March 15, 2010 (extended from February 21, 2009) and required quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal was repayable at maturity. The note could be pre-paid without penalty. The proceeds of this note were used to fund the cash portion of consideration paid at closing for the acquisition of DBA. This was sold February 28, 2010 in connection with the Rockport transaction discussed below.

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note required quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal was repayable at maturity. The note could be prepaid without penalty. This was sold February 28, 2010 in connection with the Rockport transaction discussed below.

On February 28, 2010, Mr. Guazzoni sold the line of credit and the promissory notes issued by ZCS to Rockport in a private transaction.  On March 31, 2010 we exchanged the debt held by Rockport for a new note convertible into shares of our common stock at any time following stockholder approval of the transaction at the option of the noteholder, which our stockholders approved at our May 20, 2010 annual meeting of stockholders.  The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears.

Because of our net loss from continuing operations in 2009 and the second quarter of 2010, our working capital deficit, the current maturity date of our revolving credit facility, and our limited access to additional borrowings under these financing arrangements, there is substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our common stock from time to time in open market transactions.  As a result of the plan, through June 30, 2010, we have repurchased a total of 14,915 shares of common stock.  These shares are reflected as treasury stock on the balance sheet. In the quarters ended June 30, 2010 and 2009, no shares were repurchased.

Recent Accounting Pronouncements

See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) as of the end of the quarter covered by this quarterly report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the design and operation of the Company’s disclosure controls and procedures were effective.

During the fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds.

In a series of transactions occurring on April 6, April 8, April 9, April 26, and April 28, two of our directors and two of our employees exercised options to purchase common stock on a cashless basis.  The exercise price of each stock option was $0.70 per share, and 147,500 options were exercised.  The number of shares issued to each option holder was calculated based on the number of stock options exercised multiplied by the quotient of the difference between the exercise price and the market price divided by the market price, resulting in an issuance of 109,183 shares of common stock.  The Company did not receive any consideration, in cash or otherwise, in connection with the issuance of 109,183 shares of common stock to the two directors and two employees. The shares were issued to the option holders in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act as a transaction not involving a public offering.

On May 19, 2010, the Company issued 401,024 shares of common stock to the stockholders of DBA Group, Inc. (“DBA”) pursuant to a stock protection provision in the purchase agreement between the Company, Zanett DBA Group, Inc., a wholly-owned subsidiary of the Company, and DBA.  Pursuant to the stock protection provision, if the average closing price of a share of the Company’s common stock for the three consecutive trading days prior to the third anniversary of the closing date of the DBA acquisition (which was $1.45) was less than the average closing price for the three consecutive trading days prior to the closing date (which was $6.51), the DBA stockholders would be issued additional shares of common stock with a value equal to the price per share difference multiplied by the number of shares issued in the initial stock payment.  The aggregate amount of consideration paid to the DBA stockholders pursuant to the stock protection provision was $582,443.  The Company did not receive any consideration, in cash or otherwise, in connection with the issuance of 401,024 shares of common stock to the DBA stockholders. The shares were issued to the DBA stockholders in reliance upon the exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

Item 5 – Other Information.

On August 13, 2010, we filed with the Secretary of State of the State of Delaware an amendment to Article IV of the Company’s certificate of incorporation to:

▪	Increase the number of authorized shares of common stock, par value of $0.001 per share, from 50,000,000 to 200,000,000; and
▪
Grant to the Convertible Noteholder (as defined below, currently Rockport) of the Company's 7.95% Convertible Subordinated Note due March 31, 2015, issued in the aggregate principal amount of $7,131,983 on March 31, 2010 (the “Convertible Note” and the holder of the Convertible Note, the “Convertible Noteholder”), and any designee or proxy appointed by the Convertible Noteholder, the power to vote, on an as-converted to common stock basis with the holders of the common stock of the Company and not as a separate class, in respect to the corporate affairs and management of the Company which the holders of the common stock of the Company have pursuant to the certificate of incorporation.  The Convertible Noteholder shall be deemed to be a stockholder and the Convertible Note shall be deemed to be shares of stock (the number of which shall be determined in accordance with the terms of the Convertible Note) for the purpose of any matter which requires the vote of stockholders of the Company as a prerequisite to any corporate action.

The Company’s stockholders approved the amendments to the certificate of incorporation described above at the Company’s 2010 Annual Meeting of Stockholders on May 20, 2010.

Item 6 – Exhibits

3.1(2)	Certificate of Incorporation
3.2(1)	Bylaws
31.1(2)	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a)
31.2(2)	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a)/15d(a)
32.1(3)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: August 16, 2010	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief
Executive Officer (Principal Executive
Officer)

Dated: August 16, 2010	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief
Financial Officer (Principal Accounting and
Financial Officer)