Form 10-Q
period 2010-09-30
ZANETT INC
filed 2010-11-15
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

CLASS	Outstanding at November 11, 2010
Common stock $.001 Par Value	9,265,224

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,270	$180,598
Accounts receivable, net of allowance
for doubtful accounts of $308,297 and $432,490, respectively	8,949,666	6,536,874
Income tax receivable	34,358	51,863
Unbilled revenue	311,977	206,681
Prepaid expenses	297,503	250,335
Customer deposits	35,000	535,000
Other current assets	226,558	174,306
Total current assets	9,933,332	7,935,657
Property and equipment, net	1,254,357	1,304,522
Goodwill	17,321,972	16,479,746
Other intangibles, net	416,619	615,088
Other assets	177,342	165,349
Total assets	$29,103,622	$26,500,362
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,888,709	$1,235,640
Accrued expenses	2,970,489	2,836,387
Short-term debt	5,117,484	4,350,090
Short-term debt-related party	-	6,652,322
Short-term renewable unsecured subordinated debt	1,309,873	1,123,048
Other current liabilities	1,238,731	1,032,620
Income taxes payable	-	14,591
Deferred revenue	1,979,915	1,228,802
Deferred income taxes	30,645	30,645
Capital lease obligations	35,988	35,988
Total current liabilities	14,571,834	18,540,133
Convertible subordinated note, net of discount
of $1,360,619	5,771,364	-
Long term renewable unsecured subordinated debt	692,919	1,131,104
Capital lease obligations	20,988	47,980
Deferred rent expense	83,654	76,535
Deferred income taxes	25,053	25,053
Total liabilities	21,165,812	19,820,805
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares
authorized; 9,249,040 and 8,738,833 shares
issued and outstanding, respectively	32,953	32,443
Additional paid-in capital	34,433,489	32,482,502
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(26,349,617)	(25,656,373)
Total stockholders' equity	7,937,810	6,679,557
Total liabilities and stockholders' equity	$29,103,622	$26,500,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Operating expenses:	$12,697,163	$9,903,120	$35,155,185	$31,795,705
Costs of revenues	8,995,130	7,402,212	25,588,080	22,558,819
Selling and marketing	1,584,944	1,213,919	4,405,101	4,269,631
General and administrative	1,734,351	1,812,285	4,877,705	5,620,186
Total operating expenses	12,314,425	10,428,416	34,870,886	32,448,636
Operating income(loss)	382,738	(525,296)	284,299	(652,931)
Other income (expense):
Interest expense	(311,241)	(317,312)	(961,419)	(959,914)
Total other expense	(311,241)	(317,312)	(961,419)	(959,914)
Income/(loss) from continuing operations before income taxes	71,497	(842,608)	(677,120)	(1,612,845)
Income tax benefit/(expense)	23,163	24,536	(16,124)	(9,600)
Income/(loss)from continuing operations after taxes	94,660	(818,072)	(693,244)	(1,622,445)
Gain on sale of discontinued operations, net of taxes	-	-	-	887,500
Net income (loss)	$94,660	$(818,072)	$(693,244)	$(734,945)
Basic income (loss) per share:
Continuing operations	$0.01	$(0.09)	$(0.08)	$(0.19)
Discontinued operations	$0.00	$0.00	$0.00	$0.10
Net income (loss) per common share to common stockholders - basic	$0.01	$(0.09)	$(0.08)	$0.09
Weighted average shares outstanding – basic	9,249,040	8,738,833	9,005,235	8,590,696
Diluted income (loss) per share:
Continuing operations	$0.01	$(0.09)	$(0.08)	$(0.19)
Discontinued operations	$0.00	$0.00	$0.00	$0.10
Net income (loss) per common share to common stockholders – diluted	$0.01	$(0.09)	$(0.08)	$0.09
Weighted average shares outstanding – diluted	9,283,414	8,738,833	9,005,235	8,590,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(693,244)	$(734,945)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	631,749	662,162
Stock based compensation and services	-	481,775
Gain on sale of discounted operations	-	(887,500)
Provision (recoveries) for doubtful accounts	(124,193)	471,809
Non-cash interest expense	8,435	-
Income tax payable	(14,591)	(11,502)
Changes in:
Accounts receivable	(2,288,598)	(184,424)
Unbilled revenue	(105,295)	(123,059)
Prepaid expenses and other current assets	414,664	51,336
Other assets	(11,994)	(30,956)
Accrued expenses	134,097	(862,034)
Accounts payable	653,070	984,199
Other current liabilities	490,989	(14,384)
Deferred revenue	751,114	(343,182)
Deferred rent expense	7,119	(5,550)
Income taxes receivable	17,505	(28,567)
Net cash used in operating activities	(129,173)	(574,822)
Cash flows from investing activities:
Cash received from sale of discontinued operation, net	-	720,833
Cash paid for contingent consideration related
to acquisitions	(65,000)	(317,657)
Additions to property and equipment	(383,115)	(242,829)
Net cash (used in) provided by investing activities	(448,115)	160,347
Cash flows from financing activities:
Payments for debt issuance costs	(14,083)	-
Repayments of short term debt	267,394	(287,285)
Proceeds of notes payable to related party	-	300,000
Borrowings of short term debt	500,000	-
Repayments for redemptions of unsecured notes	(251,360)	-
Issuance of unsecured notes		54,058
Capital lease payments	(26,991)	(15,000)
Net cash provided by financing activities	474,960	51,773
Net decrease in cash and cash equivalents	(102,328)	(362,703)
Cash and cash equivalents, beginning of period	180,598	450,305
Cash and cash equivalents, end of period	$78,270	$87,602
Supplemental cash flow information:
Income taxes paid	$65,337	$66,368
Interest paid	$494,081	$777,556
Non-cash financing activity:
Value of Shares issued for contingent consideration	$582,443	$243,372
Capital lease obligations	$56,976	$92,964
Exchange of related party debt for convertible subordinated debt	$7,131,983	$-
Debt discount resulting from conversion reset on convertible
subordinated debt	$1,369,054	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods indicated for Zanett, Inc. (“Zanett” or the "Company").  Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes  for the year ended December 31, 2009 which are contained in the Company's Annual Report on Form 10-K, as amended.  The results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

As of September 30, 2010, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.

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

The Company historically provided commercial solutions through its wholly-owned subsidiaries: Back Bay Technologies, Inc., (“BBT”), based in Burlington, Massachusetts, INRANGE Consulting Corporation (“ICC”), based in West Chester, Ohio, and Whitbread Technology Partners, Inc. (“WTP”), also based in Burlington, Massachusetts.  On December 30, 2005, BBT, ICC and WTP merged with and into another of the Company’s wholly-owned subsidiaries, Zanett Commercial Solutions, Inc. (“ZCS”).  In May 2006, ZCS acquired Data Road, based in Jacksonville, Florida. In March 2007, ZCS acquired DBA Group, Inc. (“DBA”), based in Alpharetta, Georgia, and DBA was merged into ZCS in connection with that acquisition. In December 2008, ZCS acquired PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, Florida.

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

Liquidity

During the nine months ended September 30, 2010, the Company incurred a loss from continuing operations of $693,244 and had net cash used in operations of approximately $129,173. As of September 30, 2010, the Company had an excess of current liabilities compared to current assets of $4,638,403.  As of September 30, 2010, the Company’s revolving line of credit with Bank of America, N.A. (“Bank of America”), as successor-by-merger to LaSalle Bank National Association (“LaSalle”) had a balance of $4,617,484 with available borrowings of $324,295 which matured on June 21, 2010.  On June 21, 2010 the Company entered into a forbearance agreement extending the expiration of the respective obligations of Bank of America and the Company to July 21, 2010.  On July 21, 2010 the Company entered into an amended forbearance agreement which extended the term of forbearance to August 21, 2010.  On September 28, 2010, the Company entered into a forbearance agreement extending the expiration of the respective obligations of Bank of America and the Company to October 31, 2010.  To date, the respective obligations of the Company and Bank of America remain in forbearance pursuant to the forbearance agreement, as amended, as described above.

Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer and a principal shareholder and related party of the Company, sold a line of credit and promissory notes issued to Mr. Guazzoni by ZCS in the amounts of $4,575,000 and $750,000, respectively, to Rockport Investments, Ltd. (“Rockport”) in a private transaction on February 28, 2010.  On March 31, 2010 the Company exchanged the debt held by Rockport for a new note convertible into shares of the Company’s common stock at any time following stockholder approval of the transaction at the option of the noteholder, which stockholder approval was received at the Company’s annual meeting of stockholders on May 20, 2010.  The note is in the principal amount of $7,131,983, bears interest at a rate of 7.95% per annum, payable quarterly in arrears, and matures on March 31, 2015.  The initial conversion price of the convertible note is $1.99, which was the closing bid price of Zanett’s common stock as listed on Nasdaq immediately preceding the date of the convertible note. Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. On September 17, 2010, Rockport elected to reset the conversion price to $1.608 per share.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  The Company may prepay the convertible note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accomodate the Company’s request.

In May 2010 the Company issued a promissory note payable to Rockport in the principal amount of $500,000.  This note bears interest at 1.5% per month and was payable on July 27, 2010.  On August 13, 2010, the Company and Rockport entered into an amendment to this note extending the maturity date to October 10, 2010 at the same interest rate.  To date, this promissory note remains outstanding and payable to Rockport.

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

Earnings Per Share

Basic income/(loss) per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted income/(loss) per share gives effect to all dilutive potentially issuable common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  At September 30, 2010 and 2009, respectively, options to acquire 1,337,398 and 1,626,148 shares of Common Stock, and convertible debt convertible into 3,583,911 shares of Common Stock, were excluded from the calculation of diluted net income/(loss) per share, as their effect would be anti-dilutive.

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

As of September 30, 2010, the Company had 519,875 options issued and outstanding, which vest only when the Company files an annual report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire November 6, 2011, five years following issuance of these options. Currently, the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. If the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s Stock Option Plan as of September 30, 2010 is presented below:

		Weighted
		Avg.
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2010	1,617,773	$6.99
Granted	-	-
Exercised	(147,500)	0.70
Forfeited	(17,875)	$6.89
Outstanding at September 30, 2010	1,452,398	$7.63
Exercisable at September 30, 2010	932,523	$9.03

There were no options granted during the nine months ended September 30, 2010.

The options outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life-Years	Price	Exercisable	Price
$0.70 to $0.85	115,000	8.1	$0.70	115,000	$0.70
$1.92 to $10.00	1,060,085	1.7	$6.58	540,210	$8.00
$10.04 to $20.32	277,313	4.6	$14.50	277,313	$14.50
	1,452,398	3.2	$7.63	932,523	$9.03

All outstanding and executable options at September 30, 2010 had an aggregate intrinsic value of $103,500.

The activity with respect to non-vested options under the Company’s Stock Option Plan was as follows:

		Weighted
		Avg. Grant
	Number of	Date Fair
	Options	Value
Non-vested at January 1, 2010	550,750	$5.34
Granted	-	-
Vested	(15,000)	$12.92
Forfeited	(15,875)	$5.71
Non-vested at September 30, 2010	519,875	$5.11

At September 30, 2010, there was zero total unrecognized compensation cost related to non-vested, non-qualified stock option awards. The total fair value of options vested in the quarter ended September 30, 2010 was zero.

Note 4.       Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at September 30, 2010 and December 31, 2009:

		September 30, 2010 (unaudited)			December 31, 2009
	Remaining
	Useful	Gross	Accumulated	Net	Gross	Accumulated	Net
	Life (in	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	years)	Value	Amount	Value	Value	Amount	Value
Customer
Relationships	1.25	1,577,000	(1,315,631)	261,369	1,577,000	(1,149,474)	427,526
Non-compete
Agreement	0.50	193,000	(181,750)	11,250	193,000	(161,440)	31,560
Trade
Names	1.50	288,000	(264,000)	24,000	288,000	(251,998)	36,002
Trade
Names	Infinite	120,000	-	120,000	120,000	-	120,000
Total		$2,178,000	$(1,761,381)	$416,619	$2,178,000	$(1,562,912)	$615,088

Amortization expense was $62,074 and $86,005 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $198,469 and $192,503 for the nine months ended September 30, 2010 and 2009, respectively. Based on the Company’s amortizable intangible assets as of September 30, 2010, the Company expects related amortization expense for the remainder of 2010 and the two succeeding fiscal years to approximate $62,075, $194,092 and $40,452, respectively.

Goodwill during the third quarter of 2010 was $17,321,972, an increase from goodwill of $16,479,746 for the period ended December 31, 2009. Recorded goodwill is not amortized and no impairment losses have been recognized during the nine month period ended September 30, 2010. The Company performs its annual testing for impairment of goodwill as of October 1, after its annual forecasting process is completed.

Balance at January 1, 2010	$16,479,746
Contingent consideration - DBA	582,443
PSGoLive consideration	259,783
Balance at September 30, 2010	$17,321,972

Under the original DBA agreement there was a provision for stock protection at the third anniversary of the closing date. The stock protection was calculated using the difference between the average closing price of a share of Zanett common stock as reported on NASDAQ for the three (3) consecutive trading days prior to the third anniversary of the closing date (which was $1.45) and the average closing price for a share of Zanett common stock as reported on NASDAQ for the three (3) consecutive trading days prior to the closing date (which was $6.51).  To the extent the closing bid price calculated at the time of the third anniversary was less than the closing bid price calculated at the time of the closing, then an additional number of shares of Zanett common stock would be issued to the DBA equity holders equaling the price per share difference multiplied by the number of shares issued as the initial stock payment.  In May 2010, the Company issued 401,024 shares to the DBA equity holders.

Note 5.    Related Party Transactions

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni, and the owner of approximately 22.8% of Zanett’s outstanding common stock calculated as of November 11, 2010, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010.  Also on March 15, 2009, ZCS replaced an existing promissory note issued to Bruno Guazzoni in the aggregate principal amount of $750,000 with a new note with identical terms, except the maturity date which was extended from March 15, 2009 to March 15, 2010.  These two new notes required quarterly payments of interest at the rate of eleven percent (11%) per annum.

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni from March 15, 2009 to March 15, 2010.  The maximum borrowings under this line of credit were $3,000,000 and the interest rate was prime plus two percent (2%).  Interest expense attributed to this line of credit for the nine months ended September 30, 2010 and 2009 was $17,421 and $40,944, respectively. The Company paid Mr. Guazzoni $39,767 and $41,372 of interest under this line of credit for the nine months ended September 30, 2010 and 2009, respectively. Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010 (see Note 7).

In respect of all of the promissory notes described above, interest expense was $168,859 and $80,256 for the nine months ended September 30, 2010 and 2009, respectively.  In 2010 and 2009, the Company paid $0 and $320,464 to Mr. Guazzoni in respect of these promissory notes, respectively.

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

For the nine months ended September 30, 2010, the Company had one customer that accounted for 7.41% of total revenue. For the nine months ended September 30, 2009, the Company had a different customer that accounted for 8.1% of total revenue.

In May 2009, two customers of the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  For the quarter ended March 31, 2009, these customers accounted for $98,038 of total revenue, and did not account for any revenue in the three or nine months ended September 30, 2010. As of the end of the third quarter of 2010, one of these customers accounted for approximately 3.4% of accounts receivable, which is fully reserved as of September 30, 2010 (the other customer has no balance).

Note 7.      Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Notes payable, a revolving credit facility, a line of credit and subordinated debt arrangements comprise all of the Company’s outstanding debt at September 30, 2010 and are as follows:

Convertible Subordinated Note

On March 31, 2010, the Company exchanged the line of credit and promissory notes previously held by Bruno Guazzoni and sold to Rockport in a private transaction on February 28, 2010 for a new note convertible into shares of the Company’s common stock at the option of the noteholder and at any time following stockholder approval of the transaction, which was received on May 20, 2010.  The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears through March 31, 2015.  The conversion rate is initially equal to the closing bid price immediately preceding the closing date ($1.99).  Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. As described below, Rockport elected to reset the conversion price to $1.608 per share.   The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company.  In addition, the noteholder has the right to vote on all matters to which holders of the Company’s common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate.  Pursuant to the terms of the convertible subordinated note, effective upon such stockholder approval, Rockport would have the right to vote approximately 32% of the Company’s common stock; however, Rockport has entered into a voting agreement with the Company’s Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy to vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the term of the note.  On September 17, 2010, Rockport elected to reset the conversion price to $1.608 per share.  This resulted in a convertible debt discount of $1,369,054 which will be amortized over the life of the loan.  In the three and nine months ended September 30, 2010, the Company incured a non-cash interest expense of $8,435 related to Rockport’s convertible note.  At September 30, 2010 the balance on the convertible note which had not been amortized was $1,360,619.

The Company may prepay the convertible note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accomodate the Company’s request.

In May 2010 the Company issued a promissory note payable to Rockport in the principal amount of $500,000.  This note bears interest at 1.5% per month and was payable on July 27, 2010.  On August 13, 2010, the Company and Rockport entered into an amendment to this note extending the maturity date to October 10, 2010 at the same interest rate.  To date, this promissory note remains outstanding and payable to Rockport.

Revolving Credit Facility

On December 31, 2006 the Company entered into a revolving credit facility with LaSalle, which facility is now with Bank of America, as successor-by-merger to LaSalle.  The agreement was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009.  As amended, the available line of credit was based on 80% of eligible accounts receivable up to a maximum of $6,000,000, which has since been decreased as described below.  Loans under the revolving credit facility bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum, which has since been increased as described below.  In addition to the credit facility, Bank of America provides the Company with treasury and cash management services.  The facility is secured by a first priority lien on all of the Company’s assets. In addition to the interest charges there is an unused line fee of 1/2% per annum, payable monthly. At September 30, 2010, fees paid to the bank and attorneys were $178,825.  These fees were classified as other assets in our balance sheet and amortized over the life of the loan. The credit facility terms require the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly.  The Company was not in compliance with these covenants as of September 30, 2010. As amended, the credit facility matured on June 21, 2010.  The Company’s line of credit is subject to a forbearance agreement, entered into between the Company and Bank of America on June 21, 2010, amended on July 21, 2010, following expiration of the previous forbearance term, and amended again on September 28, 2010, following expiration of the previous forbearance term, with a forbearance term expiring on October 31, 2010.   Under the forbearance agreement, as amended, the advance rate was reduced from 80% of the face amount of eligible accounts receivable to 62.5% of the face amount of eligible accounts receivable, and the maximum revolving loan limit was reduced to $5,000,000.  Under the forbearance agreement, as amended, interest on loans under the line of credit was increased by 2.0% to 5.0% per annum over the base rate of the revolving credit facility.  To date, the respective obligations of Bank of America and the Company remain in forbearance pursuant to the forbearance agreement, as amended.

The Company had borrowings under its revolving line of credit with Bank of America of $4,617,484 as of September 30, 2010, which is reflected as a current liability on the balance sheet.  Available borrowings under the revolving line of credit were $324,295 as of September 30, 2010.

The Company is currently in discussion to replace its revolving credit facility.

Renewable Unsecured Subordinated Debt

In December 2004, the Company filed a public offering of up to $50,000,000 of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through September 30, 2010, the Company has issued $2,002,792 in renewable unsecured subordinated notes net of redemptions. The Company had no gains or losses or redemptions during the nine months ended September 30, 2010 and 2009. The table below presents the Company’s outstanding notes payable as of September 30, 2010:

		(Unaudited)
				Weighted
	Original	Principal		Average
	Term	Amount	Percentage	Interest Rate
Renewable unsecured	3 months	$45,781	2.29%	7.71%
subordinated notes	6 months	26,500	1.32%	8.66%
	1 year	565,705	28.25%	12.51%
	2 years	522,729	26.10%	12.96%
	3 years	692,981	34.60%	13.76%
	4 years	43,500	2.17%	14.92%
	5 years	28,096	1.40%	12.22%
	10 years	77,500	3.87%	8.77%
Total		$2,002,792	100.00%	12.80%
Less current portion
of notes payable		(1,309,873)
Long-term portion		692,919

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the nine months ended September 30, 2010 and 2009 in the amounts of $175,331 and $165,482, respectively.

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

Results of Operations

Three months ended September 30, 2010 versus three months ended September 30, 2009

In the three months ended September 30, 2010, we generated revenues of $12,697,163, an increase of $2,794,043, or 28.2%, from revenues of $9,903,120 generated in the third quarter of 2009. This increase in revenue was attributable to the commencement of services pursuant to several contracts which were signed late in 2009 and early 2010 under which we began to perform our services late in the first quarter of 2010 and continued to perform services in the three months ended September 30, 2010.

Cost of revenue increased in the three months ended September 30, 2010 compared to the same period in 2009, primarily as a result of the start of projects which began in 2010.  This resulted in a $1,592,918 increase in cost of revenue in the quarter ended September 30, 2010 as compared to the third quarter of 2009.

Our selling and marketing expense was $1,584,944 for the quarter ended September 30, 2010, as compared with $1,213,919 during the quarter ended September 30, 2009.  This increase resulted from our continued investment in our marketing activities in the third quarter of 2010 compared to the third quarter of 2009.

General and administrative expenses for the third quarter of 2010 were $1,734,351 as compared to $1,921,374 in the third quarter of 2009, representing a decrease of $187,023 or 9.7%. In the third quarter of 2010 there was no expense for stock based compensation for employees and contractors as compared to an expense of $162,987 for the comparable period in 2009.  In addition, reduced expenses in several other office related areas such as rent and IT infrastructure also contributed to the overall reduction in general and administrative expenses during the third quarter of 2010.

Due to the increase in revenues, offset by the cost of revenues and selling and marketing expenses, our operating income in the third quarter of 2010 was $382,738, compared to our operating loss of $525,296 in the comparable prior year period.

Net interest expense decreased $6,071, or 1.9%, to $311,241 in the quarter ended September 30, 2010 from $317,312 in the quarter ended September 30, 2009. This resulted from a decrease in working capital borrowings, along with a lower interest rate on the Rockport convertible note as compared to the interest rate on the Company’s debt with a related party in the third quarter of 2009.

On a consolidated basis, the effect of the increases in revenue, cost of revenue, and in selling and marketing expense, and the decrease in general and administrative expense and net interest expense discussed above resulted in income from continuing operations before income taxes of $382,738 for the quarter ended September 30, 2010 compared to a loss from continuing operations before income taxes of $525,296 for the comparable period last year.

Based upon the accounting principles described in the paragraph below, in the three months ended September 30, 2010 we recorded an income tax benefit of $23,163 compared to an income tax benefit of $24,536 for the same three month period in 2009.

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

As a result of the above, for the quarter ended September 30, 2010, we reported net income of $94,660 compared to a net loss of $818,072 for the quarter ended September 30, 2009.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Our revenues were $35,155,185 for the nine months ended September 30, 2010 versus revenues of $31,795,705 for the nine months ended September 30, 2009, an increase of $3,359,480 or 9.6%. This increase in revenue can be attributed primarily to the continued focus and success of our sales, delivery and marketing teams.  As a result, primarily, of this increase in revenues, costs of revenues also increased by 13.4%. Selling and marketing expenses increased 3.2%, from $4,269,631 in the nine months ended September 30, 2009 to $4,405,101 for the first nine months of 2010.

General and administrative expenses for the first nine months of 2010 were $4,877,705 as compared to $5,620,186 in the first nine months of 2009, representing a decrease of $742,481, or 13.2%. This decrease is a result of stock based compensation of $481,775 expensed in 2009 as compared to no expense in 2010.  In addition, reduced expenses in several other office related areas such as rent and IT infrastructure also contributed to the overall reduction in general and administrative expenses during the nine months ended September 30, 2010.

For the reasons discussed above, our operating income in the first nine months of 2010 was $284,299 compared to our operating loss of $652,931 in the comparable prior year period.

Net interest expense increased slightly by $1,505, or .01%, to $961,419 for the nine months ended September 30, 2010 from $959,914 for the same period in 2009. This increase in interest expense was a result of the repayment of debt with a portion of the proceeds from the PDI transaction and cash flow from continuing operations in 2009, but no corresponding repayments were made in 2010.  In addition, the interest rate on the Rockport convertible note was less than the interest rate on the related party debt in the corresponding prior period.

In the first nine months of 2010, we recorded an income tax expense of $16,124 versus an income tax expense of $9,600 in the same period last year.

In addition, we recorded an $887,500 gain on the sale of PDI in the nine months ended September 30, 2009, and no similar gain was recorded in the nine months ended September 30, 2010.

As a result of the above, for the nine months ended September 30, 2010, we reported a net loss of $693,244 compared to a net loss of $734,945 for the nine months ended September 30, 2009.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 during the first nine months of 2010.  Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At September 30, 2010 we had cash and cash equivalents of $78,270, representing a decrease of $102,328 from the December 31, 2009 year-end balance of $180,598.

Cash used in operating activities was $129,173 for the nine months ended September 30, 2010 compared to cash used in operating activities of $574,822 for the same period in 2009.  The cash used in operating activities of $129,173 for the nine months ended September 30, 2010 was primarily due to an increase in accounts payable, other liabilities, customer deposits and deferred revenue, which was partially offset by an increase in accounts receivable and accrued expenses.

Cash used in investing activities was $448,115 for the nine months ended September 30, 2010 compared to cash provided by investing activities of $160,347 for the corresponding period in 2009. The 2009 inflow primarily reflected proceeds of $720,833 from the PDI disposition. In 2010 we had additions to property and equipment of $383,115 as well as $65,000 of contingent consideration payments in the third quarter of 2010, as compared to $317,657 and $242,829, respectively, paid in the third quarter of 2009.

Cash provided by financing activities for the nine months ended September 30, 2010 was $474,960 as compared to cash provided of $51,773 for the same period in 2009. This difference resulted from the borrowings of $500,000 in short term debt in the second quarter of 2010.

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

On January 22, 2009, the Company and ZCS entered into a Fifth Amendment and Modification to Loan and Security Agreement and Other Loan Documents with Bank of America, N.A. (“Bank of America”), as successor-by-merger to LaSalle. The amendment increased the maximum revolving loan limit to $6 million from $5 million and modified the fixed charge coverage ratio test required by the loan agreement. As amended, the loan agreement requires the borrowers to maintain a fixed charge coverage ratio of not less than 1.25 to 1.0 for the twelve month period ended on December 31, 2008 and each twelve month period ending on the last day of each fiscal quarter thereafter. In addition, the loan agreement also waived the EBITDA covenant for the November 2008 calendar month and terminated the EBITDA covenant as of the date of the amendment. Further, the amendment raised the face amount of the borrowers’ eligible accounts receivable from 60% to 80%. At September 30, 2010, the outstanding loan balance was $4,617,784 with available borrowings of $324,295. The credit facility matured on June 21, 2010 and the Company entered into a forbearance agreement with Bank of America on June 21, 2010 and amended the forbearance agreement on July 21, 2010, following expiration of the first forbearance term.  Under the first forbearance agreement, the advance rate was reduced from 80% of the face amount of eligible accounts receivable by 2.5% each Tuesday commencing on July 6, 2010, and continuing until the expiration of the forbearance term on August 21, 2010.  On September 28, 2010, the Company extended the forbearance agreement to October 31, 2010.  Under the forbearance agreement, as amended, the advance rate was reduced from 80% of the face amount of eligible accounts receivable to 62.5% of the face amount of eligible accounts receivable, the maximum revolving loan limit was reduced from $6,000,000 to $5,000,000, and interest on loans under the line of credit was increased by 2.0% to 5.0% per annum over the base rate of the revolving credit facility.  To date, the respective obligations of Bank of America and the Company remain in forbearance pursuant to the forbearance agreement, as amended.

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

Because of our net loss from continuing operations, our working capital deficit, the current maturity date of our revolving credit facility, and our limited access to additional borrowings under these financing arrangements, there is substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our common stock from time to time in open market transactions.  As a result of the plan, through September 30, 2010, we have repurchased a total of 14,915 shares of common stock.  These shares are reflected as treasury stock on the balance sheet. In the quarters ended September 30, 2010 and 2009, no shares were repurchased.

Recent Accounting Pronouncements

See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) as of the end of the quarter covered by this quarterly report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of the Company’s disclosure controls and procedures were effective.

During the fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6 – Exhibits

3.1 (2)	Certificate of Incorporation, as amended
3.2 (1)	Bylaws
31.1 (4)	Certification of the Chief Executive Officer pursuant to Rule 13a
14(a)/15d-14(a)
31.2 (4)	Certification of the Chief Financial Officer pursuant to Rule 13a
14(a)/15d(a)
32.1 (3)	Certification by the Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
2002
32.2 (3)	Certification by the Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
2002

(1) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(2) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3) Furnished herewith.
(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: November 15, 2010	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2010	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief Financial Officer (Principal Accounting and Financial Officer)