Form 10-Q/A
period 2010-09-30
ZANETT INC
filed 2011-04-15
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

Zanett, Inc.
Form 10-Q/A
Explanatory Note

Restatement of Financial Statements based on a conversion feature in a Convertible Debt Instrument

This Amendment No. 1 to the quarterly report of Zanett, Inc. (the “Company”) on Form 10-Q/A amends our quarterly report on Form 10-Q for the period ended September 30, 2010, which was originally filed on November 15, 2010. This amendment is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and to provide currently dated certifications from the Company’s chief executive officer and chief financial officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company’s chief executive officer and chief financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

The Company re-evaluated its accounting with respect to the conversion feature in the Company’s convertible note issued to Rockport Investments Ltd. (“Rockport”) on March 31, 2010 (“inception”). The Company did not initially bifurcate the conversion feature and account for it separately as a derivative liability at inception in accordance with ASC 815-15, “Derivatives and Hedging- Embedded Derivatives”. The fair value of this derivative liability was not material at inception and the changes in fair value during the year were also not material. On September 17, 2010, the Company incorrectly recognized a Beneficial Conversion Feature (“BCF”) upon the reset of the conversion rate on that date. In accordance with ASC 470-20, “Debt-Debt with Conversion and Other Options”, a BCF should not have been recognized upon this reset.

As of September 17, 2010, the Company initially recorded a BCF of $1,369,054 as a reduction in debt (via a debt discount) and an offsetting increase in additional paid-in capital. The Company recorded an increase to interest expense of $8,435 and a reduction of the debt discount for the amortization of the debt discount for the period from September 17, 2010 through September 30, 2010.

The revised accounting treatment described above with respect to the BCF, as reflected in this restatement, resulted in an increase in net income for the three months ended September 30, 2010 and a decrease in the net loss for the nine months ended September 30, 2010 by $8,435 in each case, and a reduction in total stockholders’ equity and an increase in total liabilities by $1,360,619 at September 30, 2010.

The restatement is more fully described in Note 1 to the Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q on November 15, 2010, other than the restatement for the matter discussed above. Such events include, among other things, the events described in the Company’s current reports on Form 8-K after the date of filing of the Form 10-Q on November 15, 2010.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements.	4

Condensed Consolidated Balance Sheets as of
September 30, 2010 (unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009
(unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 2010 and 2009 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7
(unaudited)

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 4 - Controls and Procedures.	24

PART II OTHER INFORMATION	24

Item 6 – Exhibits.	24

Signatures	25

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$78,270	$180,598
Accounts receivable, net of allowance for doubtful accounts of $308,297 and $432,490, respectively	8,949,666	6,536,874
Income tax receivable	34,358	51,863
Unbilled revenue	311,977	206,681
Prepaid expenses	297,503	250,335
Customer deposits	35,000	535,000
Other current assets	226,558	174,306
Total current assets	9,933,332	7,935,657
Property and equipment, net	1,254,357	1,304,522
Goodwill	17,321,972	16,479,746
Other intangibles, net	416,619	615,088
Other assets	177,342	165,349
Total assets	$29,103,622	$26,500,362
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,888,709	$1,235,640
Accrued expenses	2,970,489	2,836,387
Short-term debt	5,117,484	4,350,090
Short-term debt-related party	-	6,652,322
Short-term renewable unsecured subordinated debt	1,309,873	1,123,048
Other current liabilities	1,238,731	1,032,620
Income taxes payable	-	14,591
Deferred revenue	1,979,915	1,228,802
Deferred income taxes	30,645	30,645
Capital lease obligations	35,988	35,988
Total current liabilities	14,571,834	18,540,133
Convertible subordinated note	7,131,983	-
Long term renewable unsecured subordinated debt	692,919	1,131,104
Capital lease obligations	20,988	47,980
Deferred rent expense	83,654	76,535
Deferred income taxes	25,053	25,053
Total liabilities	22,526,431	19,820,805
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 9,249,040 and 8,738,833 shares issued and outstanding, respectively	32,953	32,443
Additional paid-in capital	33,064,435	32,482,502
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(26,341,182)	(25,656,373)
Total stockholders' equity	6,577,191	6,679,557
Total liabilities and stockholders' equity	$29,103,622	$26,500,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	Restated		Restated

Revenues	$12,697,163	$9,903,120	$35,155,185	$31,795,705
Operating expenses:
Costs of revenues	8,995,130	7,402,212	25,588,080	22,558,819
Selling and marketing	1,584,944	1,213,919	4,405,101	4,269,631
General and administrative	1,734,351	1,812,285	4,877,705	5,620,186
Total operating expenses	12,314,425	10,428,416	34,870,886	32,448,636
Operating income(loss)	382,738	(525,296)	284,299	(652,931)

Other income (expense):
Interest expense	(302,806)	(317,312)	(952,984)	(959,914)
Total other expense	(302,806)	(317,312)	(952,984)	(959,914)
Income/(loss) from continuing operations before
income taxes	79,932	(842,608)	(668,685)	(1,612,845)

Income tax benefit/(expense)	23,163	24,536	(16,124)	(9,600)
Income/(loss)from continuing operations after taxes	103,095	(818,072)	(684,809)	(1,622,445)
Gain on sale of discontinued operations,
net of taxes	-	-	-	887,500

Net income (loss)	$103,095	$(818,072)	$(684,809)	$(734,945)
Basic income (loss) per share:

Continuing operations	$0.01	$(0.09)	$(0.08)	$(0.19)
Discontinued operations	$0.00	$0.00	$0.00	$0.10
Net income (loss) per common share to common stockholders - basic	$0.01	$(0.09)	$(0.08)	$0.09
Weighted average shares outstanding – basic	9,249,040	8,738,833	9,005,235	8,590,696
Diluted income (loss) per share:
Continuing operations	$0.01	$(0.09)	$(0.08)	$(0.19)
Discontinued operations	$0.00	$0.00	$0.00	$0.10
Net income (loss) per common share to common stockholders – diluted	$0.01	$(0.09)	$(0.08)	$0.09
Weighted average shares outstanding – diluted	9,283,414	8,738,833	9,005,235	8,590,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	Restated
Cash flows from operating activities:
Net loss	$(684,809)	$(734,945)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	631,749	662,162
Stock based compensation and services	-	481,775
Gain on sale of discounted operations	-	(887,500)
Provision (recoveries) for doubtful accounts	(124,193)	471,809
Income tax payable	(14,591)	(11,502)
Changes in:
Accounts receivable	(2,288,598)	(184,424)
Unbilled revenue	(105,295)	(123,059)
Prepaid expenses and other current assets	414,664	51,336
Other assets	(11,994)	(30,956)
Accrued expenses	134,097	(862,034)
Accounts payable	653,070	984,199
Other current liabilities	490,989	(14,384)
Deferred revenue	751,114	(343,182)
Deferred rent expense	7,119	(5,550)
Income taxes receivable	17,505	(28,567)
Net cash used in operating activities	(129,173)	(574,822)
Cash flows from investing activities:
Cash received from sale of discontinued operation, net	-	720,833
Cash paid for contingent consideration related
to acquisitions	(65,000)	(317,657)
Additions to property and equipment	(383,115)	(242,829)
Net cash (used in) provided by investing activities	(448,115)	160,347
Cash flows from financing activities:
Payments for debt issuance costs	(14,083)	-
Repayments of short term debt	267,394	(287,285)
Proceeds of notes payable to related party	-	300,000
Borrowings of short term debt	500,000	-
Repayments for redemptions of unsecured notes	(251,360)	-
Issuance of unsecured notes	-	54,058
Capital lease payments	(26,991)	(15,000)
Net cash provided by financing activities	474,960	51,773
Net decrease in cash and cash equivalents	(102,328)	(362,703)
Cash and cash equivalents, beginning of period	180,598	450,305
Cash and cash equivalents, end of period	$78,270	$87,602
Supplemental cash flow information:
Income taxes paid	$65,337	$66,368
Interest paid	$494,081	$777,556
Non-cash financing activity:
Value of Shares issued for contingent consideration	$582,443	$243,372
Capital lease obligations	$56,976	$92,964
Exchange of related party debt for convertible subordinated debt	$7,131,983	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Restatement of Financial Statements based on a conversion feature in a Convertible Debt Instrument

Zanett, Inc. (“Zanett” or the “Company”) has re-evaluated its accounting with respect to the conversion feature in the Company’s convertible note issued to Rockport Investments Ltd. (“Rockport”) on March 31, 2010 (“inception”). The Company did not initially bifurcate the conversion feature and account for it separately as a derivative liability at inception in accordance with ASC 815-15, “Derivatives and Hedging- Embedded Derivatives”. As discussed further in Note 8, Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. Based on these specific terms, the conversion reset feature is not indexed to its own stock as the variables that could affect the settlement amount are not inputs to the fair value of a “fixed-for-fixed” instrument. Therefore this feature is an embedded derivative that should have been recorded as a liability with an offsetting debt discount at inception and then have been adjusted to fair value each reporting period. The Company, using a probability weighted expected return lattice model calculated a fair value of the derivative liability at March 31, 2010 of approximately $160,000. The key variables included a 5 year life, 88.225% volatility and potential reset prices ranging from $1.99 per share to $1.15 per share. The Company calculated the impact of the amortization of the debt discount to be approximately $16,000 and the decrease in fair value of the derivative liability to be approximately $20,000 from inception to September 30, 2010. Both the qualitative and quantitative impact to each of the quarterly consolidated financial statements during 2010 was immaterial.

On September 17, 2010, the Company incorrectly recognized a Beneficial Conversion Feature (“BCF”) upon the reset of the conversion rate on that date. In accordance with ASC 470-20, “Debt-Debt with Conversion and Other Options”, a BCF should not have been recognized upon this reset.

As of September 17, 2010, the Company initially recorded a BCF of $1,369,054 as a reduction in debt (via a debt discount) and an offsetting increase in additional paid-in capital. The Company recorded an increase to interest expense of $8,435 and a reduction of the debt discount for the amortization of the debt discount for the period from September 17, 2010 through September 30, 2010.

The revised accounting treatment described above with respect to the BCF, as reflected in this restatement, resulted in an increase in net income for the three months ended September 30, 2010 and a decrease in the net loss for the nine months ended September 30, 2010 by $8,435 in each case, and a reduction in total stockholders’ equity and an increase in total liabilities by $1,360,619 at September 30, 2010.

A summary of all adjustments included in this Quarterly Report on Form 10-Q/A is detailed below.

The following table represents the impact of the restatement on the September 30, 2010 consolidated statement of operations:

	Three Months ended September 30, 2010		Nine Months Ended September 30, 2010
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Selected Statement of Operations Data:
Interest Expense	$(311,241)	$(302,806)	$(961,419)	$(952,984)
Net income/(loss)	94,660	103,095	(693,244)	(684,809)

The following table represents the impact of the restatement on the September 30, 2010 consolidated balance sheet:

	September 30, 2010
	As Previously
	Reported	As Restated

Selected Balance Sheet Data:
Convertible Subordinated Note	$5,771,364	$7,131,983
Total Liabilities	21,165,812	22,526,431
Additional Paid-in Capital	34,433,489	33,064,435
Accumulated Deficit	(26,349,617)	(26,341,182)
Total Stockholders' Equity	7,937,810	6,577,191

The following table represents the impact of the restatement on the statement of cash flows for the nine months ended September 30, 2010:

	Nine Months ended September 30, 2010
	As Previously
	Reported	As Restated

Selected Cash Flow Data:
Net loss	$(693,244)	$(684,809)
Non-cash interest expense	8,435	-

Note 2.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods indicated for the Company.  Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes  for the year ended December 31, 2009 which are contained in the Company's Annual Report on Form 10-K, as amended.  The results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

As of September 30, 2010, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.

Note 3.     Organization and Business

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

Liquidity

During the nine months ended September 30, 2010, the Company incurred a loss from continuing operations of $684,809 and had net cash used in operations of approximately $129,173. As of September 30, 2010, the Company had an excess of current liabilities compared to current assets of $4,638,403.  As of September 30, 2010, the Company’s revolving line of credit with Bank of America, N.A. (“Bank of America”), as successor-by-merger to LaSalle Bank National Association (“LaSalle”) had a balance of $4,617,484 with available borrowings of $324,295 which matured on June 21, 2010.  On June 21, 2010 the Company entered into a forbearance agreement extending the expiration of the respective obligations of Bank of America and the Company to July 21, 2010.  On July 21, 2010 the Company entered into an amended forbearance agreement which extended the term of forbearance to August 21, 2010.  On September 28, 2010, the Company entered into a forbearance agreement extending the expiration of the respective obligations of Bank of America and the Company to October 31, 2010.  To date, the respective obligations of the Company and Bank of America remain in forbearance pursuant to the forbearance agreement, as amended, as described above.

Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer and a principal shareholder and related party of the Company, sold a line of credit and promissory notes issued to Mr. Guazzoni by ZCS in the amounts of $4,575,000 and $750,000, respectively, to Rockport in a private transaction on February 28, 2010.  On March 31, 2010 the Company exchanged the debt held by Rockport for a new note convertible into shares of the Company’s common stock at any time following stockholder approval of the transaction at the option of the noteholder, which stockholder approval was received at the Company’s annual meeting of stockholders on May 20, 2010.  The note is in the principal amount of $7,131,983, bears interest at a rate of 7.95% per annum, payable quarterly in arrears, and matures on March 31, 2015.  The initial conversion price of the convertible note is $1.99, which was the closing bid price of Zanett’s common stock as listed on Nasdaq immediately preceding the date of the convertible note. Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. On September 17, 2010, Rockport elected to reset the conversion price to $1.608 per share.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  The Company may prepay the convertible note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accomodate the Company’s request.

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

Note 4.     Stock Based Compensation

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

A summary of the status of the Company’s Stock Option Plan as of September 30, 2010 is presented below:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at January 1, 2010	1,617,773	$6.99
Granted	-	-
Exercised	(147,500)	0.70
Forfeited	(17,875)	$6.89

Outstanding at September 30, 2010	1,452,398	$7.63

Exercisable at September 30, 2010	932,523	$9.03

There were no options granted during the nine months ended September 30, 2010.

The options outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.70 to $0.85	115,000	8.1	$0.70	115,000	$0.70
$1.92 to $10.00	1,060,085	1.7	$6.58	540,210	$8.00
$10.04 to $20.32	277,313	4.6	$14.50	277,313	$14.50
	1,452,398	3.2	$7.63	932,523	$9.03

All outstanding and executable options at September 30, 2010 had an aggregate intrinsic value of $103,500.

The activity with respect to non-vested options under the Company’s Stock Option Plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2010	550,750	$5.34
Granted	-	-
Vested	(15,000)	$12.92
Forfeited	(15,875)	$5.71

Non-vested at September 30, 2010	519,875	$5.11

At September 30, 2010, there was zero total unrecognized compensation cost related to non-vested, non-qualified stock option awards. The total fair value of options vested in the quarter ended September 30, 2010 was zero.

Note 5.       Other Intangibles and Goodwill

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

Note 6.    Related Party Transactions

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

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni from March 15, 2009 to March 15, 2010.  The maximum borrowings under this line of credit were $3,000,000 and the interest rate was prime plus two percent (2%).  Interest expense attributed to this line of credit for the nine months ended September 30, 2010 and 2009 was $17,421 and $40,944, respectively. The Company paid Mr. Guazzoni $39,767 and $41,372 of interest under this line of credit for the nine months ended September 30, 2010 and 2009, respectively. Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010 (see Note 8).

In respect of all of the promissory notes described above, interest expense was $168,859 and $80,256 for the nine months ended September 30, 2010 and 2009, respectively.  In 2010 and 2009, the Company paid $0 and $320,464 to Mr. Guazzoni in respect of these promissory notes, respectively.

Note 7.    Concentration of Credit Risk

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

Note 8.	Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

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

Note 9.    Recent Accounting Pronouncements

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

General and administrative expenses for the third quarter of 2010 were $1,734,351 as compared to $1,812,285 in the third quarter of 2009, representing a decrease of $77,939 or 4.3%. In the third quarter of 2010 there was no expense for stock based compensation for employees and contractors as compared to an expense of $162,987 for the comparable period in 2009.  In addition, reduced expenses in several other office related areas such as rent and IT infrastructure also contributed to the overall reduction in general and administrative expenses during the third quarter of 2010.

Due to the increase in revenues, offset by the cost of revenues and selling and marketing expenses, our operating income in the third quarter of 2010 was $382,738, compared to our operating loss of $525,296 in the comparable prior year period.

Net interest expense decreased $14,506, or 4.6%, to $302,806 in the quarter ended September 30, 2010 from $317,312 in the quarter ended September 30, 2009. This resulted from a decrease in working capital borrowings, along with a lower interest rate on the Rockport convertible note as compared to the interest rate on the Company’s debt with a related party in the third quarter of 2009.

On a consolidated basis, the effect of the increases in revenue, cost of revenue, and in selling and marketing expense, and the decrease in general and administrative expense as discussed above resulted in operating income of $382,738 for the quarter ended September 30, 2010 compared to an operating  loss of $525,296 for the comparable period last year.

Based upon the accounting principles described in the paragraph below, in the three months ended September 30, 2010 we recorded an income tax benefit of $23,163 compared to an income tax provision of $24,536 for the same three month period in 2009.

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

As a result of the above, for the quarter ended September 30, 2010, we reported net income of $103,095 compared to a net loss of $818,072 for the quarter ended September 30, 2009.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Our revenues were $35,155,185 for the nine months ended September 30, 2010 versus revenues of $31,795,705 for the nine months ended September 30, 2009, an increase of $3,359,480 or 10.6%. This increase in revenue can be attributed primarily to the continued focus and success of our sales, delivery and marketing teams.  As a result, primarily, of this increase in revenues, costs of revenues also increased by 13.4%. Selling and marketing expenses increased 3.2%, from $4,269,631 in the nine months ended September 30, 2009 to $4,405,101 for the first nine months of 2010.

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

Net interest expense decreased slightly by $6,930, or .01%, to $952,984 for the nine months ended September 30, 2010 from $959,914 for the same period in 2009. This decrease in interest expense was a result of the repayment of debt with a portion of the proceeds from the PDI transaction and cash flow from continuing operations in 2009, but no corresponding repayments were made in 2010.  In addition, the interest rate on the Rockport convertible note was less than the interest rate on the related party debt in the corresponding prior period.

In the first nine months of 2010, we recorded an income tax provision of $16,124 versus an income tax benefit of $9,600 in the same period last year.

In addition, we recorded an $887,500 gain on the sale of PDI in the nine months ended September 30, 2009, and no similar gain was recorded in the nine months ended September 30, 2010.

As a result of the above, for the nine months ended September 30, 2010, we reported a net loss of $684,809 compared to a net loss of $734,945 for the nine months ended September 30, 2009.

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

Recent Accounting Pronouncements

See Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

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

PART II	OTHER INFORMATION

Item 6 –	Exhibits

3.1(2)	Certificate of Incorporation, as amended
3.2(1)	Bylaws
31.1(4)	Certification of the Chief Executive Officer pursuant to Rule 13a 14(a)/15d-14(a)
31.2(4)	Certification of the Chief Financial Officer pursuant to Rule 13a 14(a)/15d(a)
32.1(3)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Furnished herewith.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZANETT, INC.

Dated: April 15, 2011	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief
Executive Officer (Principal Executive Officer)

Dated: April 15, 2011	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief
Financial Officer (Principal Accounting and
Financial Officer)