Form 10-K
period 2010-12-31
ZANETT INC
filed 2011-04-15
CIK 1133872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $7,770,056 based on the closing price of the Registrant's common stock on such date of $1.65 as reported by the Nasdaq Capital Market.

There were 9,265,224 shares of common stock outstanding as of April 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Part III of this Annual Report on Form 10-K will be incorporated by reference from the definitive proxy statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”).

ZANETT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PART I

As used herein, "Zanett," the “Company,” “we,” “us,” and “our” refer to Zanett, Inc. and, where applicable, our consolidated subsidiaries: Zanett Commercial Solutions, Inc. (“ZCS”), and, where the discussion relates to a time before its disposition, Paragon Dynamics, Inc.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about Zanett, its subsidiaries and its affiliated companies that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those factors listed at "Item 1A. Risk Factors.” The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business

Overview

Zanett is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.  Until the disposition in 2008 of Paragon Dynamics, Inc. (“PDI”), (as described below), the Company also provided such solutions to classified government agencies. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.  As used in this report the terms “fiscal 2010,” “fiscal 2009,” “fiscal 2008,” and “fiscal 2007” refer to our fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

Our strategy consists of both expanding existing operations and growing by acquisition.To grow our existing operations, we seek to obtain the benefit of leveraged marketing and solutions delivery through cross-selling, joint-marketing and resource-sharing.  We also seek to achieve economies of scale by providing centralized back-office functions to contain costs while enhancing our ability to serve clients.

To grow by acquisition, we utilize a highly selective search methodology to identify and acquire specialized, profitable IT companies with outstanding management and professional staffs, exceptional performance records, and superb client relationships that complement our existing solutions sets and practices. As we add new entrants to our existing solutions we seek to preserve the unique relationships we have with our clients and our core skill sets while expanding the solutions we can provide.

Our principal executive offices are located at 635 Madison Avenue, 15th Floor, New York, NY 10022.  Our telephone number is (212)583-0300.

Growth-by-Acquisition

From the Company’s formation in the fall of 2000 through December 31, 2010, nine operating companies have been acquired, two of which were disposed of subsequently. We did not make any acquisitions or dispositions in fiscal 2010 or fiscal 2009.

On December 7, 2001 the Company acquired Back Bay Technologies, Inc. (“BBT”), based in Needham, Massachusetts. BBT was a technology consulting firm providing strategic planning, analysis, business case development, vendor selection, systems architecture, systems integration, full life cycle application development and post-production support services.

On May 31, 2002, the Company acquired Brandywine Computer Group, Inc. (“BCG”), based in West Chester, Ohio. BCG provided technology consulting services associated with the implementation of enterprise resource planning, supply chain management and customer relationship management systems.

On January 31, 2003, the Company acquired PDI, based in Denver, Colorado. PDI specialized in providing advanced software and satellite engineering services with domain area expertise in government and aerospace satellite and IT infrastructure contracts. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, and in March 2008, sold the outstanding common stock of PDI for cash to KOR Electronics. PDI was treated as a discontinued operation as of December 31, 2007 because the decision was reached in the fourth quarter of 2007 to exit the government IT engineering business that was PDI's principal business activity.

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

On April 23, 2004, BCG acquired INRANGE Global Consulting, a professional services business unit of Computer Network Technology Corporation (“CNT”). INRANGE Global Consulting, a long-time PeopleSoft partner, was a leading consulting and technology services consultancy that provided high-value business solutions to corporate and government clients across the Midwest. After the acquisition, BCG and INRANGE Global Consulting combined their professional service businesses and operated under the name INRANGE Consulting Corporation (“ICC”). ICC had principal offices in Indianapolis, Indiana and West Chester, Ohio.

On March 1, 2005, the Company acquired Whitbread Technology Partners, Inc. (“Whitbread”), based in Stoneham, Massachusetts. Whitbread was an award-winning IT consulting firm specializing in the deployment of Oracle ERP systems for corporate and government clients in the Northeastern U.S.

On December 30, 2005, BBT, ICC and Whitbread merged with and into ZCS.  This consolidation of our commercial practices into one accounting and legal entity was designed to help us achieve back office economies of scale and increase our ability to leverage marketing and professional resources across this segment.

On May 1, 2006, ZCS completed the acquisition of all of the issued and outstanding capital stock of Data Road, Inc. ("Data Road"). The Company acquired Data Road in order to broaden our services and solutions portfolio, further our national expansion and add a substantial roster of blue-chip companies to our client base. Founded in 2001, Data Road was a dedicated Oracle services company that specializes in managed services and remote hosting. Based in Jacksonville, Florida, Data Road provided managed services and consulting services throughout the United States.  After Data Road’s operations were integrated into our operations, Data Road was dissolved on February 24, 2011.

On March 6, 2007, ZCS completed an acquisition of all the issued and outstanding ownership interests of the DBA Group, LLC. (“DBA”) through a wholly-owned subsidiary of ZCS.  Based in Alpharetta, Georgia, DBA provided database managed services.  The Company acquired DBA in order to broaden its expertise in database administration.  DBA was merged into a wholly-owned subsidiary of ZCS in connection with the acquisition, and the wholly-owned subsidiary was merged with and into ZCS on March 16, 2011.

On November 25, 2008, ZCS completed an acquisition of substantially all of the assets of PS GoLive, LLC (“PS GoLive”). Based in North Palm Beach, FL, PS GoLive provides upper-end services for Oracle’s PeopleSoft Enterprise products and business processes. The Company acquired PS GoLive in order to further its commitment to develop world-class Oracle/PeopleSoft capabilities.

By acquiring new companies from time to time, we believe our business model enhances the trusted relationships with our current customers by providing fresh infusions of talent, skill sets, partnership relationships and experience, all of which can be utilized to help our customers and strengthen our relationships. The Company continues to seek successful, growing IT solutions companies to incorporate into our business model.

The Company’s operations consist of one reporting unit, Commercial Solutions (or ZCS).

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

Currently, the Company is dependent on a limited number of customers for a substantial portion of its revenues. During fiscal 2010, our largest customer, accounted for approximately 8% of revenues. During fiscal 2009, a different customer accounted for approximately 10% of revenues.

To lessen our dependence on any one particular service line, customer or group of customers, we continually seek to expand our customer base through organic growth as well as additional acquisitions.  See “Item 1A.:  Risk Factors – Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition” and “Risk Factors – An unexpected shortfall in revenues in relation to our expenses, or significant bad debt experience, could materially and adversely affect our business.”

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

The Company competes with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company has, such as Accenture, Cedar Crestone, Ernst & Young, IBM Global Services, Keane, KForce and MPS Group.  These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting and consulting firms. Many of the Company's competitors have expanded their service offerings over the past several years and increased their focus on e-Business and the IT professional services markets, thus increasing the number of organizations that are providing solutions similar to those offered by the Company.

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

There is also a high degree of competition among companies seeking to acquire IT services companies such as those the Company targets for acquisition.  A large number of established and, in some cases, well-financed entities, including large IT consulting companies, systems integrators and venture capital and private equity firms, are active in acquiring companies that the Company may also find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities. Although entrepreneur-founders of privately held IT solutions companies, including those suffering as a result of the volatile economic climate of recent years and those facing potential bankruptcy restructuring or liquidation, may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that the Company can provide, management believes that Zanett offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of the Company's existing practices. Nonetheless, this kind of competition could limit the Company’s growth-by-acquisition strategy as the number of target companies decreases.

See “Item 1A.:  Risk Factors – The IT services industry is highly competitive, and we may not be able to compete effectively” for additional discussions of matters that could affect its ability to compete in its markets.

Employees

As of December 31, 2010, the Company had 218 full-time employees, as compared with 204 full-time employees as of December 31, 2009.  As of December 31, 2010 the Company employed 85 independent contractors. None of its employees are currently covered by collective bargaining agreements and the Company considers relations with its employees to be good.

Executive Officers of Zanett

Our executive officers, their ages and positions are set forth below:

Name	Age	Title	Since
Claudio M. Guazzoni	48	Chairman, Chief Executive Officer and Director	2000
Dennis Harkins	48	President and Chief Financial Officer	2006
Chuck Deskins	49	President ZCS	2006

Officers of the Company serve at the pleasure of the Board of Directors.

Claudio M. Guazzoni – Mr. Guazzoni was named Chief Executive Officer of Zanett in February 2006, after serving as President of Zanett since he co-founded the Company in 2000.  Prior to such time, he had co-founded The Zanett Securities Corporation in 1993, of which he is still President.  At Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of a number of growing technology companies, including YouthStream Media, Inc., Robotic Vision Systems, Inc., SmartServ Online, and FiberNet Telecom Group.  His previous work in mergers and acquisitions for Salomon Brothers and past experience as a fund manager responsible for managing portfolios aggregating in excess of $1.4 billion provides Zanett with expertise in international finance and deal structuring.

Dennis Harkins – Mr. Harkins was named President of Zanett on March 21, 2008 and has served as Chief Financial Officer of Zanett since June 2006.  Prior to joining Zanett in June 2006, Mr. Harkins was Director of Sales and Planning for almost ten years at MSC Industrial Supply (“MSC”), a $1.3 billion direct marketing firm dealing with various industrial products in the United States; in this position he was responsible for the budget and forecast for over 100 branches with operating expenses of over $250 million. Earlier in his tenure with MSC he was the Director of IT Business Development where he managed over 80 IT professionals with a budget of over $20 million. He started at MSC in 1996 as the Director of Accounting where he oversaw the accounting, accounts payable and accounts receivable areas. Prior to MSC, Mr. Harkins was the Controller for Arbor Property Trust and Real Estate Investment Trust with headquarters in Conshohocken, Pennsylvania.

Chuck Deskins – Mr. Deskins became the President of ZCS in February, 2006 and is responsible for the day-to-day operations, organic expansion, and the integration and assimilation of acquired businesses.  Prior to ZCS, Mr. Deskins served as President, SPX Valley Forge (“SPX”) from 2003 to 2005, overseeing global operations in North America, Italy, France, Germany, and the UK.  During his tenure at SPX, Mr. Deskins led the integration of two accretive acquisitions, one in North America, and one in Europe, while leading the organization to record revenue growth.  Prior to joining SPX, Mr. Deskins served as General Manager, GE Capital, and other senior leadership positions at GE Capital including Area GM, ARC; and Director, CHC. As President of Pinnacle Computer Resources, Mr. Deskins won recognition as a successful entrepreneur, guiding the business from start-up to $32 million in revenue in four years.

Item 1A. Risk Factors

You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K and the documents incorporated by reference into this report, including the risk factors listed below.  Any of these risks could materially and adversely affect our business, financial condition, operating results, and cash flows, and could cause our actual results to differ materially from our plans, projections, or other forward-looking statements included in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and elsewhere in this Annual Report on Form 10-K and in our other public filings.  The occurrence of one or more of these risks could also materially and adversely affect the price of our common stock.

We require additional financing to sustain our operations, and there is substantial doubt about our ability to continue as a going concern.

During fiscal 2010, we incurred a net loss from continuing operations of $1,663,028 and had an excess of current liabilities compared to current assets of $5,556,284.

The loss from continuing operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

Borrowings available under the credit agreement we entered into with PNC Bank, National Association (“PNC”) on January 27, 2011, along with our cash flow may not be sufficient to fund our operations and we may need to seek additional financing. There can be no assurance that such financing will be available at all or will be available at acceptable terms. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Due to a material weakness, our internal controls over financial reporting were determined not to be effective for the fiscal year ended December 31, 2010. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes−Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business, results of operations, financial condition, and stock price could be adversely affected.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, subject to the inherent limitations identified in Item 9A of Part II of this Annual Report on Form 10−K, our disclosure controls and procedures were not effective as of December 31, 2010 due to our independent registered public accounting firm identifying the existence of a material weakness in our internal control over financial reporting because we did not correctly account for the conversion feature in the convertible note issued to Rockport Investments Ltd. (“Rockport”) on March 31, 2010, as further described in Item 9A of Part II of this Annual Report on Form 10−K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified. Our inability to remedy the identified material weakness or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs and to divert management resources.

Current economic conditions and reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers.  The purchase of our services may be discretionary and may require our customers to make significant commitments of capital.  During the economic downturn, business spending on IT decreased.  Continued weak economic conditions, or a reduction in IT spending even as economic conditions improve, could adversely affect our financial position, results of operations and cash flow, particularly through reduced contracts for service and lower prices for our services, difficulty in the collection of our accounts receivable and lower recoverability of assets.

We may experience difficulties in scaling our operations to react to economic pressures in the U.S.

In order to continue to increase sales and marketing efforts, to expand and enhance the solutions and services we are able to offer to current and future customers and to fund potential acquisitions, we will require additional capital that may not be available on terms acceptable to us, or at all. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements with corporate partners or from other sources, all of which have contracted sharply in the last three years. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increased interest costs. We have financed our operations to date primarily through private sales of equity securities, loans from related parties and business associates, and debt financing through banks. In addition, if unforeseen difficulties arise in the course of these capital-raising or other aspects of our business, we may be required to spend funds in an amount greater than anticipated. Such additional capital may not be available on terms acceptable to us, or at all. If we are unable to obtain sufficient funds when needed, it may require us to delay, scale back or eliminate some or all of our expansion programs or to limit the marketing of our services. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  Such measures could include deferring capital expenditures and reducing or eliminating future discretionary uses of cash.  We also continue to explore other ways to maximize the value of the Company for its stockholders.

The Company has not achieved profitability in each reporting period and may incur net losses in future quarters.

The Company has a history of operating losses, including a loss from continuing operations of approximately $1,663,028 for fiscal 2010 and a loss from continuing operations of approximately $3,211,921 for fiscal 2009. We may incur additional operating losses in the future. Operating expenses may increase as we seek to grow our business through acquisition and as our existing business expands. Even if we achieve consistent profitability, we may be unable to generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to continue to expand our business. An inability to sustain profitability may also result in an impairment loss in the value of our long-lived assets, principally goodwill, property and equipment, and other tangible and intangible assets. If we are unable to generate sufficient cash flow from operations or raise capital in sufficient amounts, our business will be materially and adversely affected.

Termination of a contract by a significant customer and/or cancellation with short notice, or failure by us to attract new customers and replace customers not renewing their contracts, could reduce our revenue and profitability and adversely affect our financial condition.

For fiscal 2010, our largest customer accounted for approximately 8% of revenues. Non-renewal or termination of contracts with a significant customer could have a material adverse effect on our business. A large portion of our revenues were derived from professional services that are generally non-recurring in nature. There can be no assurance that we will obtain additional contracts for projects similar in scope to those previously obtained from our principal customers or any other customer, that we will be able to retain existing customers or attract new customers or that we will not remain largely dependent on a limited customer base, which may continue to account for a substantial portion of our revenues. In addition, we may be subject to delays in customer funding; non-renewal; delay, termination, reduction or modification of contracts in the event of changes in customer policies or as a result of budgetary constraints; and increased or unexpected costs resulting in losses under fixed-fee contracts.

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

Competition for our IT solutions is significant, and we expect that competition will continue to intensify due to the low barriers to entry. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet this competition. If we are unable to compete successfully against our competitors, our business will be adversely affected. We compete against numerous large companies that have substantially greater market presence, longer operating histories, more significant customer bases, and greater financial, technical, facilities, marketing, capital and other resources than we have.

Our competitors include national, regional and local IT consulting service providers, software development firms and major accounting and consulting firms such as Accenture, Cap Gemini, Deloitte, IBM Global Services, Keane, KForce and MPS Group.

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

Moreover, there is a high degree of competition among companies seeking to acquire IT service companies such as those we have historically targeted for acquisition. We are and will continue to be a minor participant in the business of seeking business relationships with, and acquisitions of, such companies. A large number of established and, in some cases, well-financed entities, including venture capital and private equity firms, are active in acquiring companies that we may find desirable acquisition candidates. Many of these investment-oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in negotiating and executing possible investments in these entities. Entrepreneur-founders of privately held IT service companies, including those suffering as a result of the volatile economic climate of recent years and those facing potential bankruptcy restructuring or liquidation, generally place greater emphasis on gaining access to capital than obtaining the management skills and networking services that we can provide. Even if we are able to successfully compete with these other entities, this competition may affect the terms and conditions of potential acquisitions and, as a result, we may pay more than expected for targeted companies. If we cannot acquire interests in attractive companies on reasonable terms, our growth by acquisition strategy may not succeed.

Operations interruptions caused by systems failures could adversely affect our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, New York and at business unit offices in Burlington, Massachusetts, Carmel, Indiana, West Chester, Ohio, Indianapolis, Indiana, Jacksonville, Florida, Alpharetta, Georgia, and Makati City, Philippines. Interruptions could result from natural disasters, as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Any damage or failure that interrupts or delays network operations could materially and adversely affect our business.

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

Acquisitions or divestitures of our business may adversely affect our business, financial condition, and results of operations.

We continually assess our business and may decide to buy or sell businesses.  The purchase or sale of any significant business increases demands on management by diverting their attention away from the day-to-day operations of our business, and also increases demands on financial resources and information and internal control systems.  Successful integration of a new business is not guaranteed, and the divestiture of an existing business could reduce our future operating cash flows and revenues, make our financial results more volatile, and/or cause a decline in revenues.  A divestiture could also cause a decline in the price of our common stock and increase reliance on other elements of our core business operations.  If we do not successfully manage the risks associated with an acquisition or divestiture, our business, financial condition, and results of operations could be adversely affected.  In addition, there could be other negative unforeseen effects from an acquisition or divestiture.  See also “Risk Factor – We may not be able to identify suitable acquisition candidates or successfully integrate their operations with our own” and “Risk Factor - Unsuccessful acquisitions could adversely affect our business.”

During the second quarter of 2010, we hired an investment banker to research several potential alternative strategies. These strategies include evaluation of acquisition targets, the potential sale or merger of the Company or ZCS, and/or voluntary delistment off of the Nasdaq exchange. All strategies are being deliberated as a means of enhancing shareholder value. However there is no assurance that any of these strategic alternatives will be accomplished.

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

In accordance with accounting standards, purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. Furthermore, at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required, no more frequently, than annually, to determine whether goodwill acquired in past acquisitions has been impaired in accordance with accounting standards, and, if so, charge such impairment as an expense. We have goodwill of approximately $17.8 million at December 31, 2010, so if we are required to take any such impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

We review for impairment annually on October 1, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Due to uncertain market conditions and potential changes in our strategy and customer demand, it is possible that our actual business operations will differ from the forecasts we used to support our goodwill. Significant judgments are required to estimate the fair value of goodwill including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

Our success depends on our retaining key personnel.

There is intense competition for qualified personnel in the sectors in which we operate. The loss of existing personnel or the failure to recruit additional qualified managerial, technical, and sales personnel, as well as expenses in connection with hiring and retaining personnel, could adversely affect our business. We also depend on the performance of our executive officers and key employees, most of who have not entered into employment agreements.

As of December 31, 2010, we had 218 full-time employees. We will need to attract, train and retain more employees for management, engineering, programming, sales and marketing, and customer service and support positions. Competition for qualified employees, particularly engineers, programmers and consultants continues to be high. Because of the competition in our industry and other reasons, we may not be successful in attracting, training and retaining the people we need to continue to offer solutions and services to present and future customers in a cost effective manner or at all.

We may be subject to liability for the use of third-party intellectual property and other proprietary rights.

We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop providing our services, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third party software, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.

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

Factors that could cause quarterly results to fluctuate include:

•	change in customer demand for, or the inability of our customers to pay for, our products and services;

•	timing of the expansion of operations;

•	changes in pricing by us or our competitors;

•	introduction of new products or services by competitors or Zanett;

•	costs related to acquisitions of technology or businesses;

•	continued volatility in the U.S. economy or a slow economic recovery; or

•	termination or non-renewal of customer contracts.

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

As of December 31, 2010, we had granted options to purchase 1,416,148 shares under our 2001 Stock Option Plan, as amended. The total number of options authorized under the 2001 Stock Option Plan, as amended, is 10,000,000.

If the holders of these options and any other options we have issued were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of the common stock.

We have not historically paid, and do not anticipate in the foreseeable future paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. Our former credit facility with Bank of America, and the credit agreement we entered into with PNC on January 27, 2011 prohibit us from declaring or paying any dividends, except for dividends or other distributions made by ZCS to us and except after meeting certain conditions that we do not currently satisfy.

The concentrated ownership of our Company may discourage potential transactions involving Zanett.

Claudio Guazzoni, our Chief Executive Officer owned approximately 22.8% of the outstanding common stock as of April 14, 2011, and in addition, Mr. Guazzoni’s uncle, Bruno Guazzoni, owned, as of April 14, 2011, approximately 26.2% of the outstanding common stock. Moreover, as a result of the voting agreement entered into between Claudio Guazzoni and Rockport Investments, Ltd. (“Rockport”) on March 31, 2010, Mr. Guazzoni will have the right to vote an additional approximately 32.4% of the outstanding Common Stock. As a result, the Guazzoni family possesses significant influence over Zanett’s decision making on business matters, including the election of directors.

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

Item 2.  Properties

The Company currently leases approximately 4,500 square feet of office space in New York, New York, for its corporate offices from Ironwood Realty Corporation.  Its use of this space and related facilities are subject to the terms of a ten year lease between Ironwood Realty Corporation and the Company at a fixed monthly fee that expires in December 2014.

ZCS leases approximately 5,977 square feet of office space in Burlington, Massachusetts, from a third party at a fixed monthly fee that will be expiring on June 30, 2011. ZCS also leases 5,210 square feet of office space in Carmel, Indiana, 3,651 square feet of office space in West Chester, Ohio and 6,777 square feet in Jacksonville, Florida.  These leases are with third parties at fixed monthly fees and expire in December 2013 and August 2015 and October 2013, respectively. We are currently renegotiating our lease in the Philippines for 2,893 square feet of office space with the existing landlord.  ZCS leases approximately 2,662 square feet of office space in Alpharetta, Georgia from the former owner of DBA; this lease expired in December 2010 and the Company has given landlord notice to vacate as of February 28, 2011.  Additionally, ZCS leased 737 square feet in North Palm Beach, Florida from the former owner of PS GoLive; this lease expired in October 2010, and the Company vacated this property in December 2010.

In management’s opinion, these properties are in good condition and adequately covered by insurance.  The Company has no other properties and management believes that its office space is currently adequate for its operating needs.

Item 3. Legal Proceedings

None

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sale prices for Zanett’s Common Stock, which trades under the symbol "ZANE", as reported in the NASDAQ Capital Market for each quarter during fiscal 2010 and fiscal 2009.

The following table shows quarterly low and high sales price information for the Common Stock for each quarter during fiscal 2010 and fiscal 2009:

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$1.93	1.12
Third Quarter	2.38	1.41
Second Quarter	3.74	1.03
First Quarter	3.57	0.21

Year Ended December 31, 2009
Fourth Quarter	$0.59	0.22
Third Quarter	0.84	0.39
Second Quarter	0.72	0.32
First Quarter	0.60	0.17

Records of Zanett’s stock transfer agent indicate that as of April 14, 2011, there were  9,265,224 shares of Common Stock outstanding. The most recent information available to the Company indicates that there were shares held by approximately 63 holders of record and 1,984 holders whose shares are legally held by a broker. Our former credit facility with Bank of America, and the credit agreement we entered into with PNC on January 27, 2011, prohibit us from declaring or paying any dividends, except for dividends or other distributions made by ZCS to us and except after meeting certain conditions that we do not currently satisfy.  The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company plans to retain any earnings for use in the operation of its business and to fund future growth, including acquisitions.

The following table summarizes Zanett's securities issued or authorized for issuance under the Company's equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrans and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column a) ( c )
Equity compensation plans approved by security holders	1,416,148	$7.78	8,583,852
Equity compensation plans not approved by security holders	-	-	-
Total	1,416,148	$7.78	8,583,852

The above table excludes options issued in connection with acquisitions, which were not covered under the Company's equity compensation plans.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report.  This section also contains forward-looking statements and is subject to the “Disclosure Regarding Forward-Looking Statements” in Part I of this report.

Fiscal 2010 versus Fiscal 2009 - Results of Operations

Revenues increased 16.1% for fiscal 2010 to $48,040,515 from $41,376,100 during fiscal 2009.  This increase in revenue can be attributed primarily to an increase in demand for our services particularly among our core customers as well as our expanding health care and public sector businesses.

Costs of revenues increased 19.2% to $35,191,942 during the year ended December 31, 2010, versus $29,518,856 for the prior year. This increase was primarily attributed to our increase in revenue and, accordingly, a corresponding increase in the billable hours for which we utilized our work force.  However, gross margins in fiscal 2010 decreased to 26.8% of revenues from 28.7% in fiscal 2009.  The decline in gross margins was attributable, in part, to lower bill rates offered to customers in an effort to increase our customer base in the health care and public sector markets.  The overall decline in our average bill rate was partially offset by increased utilization during 2010. Our gross margins are an important factor in our ongoing business, and a further decline in gross margins could have an adverse effect on our results of operations and financial condition.  While we have taken steps to increase our gross margins, such as expanding our offshore operations in the Philippines and seeking to increase our average bill rate to customers, there is no assurance that these steps will be effective in increasing our gross margins.

We had a slight increase in our selling and marketing expense by .01% to $5,711,624 for fiscal 2010, as compared with $5,673,605 during fiscal 2009.  This increase in costs is related to an increase in commission which was offset by a decrease in various marketing expenses as part of our overall cost-containment efforts.

General and administrative expenses for fiscal 2010, were $7,406,424 as compared with $8,202,328 during fiscal 2009, a decrease of 9.7%. This decrease is primarily a result of a reduction in compensation costs (both salary ($357,000) and stock based compensation ($525,000)) in fiscal 2010 compared to fiscal 2009. This decrease was partially offset by an increase in rent for our office space in fiscal 2010 as compared to fiscal 2009.

Consolidated Net Loss

On a consolidated basis, the decrease in operating expenses partly offset the effect of the increase in revenue resulting in an operating loss of $269,475 for fiscal 2010, as compared to an operating loss of $2,018,689 for fiscal 2009.

Net interest expense for fiscal 2010 was $1,380,963 compared to $1,292,027 in fiscal 2009.  The increase was a result of the increased borrowings and increased interest rates on our former line of credit with Bank of America in fiscal 2010 as compared to fiscal 2009 as well as the change in the nature of the debt and respective effective interest rates.

We recorded income of $10,890 in 2010 in connection with the decrease in fair value of the derivative liability recorded pursuant to the Rockport convertible debt. No such item existed in 2009.

Our loss from continuing operations before income taxes was $1,639,548 for fiscal 2010, as compared to a loss from continuing operations before income taxes of $3,310,716 for fiscal 2009.

We recorded an income tax provision of $23,480 for fiscal 2010, as compared to an income tax benefit of $98,795 for fiscal 2009.

We recorded an $887,500 gain on the sale of PDI net of taxes, in fiscal 2009, no similar gain was recorded for fiscal 2010. The Company’s tax basis exceeds the gain and therefore there is no tax effect.  PDI was classified as a discontinued operation in the fourth quarter of fiscal 2007 and sold in the first quarter of fiscal 2008.

As a result of all of the above, for fiscal 2010, we reported a consolidated net loss of $1,663,028 as compared to consolidated net loss of $2,324,421 for fiscal 2009.

Critical Accounting Policies and Significant Use of Estimates in the Company's Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

The Company has identified revenue recognition, stock based compensation, accounting for business acquisitions, and the evaluation of the carrying value of goodwill and other intangibles as critical accounting policies of the Company.

Revenue Recognition

The Company earns revenue almost exclusively from IT professional services.

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for professional services are recognized using contract accounting based on the estimated percentage of completion.  The percentage of completion for each contract is determined based on the ratio of hours incurred to a current estimate of total project hours since management believes this reflects the extent of contract completion. Changes in estimated hours during the course of a fixed fee contract are reflected in the period in which such facts become known.  If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time.

Out-of-pocket expenses incurred during the performance of professional service contracts are included in costs of revenues and any amounts reimbursed by customers are included in revenue during the period in which they are incurred.

Unbilled revenue represents revenue for which services have been performed and the costs incurred have not yet been invoiced to the customer as well as costs and estimated earnings in excess of billings on uncompleted contracts.

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

Acquisition Accounting

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and identifiable intangible assets acquired and all liabilities assumed, with the excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair value of the acquired companies’ tangible assets, identifiable intangible assets (such as customer lists and long term contracts) and liabilities.

Goodwill

The excess of the purchase consideration over the fair value of the net assets of acquired businesses is considered to be goodwill.  Under authoritative guidance, purchased goodwill is not amortized, but rather, periodically (but at least annually) reviewed for impairment.  We had goodwill of $17,839,562 and $16,479,746 at December 31, 2010 and 2009, respectively.  This goodwill resulted from the acquisitions of BBT, INRANGE Global Consulting, Whitbread, Data Road, DBA, and PS GoLive. We test goodwill for impairment at the reporting unit level and have determined that we have only one reporting unit, and one operations, Commerical Solutions or ZCS.

In October 2010 and 2009, we performed our annual test for impairment of goodwill and concluded that no impairment charge was required for either year.  Under authoritative guidance we are required to follow the two-step impairment test.  In the first step, we compare the fair value of our reporting unit to its carrying value.  We determined the fair value of our reporting unit based on a combined income approach using a discounted cash flow methodology, and market approach based upon comparable values of companies similar to ZCS and the market capitalization of the Company. This approach requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, determination of our weighted average cost of capital for purposes of establishing a discount rate, and relevant market data.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of impairment testing in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value then we record an impairment loss equal to the difference.  Based on our valuation results, we determined that the fair value of our reporting unit at October 1, 2010 ranged from 1.06% of its carrying value based solely on a discounted cash flow method, to 1.60% based upon a blended discounted cash flow, comparable market value and market capitalization approach, which are discussed in detail below.  Therefore, management determined that no goodwill impairment charge was required as of October 1, 2010 and December 31, 2010.

Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in our evaluation of goodwill impairment.  During fiscal 2010, the Company’s closing stock price fluctuated from a low of $.17 to a high of $3.27.  As directed by authoritative guidance, we evaluated the trading activity in the Company’s common stock, including bid-ask spreads and the significant decline in trading volumes.  Based on this evaluation, we concluded that it would not be appropriate to place significant reliance on the stock prices we observed as being representative of our reporting unit’s fair value.  In particular, we noted that the volume had significantly decreased and transactions may not be orderly as well as the fact that the Company’s market capitalization includes corporate costs and debt not related to the ZCS reporting unit.  Accordingly, at the measurement date we placed greater reliance on the projected discounted cash flow method.

Our discounted cash flow projections were based on a five-year financial forecast.  The five-year forecast was based on annual financial forecasts developed internally by management for use in managing our business.  The significant assumptions of these five-year forecasts which were used in determining fair value of our single reporting unit included:

•	annual revenue growth rates of 10%, which are in line with our recent historical growth rates;
•	gross margins of approximately 30% which are similar to our recent historic gross margins; and
•	future cash flows were discounted to present value using an end-of-year convention and weighted average cost of capital of 16.5%.

We believe these estimates and assumptions are appropriate for our circumstances, in-line with or below our historical results and consistent with our forecasted long-term business model.  These assumptions also have considered the current economic environment.  However, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future.  Changes in these estimates or assumptions, including changes in our reporting structure, could materially affect our determination of fair value.  Accordingly, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of October 1, 2010 will prove to be accurate predictions of the future.

If our estimates and assumptions change materially in the future, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing October 1, 2011 or prior to that, if any such changes constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment charge would result or, if that does, whether such charge would be material.  Reference should also be made to “Item 1A: Risk Factors – “Unsuccessful acquisitions could adversely affect our business”

Intangibles and Long-Lived Assets

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

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method.  We determined that there was no impairment as of December 31, 2010 and 2009.

Liquidity and Capital Resources

At December 31, 2010 we had cash and cash equivalents of $59,472 representing a decrease of $121,126 from the December 31, 2009 year-end balance of $180,598.  This decrease was attributable to the increase in our operating activities which were partially offset by our uses in financing and investing activities.

Cash provided by operating activities was $481,039 for fiscal 2010 compared to cash used by operating activities of $428,549 in fiscal 2009.  The increase in cash provided by operating activities was primarily due to improvement in our operating results and an increase in accrued expenses and accounts payable, which was almost entirely offset by an increase in accounts receivable as a result of our revenue increase.

Cash used in investing activities was $546,902 for fiscal 2010 compared to cash used in investing activities of $137,422 for fiscal 2009. The change primarily reflects net proceeds of $726,133 received in fiscal 2009 for the PDI sale compared to $0 in fiscal 2010. In addition, we incurred expenses related to additions to property and equipment of $433,902 and $494,682 in fiscal 2010 and fiscal 2009, respectively. In fiscal 2010 and fiscal 2009 we paid $113,000 and $368,873 of contingent consideration in connection with our acquisitions, respectively.

Cash used in financing activities for fiscal 2010 was $55,263 versus cash provided by financing activities of $296,265 for fiscal 2009.  This activity in fiscal 2010 included an increase in borrowings of $500,000 from Rockport.

On December 31, 2006 we entered into a revolving credit facility with LaSalle Bank National Association, which facility was transferred to Bank of America, N.A., as successor-by-merger to LaSalle (“Bank of America”).  The credit facility was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009. As amended, the available line of credit was based on 80% of eligible accounts receivable up to a maximum of $6 million.  Loans under the revolving credit facility bore interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% and (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum.  The credit facility terms required the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly.  The Company was not in compliance with these covenants as of December 31, 2010.  This facility matured on June 21, 2010.  The Company’s line of credit was subject to a forbearance agreement dated June 21, 2010, amended on July 21, 2010, following expiration of the previous forbearance term, and amended again on September 28, 2010, following expiration of the previous forbearance term, with a forbearance term expiring on October 31, 2010.   Under the forbearance agreement, as amended, the advance rate was reduced from 80% of the face amount of eligible accounts receivable to 62.5% of the face amount of eligible accounts receivable, and the maximum revolving loan limit was reduced to $5,000,000.  Under the forbearance agreement, as amended, interest on loans under the line of credit was increased by 2.0% to 5.0% per annum over the base rate of the revolving credit facility.  The respective obligations of Bank of America and the Company remained in forbearance pursuant to the forbearance agreement, as amended, until the line of credit with Bank of America was repaid with new financing obtained on January 27, 2011, as described below.

As of December 31, 2009, our other source of liquidity was a $3,000,000 line of credit agreement with Bruno Guazzoni, the uncle of our Chief Executive Officer.  Advances under this line of credit bore interest at prime plus 2%.  As of December 31, 2009, our balance on the line of credit was $1,327,000 with available borrowings of $1,673,000.  As of the end of fiscal 2009, we also had two promissory notes originally issued to Bruno Guazzoni in the aggregate principal amount of $5,325,000.  These notes bore interest at 11%, payable quarterly.  The line of credit and both promissory notes matured on March 15, 2010.  However, Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010.  On March 31, 2010 we exchanged the debt held by Rockport for a new note convertible into shares of our common stock at any time following stockholder approval of the transaction at the option of the noteholder.  The note has a principal amount of $7,131,983 and bears interest at a rate of 7.95% per annum, interest payable quarterly in arrears.  The convertible note matures on March 31, 2015.  The initial conversion price of the convertible note was $1.99, which was the closing bid price of Zanett’s common stock as listed on Nasdaq immediately preceding the date of the convertible note. Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing sales price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. On September 17, 2010, Rockport elected to reset the conversion price to $1.608 per share.  The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities (subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company).  The Company may prepay the convertible note at any time, subject to a prepayment premium.  The Company may request that Rockport accept any prepayments of principal and/or any scheduled payments of interest in shares of the Company’s common stock, but Rockport is not required to accommodate the Company’s request.

In May 2010, the Company issued a promissory note payable to Rockport in the principal amount of $500,000.  This note bears interest at 1.5% per month and was payable on July 27, 2010.  On January 27, 2011, the Company and Rockport entered into an amendment to this note extending the maturity date to February 1, 2014 at the same interest rate.

On January 27, 2011, the Company and ZCS entered into a new Revolving Credit and Security Agreement with PNC Bank, National Association (the “Credit Agreement”). The Credit Agreement allows for revolving credit borrowings in a principal amount of up to $10.0 million. Borrowings under the Credit Agreement bear interest at either (a) LIBOR plus the applicable margin, or (b) the Base Rate (as defined in the Credit Agreement) plus the applicable margin. The loan will be used to provide for our business purposes, including without limitation, to provide for our future working capital requirements. The Company and ZCS are jointly and severally liable for all of the obligations of each other under the Credit Agreement. The loan is secured by substantially all of the assets of the Company and ZCS. Subject to the PNC's right to accelerate the loan upon the occurrence of an event of default (subject to applicable cure periods), the Zanett and ZCS must repay the loan on January 27, 2014. Events of default under the Credit Agreement include, but are not limited to, the following: (a)cross default in respect of certain significant contracts of the Company, ZCS, or any of their existing indebtedness that has been subordinated to the loan; (b) the insolvency of the Company or ZCS or the appointment of a receiver or trustee for either of them; (c) unsatisfied judgments in excess of certain threshold amounts; (d) a change of control of the Zanett or ZCS in certain circumstances; and (e) default under any of the Zanett’s or ZCS’s covenants under the Credit Agreement. There are financial covenants in the Credit Agreement including a fixed charge coverage ratio covenant under which Zanett and ZCS are required to maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 as of the end of each relevant period.

Because of our net loss from continuing operations as of December 31, 2010 and our working capital deficit at December 31, 2010, there is substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Management will continue to monitor the Company’s cash position carefully and evaluate our future operating cash requirements with respect to its strategy, business objectives and performance. However, if there are any unforeseen downturns in its business, the Company may require additional capital or other sources of financing in order to meet its commitments. If necessary we will explore other sources of capital to fund future acquisitions and provide additional working capital.  We also continue to explore other opportunities that may be available to maximize the Company’s value for its stockholders, including strategic transactions.  During the second quarter of 2010, we hired an investment banker to research several potential alternative strategies. These strategies include evaluation of acquisition targets, the potential sale or merger of the Company or ZCS, and/or voluntary delistment off of the Nasdaq exchange. All strategies are being deliberated as a means of enhancing shareholder value. However there is no assurance that any of these strategic alternatives will be accomplished. As a result of tightening of the credit markets and volatility in the equity markets, it may be difficult for us to secure additional liquidity sources on favorable terms or at all. If we cannot obtain additional funding, we will be unable to finance our acquisition strategy and/or continue our organic growth, and we may need to reduce the scope of our existing operations and/or curtail some of our present operations.

To further minimize cash outlays, we expect to supplement compensation for both existing and new employees with equity incentives where possible.  We believe that this strategy provides the ability to increase stockholder value, as well as utilize cash resources more effectively.  To support this strategy, the stockholders of the Company, at its annual meeting in June 2005, approved an amendment to the Zanett, Inc. Incentive Stock Plan (“Stock Plan”) that increased the number of equity securities that can be issued under the plan from 1,750,000 shares to 10,000,000 shares.  While this increase allows us greater flexibility in use of stock based compensation, the issuance of equity securities under the Stock Plan may result in dilution to existing stockholders.

The Company's Board of Directors reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our Common Stock from time to time in open market transactions.  Under the stock repurchase plan, as of December 31, 2010, we had repurchased 14,915 shares of our Common Stock at a cost of $179,015. None of these shares were repurchased in fiscal 2010 or fiscal 2009. These shares are reflected as treasury stock on the accompanying Consolidated Balance Sheets.

The Company enters into many contractual and commercial undertakings during the normal course of business.  Also, all of our acquisitions were structured with additional contingent purchase price obligations that may be payable if the subsidiaries achieve certain annual performance requirements.

The Company’s liquidity could also be impacted by our concentration of credit risk associated with our bank accounts and accounts receivable, as follows:

-
We maintain our cash balances and money-market instruments with four separate institutions which we believe are of high credit quality to minimize our exposure. However, these deposits are subject to Federal Deposit Insurance limits.

-
We believe that any credit risk associated with our receivables is minimal due to the size and credit worthiness of our customers, which are principally large domestic corporations. However, the uncertainty of the current economic climate affects our level of assurance regarding any of our customers’ financial well-being.  During 2010, no single customer accounted for more than 10% of revenues, with our largest customer accounting for approximately 8% of revenue. During fiscal 2009, no single customer accounted for more than 10% of revenues, although our largest customer, Reynolds Consumer Products Company, accounted for approximately 10% of revenues.  At December 31, 2010 and 2009, the Company’s largest customers accounted for approximately 8% and 12% of accounts receivable, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined by Regulation S-K Item 303(a)(4)(ii).

Inflation

Management does not believe that inflation has had or will have a significant impact on our results of operations.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 which supersede certain guidance in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements”.  This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  This topic is effective for annual reporting periods beginning after June 15, 2010.  The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

Item 8.	Financial Statements and Supplemental Data

The Company’s Consolidated Financial Statements and accompanying Notes are attached to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Our independent registered public accounting firm has informed us that they have identified a material weakness in internal control over financial reporting because the Company did not correctly account for the conversion feature in the convertible note issued to Rockport on March 31, 2010.

The Company did not initially identify the need to bifurcate the conversion feature in the convertible note and account for it separately as a derivative liability at March 31, 2010 in accordance with ASC 815-15, “Derivatives and Hedging-Embedded Derivatives”. As discussed further in Note 14, both the qualitative and quantitative impact to each of the quarterly consolidated financial statements during 2010 was immaterial.

In addition, the Company incorrectly recognized a Beneficial Conversion Feature (“BCF”) upon the reset of the conversion rate on September 17, 2010. In accordance with ASC 470-20, “Debt-Debt with Conversion and Other Options”, a BCF should not have been recognized upon this reset.

As of September 17, 2010, the Company initially recorded a BCF of $1,369,054 as a reduction in debt (via a debt discount) and an offsetting increase in additional paid-in capital.  The Company recorded an increase to interest expense of $8,435 and a reduction of the debt discount for the amortization of the debt discount for the period from September 17, 2010 through September 30, 2010.

The revised accounting treatment described above with respect to the BCF resulted in an increase in net income for the three months ended September 30, 2010 and a decrease in the net loss for the nine months ended September 30, 2010 by $8,435 in each case, and a reduction in total stockholders’ equity and an increase in total liabilities by $1,360,619 in each case at September 30, 2010.

Plan for Remediation of Material Weaknesses

The Company’s management intends to take appropriate and reasonable steps to make the necessary improvements to remediate this material weakness, with such steps to include engaging third party experts to assist them with the accounting for complex transactions.

Changes in internal controls over financial reporting

We continually seek ways to improve the effectiveness and efficiency of the Company’s internal controls over financial reporting, resulting in frequent process refinement. However, there have been no changes in our internal control over financial reporting that occurred during our last fiscal period to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Corporate Governance

The response to this Item will be contained in the Company’s 2011 Proxy Statement under the captions “Election of Directors” and “Code of Conduct and Ethics” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained in the Company’s 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Board of Directors and Committees of the Board of Directors

Information with respect to committees of our Board of Directors will be contained in the Company’s 2011 Proxy Statement under the caption “Information about the Board of Directors and Committees of the Board of Directors” and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this Item will be contained in the Company's 2011 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item will be contained in the Company's 2011 Proxy Statement under the caption "Security Ownership of Management and Principal Shareholders" and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information with respect to the independence of our directors will be included in our 2011 Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

During fiscal 2010, the Company was a party to the following transactions with related parties:

On February 28, 2010, Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, sold two promissory notes, one in the aggregate principal amount of $4,575,000 and a second in the aggregate principal amount of $750,000, both of which required quarterly payments of interest at the rate of 11% per annum to Rockport in a private transaction.  Bruno Guazzoni also sold Rockport a line of credit agreement with the Company with a maximum borrowing availability of  $3,000,000 and an interest rate at prime plus 2% and an outstanding balance of $1,327,000 with available borrowings of $1,673,000 at December 31, 2009 in the same private transaction.  There was no gain or loss to the Company on this transaction.  Rockport exchanged the promissory notes and the line of credit for the convertible note described above under the heading “Liquidity and Capital Resources.”  Under the convertible note, Rockport has the option, at its discretion, to convert all or a part of the convertible note into shares of the Company’s common stock at any time prior to the earlier of the date the Company prepays the convertible note or the maturity date of the convertible note. Upon conversion of the convertible note at the current conversion rate, Rockport would hold approximately 32.4% of the outstanding common stock of the Company.

In May 2010, the Company issued a promissory note payable to Rockport in the principal amount of $500,000.  This note bears interest at 1.5% per month and was payable on July 27, 2010.  On January 27, 2011, the Company and Rockport entered into an amendment to this note extending the maturity date to February 1, 2014 at the same interest rate.

As a policy, all transactions involving the Company and any related parties are reviewed by the President, Chief Executive Officer and Chief Financial Officer for approval. Additionally, all related party transactions are reviewed at each regular quarterly meeting the Board of Directors as we review with, and highlight for, the Board of Directors any changes occurring during the quarter.

Item 14. Principal Accountant Fees and Services

The response to this Item will be contained in the Company’s 2011 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

2.3	Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the stockholders of Paragon Dynamics, Inc. dated as of January 31, 2003
2.4	Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority stockholder of DeltaData, Inc. dated as of November 30, 2003
2.5	Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004
2.6	Stock Purchase Agreement by and among Whitbread Technology Partners, Inc., Zanett, Inc., and Joel D’Arcy dated as of March 1, 2005.
2.7(1)	Agreement and Plan of Merger of Whitbread Technology Partners, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.8(1)	Agreement and Plan of Merger of INRANGE Consulting Corporation and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.9(1)	Agreement and Plan of Merger of Back Bay Technologies, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.

Exhibit Number	Item
2.11(2)	Stock Purchase Agreement by and among Data Road, Inc., Zanett, Inc., Zanett Commercial Solutions, Inc. and Jeffrey Francis and John Vaughan, dated as of May 1, 2006.
2.12(3)	Agreement and Plan of Merger among DBA Group, LLC, Zanett DBA Group, Inc., Zanett, Inc., Jose David Rincon, Billy Hyden and David Wolf dated as of March 6, 2007.
2.14(4)	Asset Purchase Agreement by and among Zanett Commercial Solutions, Inc., PS GoLive LLC and Michael Johnson dated as of November 25, 2008.
2.15(5)	Stock Purchase Agreement by and among Zanett, Inc., Delta Communications Group, Inc. and Howard Norton dated as of February 28, 2006.
2.16(6)	Stock Purchase Agreement dated as of March 12, 2008, by and among KOR Electronics, Paragon Dynamics, Inc. and Zanett, Inc.
3.1(7)	Amended and Restated Certificate of Incorporation of Zanett, Inc.
3.2(15)	By-laws of Zanett, Inc.
4.1(8)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
4.2(8)	Form of Note
4.3(8)	Form of Note Confirmation
4.4(8)	Form of Subscription Agreement
10.1(15)	Zanett Inc. Amended and Restated Incentive Stock Plan*
10.4(9)	Promissory Note in the amount of $4,575,000 issued by Zanett Commercial Solutions, Inc. to Bruno Guazzoni, dated March 15, 2009.
10.5(9)	Promissory Note in the amount of $750,000 issued by Zanett Commercial Solutions, Inc. to Bruno Guazzoni, dated March 15, 2009.
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

10.12 (16)	7.95% Convertible Note due March 31, 2015
10.13 (16)	Term Debt-Convertible Debt Exchange Agreement between Zanett, Inc. and Rockport Investments Ltd. dated as of March 31, 2010

Exhibit Number	Item
10.14 (16)	Voting Agreement among Zanett, Inc., Claudio M. Guazzoni and Rockport Investments Ltd. dated as of March 31, 2010
10.15 (16)	Transaction Approval Agreement among Zanett, Inc., Claudio M. Guazzoni, Bruno Guazzoni, Dennis Harkins and Charles Deskins
10.16 (17)	Subordinated Promissory Note dated May 25, 2010 issued by the Company to Rockport Investments, Inc.
10.16 (18)	Forbearance Agreement June 21, 2010, among Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, Zanett, Inc., and Zanett Commercial Solutions, Inc.
10.17 (19)
First Amended Forbearance Agreement, effective as of July 21,
2010, among Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, Zanett, Inc., and Zanett Commercial Solutions, Inc.

10.18 (20)	First Amendment to Subordinated Promissory Note dated as of August 25, 2010, by and between Rockport Investments Ltd. and Zanett, Inc.
10.19 (21)
Second Amended Forbearance Agreement, effective as of September 28, 2010, among Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, Zanett, Inc., and Zanett Commercial Solutions, Inc.

10.20 (22)	Commitment Letter dated November 16, 2010 between Zanett, Inc. and PNC Bank, National Association.
10.21 (23)	Amendment dated December 29, 2010 between Zanett, Inc. and PNC Bank, National Association.
10.22 (24)	Revolving Credit and Security Agreement, dated January 27, 2011, by and among Zanett, Inc., Zanett Commercial Solutions, Inc., the lenders party thereto, and PNC Bank, National Association
21.1	List of Subsidiaries
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Post-Effective Amendment No. 1 on Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.

(2)	Incorporated by reference to our Current Report of Form 8-K filed April 24, 2006.

(3)	Incorporated by reference to our Post-Effective Amendment No. 2 on Form S-1 filed July 17, 2007.

(4)	Incorporated by reference to our Current Report on Form 8-K filed December 2, 2008.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K filed March 24, 2008.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(8)	Incorporated by reference to our registration statement on Form S-2/A field February 1, 2005.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2007.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Incorporated by reference to our Current Report on Form 8-K filed January 30, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K filed December 24, 2009.

(15)	Incorporated by reference to our Annual Report on Form 10-K filed March 31, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K/A filed April 7, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed June 1, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K filed June 24, 2010.

(19)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2010.

(20)	Incorporated by reference to our Current Report on Form 8-K filed August 27, 2010.

(21)	Incorporated by reference to our Current Report on Form 8-K filed October 7, 2010.

(22)	Incorporated by reference to our Current Report on Form 8-K filed November 22, 2010.

(23)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2011.

(24)	Incorporated by reference to our Current Report on Form 8-K filed February 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.

BY: /s/ Claudio M. Guazzoni
Claudio M. Guazzoni
Chief Executive Officer
(Principal Executive Officer)
Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claudio M. Guazzoni	Chairman & Chief
Claudio M. Guazzoni	Executive Officer	April 15, 2011

/s/ Dennis Harkins	President & Chief
Dennis Harkins	Financial Officer
(Principal Financial
	and Accounting Officer)	April 15, 2011

/s/ L. Scott Perry	Director	April 15, 2011
L. Scott Perry

/s/ Leonard G. Goldstein	Director	April 15, 2011
Leonard G. Goldstein

/s/ Charles T. Johnstone	Director	April 15, 2011
Charles T. Johnstone

ZANETT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zanett, Inc. at December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant losses from continuing operations and has a working capital deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ EisnerAmper LLP
April 15, 2011
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zanett, Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Zanett, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zanett, Inc. at December 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Amper, Politziner & Mattia, LLP
March 31, 2010
New York, New York

ZANETT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$59,472	$180,598
Accounts receivable net of allowance for doubtful accounts of $308,297 and $432,490, respectively	7,693,563	6,536,874
Income tax receivable	-	51,863
Unbilled revenue	525,144	206,681
Prepaid expenses	419,457	250,335
Deposits from customers	35,000	535,000
Other current assets	136,502	174,306
Total current assets	8,869,138	7,935,657

Property and equipment, net	1,141,424	1,304,522
Goodwill	17,839,562	16,479,746
Intangibles, net	354,545	615,088
Other assets	92,946	165,349
Total assets	$28,297,615	$26,500,362

Liabilities and stockholders' equity
Current liabilities:

Short term debt-line of credit	$4,116,487	$4,350,090
Short term debt-related party	-	6,652,322
Short term renewable unsecured subordinated debt	1,467,898	1,123,048
Accounts payable-trade	1,529,890	1,235,640
Accrued expenses	3,752,638	2,836,387
Other current liabilities	1,708,604	1,032,620
Income taxes payable	27,337	14,591
Deferred revenue	1,777,435	1,228,802
Deferred income taxes	9,145	30,645
Capital lease obligations	35,988	35,988
Total current liabilities	14,425,422	18,540,133

Convertible subordinated note, net of unamortized discount of $136,398	6,995,585	-
Long term renewable unsecured subordinated debt	510,453	1,131,104
Long term Debt- other	500,000	-
Derivative liability	149,577	-
Capital lease obligation	11,991	47,980
Deferred rent expense	80,562	76,535
Deferred income taxes	25,053	25,053
Total liabilities	22,698,643	19,820,805

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.004 par value; 200,000,000 shares authorized 9,265,224 and 8,738,833 shares issued and outstanding, respectively	37,060	32,443
Additional paid-in capital	33,060,328	32,482,502
Treasury stock, at cost - 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(27,319,401)	(25,656,373)
Total stockholders' equity	5,598,972	6,679,557

Total liabilities and stockholders' equity	$28,297,615	$26,500,362

The accompanying notes are an integral part of these consolidated balance sheets.

ZANETT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenue	$48,040,515	$41,376,100

Operating expenses:
Cost of revenue	35,191,942	29,518,856
Selling and marketing	5,711,624	5,673,605
General and administrative	7,406,424	8,202,328
Total operating expenses	48,309,990	43,394,789
Operating loss	(269,475)	(2,018,689)
Interest and other Expense:
Increase in fair value of derivative liability	10,890	-
Interest expense	(1,380,963)	(1,292,027)
Total interest and other expense	(1,370,073)	(1,292,027)
Loss from continuing operations before income taxes	(1,639,548)	(3,310,716)

Income tax (expense) benefit	(23,480)	98,795
Loss from continuing operations	(1,663,028)	(3,211,921)
Gain on sale of discontinued operations, net of taxes	-	887,500
Net loss	$(1,663,028)	$(2,324,421)
Basic and diluted loss per share:

Continuing operations	$(0.18)	$(0.37)
Discontinued operations	$-	$0.10
Net loss per common share–basic and diluted	$(0.18)	$(0.27)

Weighted average shares outstanding - basic and diluted	9,070,279	8,628,034

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2009	7,608,506	30,434	31,715,421	14,915	(179,015)	(23,331,952)	8,234,888

Issuance of common stock in connection with acquisitions	515,327	2,009	241,357	-	-	-	243,366
Compensatory restricted common stock and options issued to non-employees and employees	615,000	-	525,724	-	-	-	525,724
Net loss	-	-	-	-	-	(2,324,421)	(2,324,421)
Balance, December 31, 2009	8,738,833	$32,443	$32,482,502	$14,915	$(179,015)	$(25,656,373)	$6,679,557

Issuance of common stock in connection with acquisitions	401,024	4,492	577,951	-	-	-	582,443
Cashless exercise of stock options	125,367	125	(125)	-	-	-	-
Net loss	-	-	-	-	-	(1,663,028)	(1,663,028)
Balance, December 31, 2010	9,265,224	$37,060	$33,060,328	$14,915	$(179,015)	$(27,319,401)	$5,598,972

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,663,028)	$(2,324,242)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	857,550	870,644
Amortization of debt discount	24,069	-
Stock based compensation and services	-	525,724
Gain on sale of PDI	-	(887,500)
Provision for doubtful accounts	(124,193)	99,545
Deferred rent expense	4,027	6,535
Deferred income taxes	(8,754)	(131,652)
Decrease in fair value of derivative liability	(10,890)	-
Changes in, net of acquisitions:
Accounts receivable	(1,032,586)	219,497
Unbilled revenue	(318,463)	89,660
Prepaid expenses and other current assets	382,765	167,916
Other assets	72,403	79,764
Accrued expenses	916,330	(148,020)
Accounts payable	294,251	615,174
Other current liabilities	487,061	90,754
Income tax receivable	51,863	4,199
Income taxes payable	-	(19,100)
Deferred revenue	548,634	312,553
Net cash provided by / (used in) operating activities	481,039	(428,549)
Cash flows from investing activities:
Cash received from sale of business, net	-	726,133
Cash paid as contingent consideration
related to past acquisitions	(113,000)	(368,873)
Additions to property and equipment	(433,902)	(494,682)
Cash flows used in investing activities	(546,902)	(137,422)
Cash flows from financing activities:
Payments for debt issuance costs	(14,083)	(48,484)
Redemption of unsecured notes	(275,800)	(45,792)
Proceeds from notes payable to related party	-	300,000
Redemption of short term borrowings	(233,603)	114,538
Proceeds from short term borrowings	500,000	-
Capital lease payments	(31,777)	(23,997)
Cash flows (used in)/provided by financing activities	(55,263)	296,265
Net decrease in cash and cash equivalents	(121,126)	(269,706)
Cash and cash equivalents, beginning of year	180,598	450,304
Cash and cash equivalents, end of year	$59,472	$180,598

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:

Interest	$709,143	$930,073
Income taxes	$33,112	$61,999
Non-cash investing activities-shares issued for contingent consideration	$582,443	$243,372

Exchange of related party debt for convertible subordinated debt	$7,131,983	-

Debt discount resulting from derivative liability	$160,467	-

The accompanying notes are an integral part of these consolidated financial statements.

ZANETT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Summary of Business and Organization

Zanett, Inc. (the “Company”) is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.

The Company provides commercial solutions through its wholly-owned subsidiary, Zanett Commercial Solutions, Inc. (“ZCS”). In May 2006, ZCS acquired Data Road, Inc. based in Jacksonville, Florida, which was subsequently dissolved in February 2011. In March 2007, ZCS acquired DBA Group, LLC. (“DBA”), based in Alpharetta, Georgia, and DBA was merged into a wholly-owned subsidiary of ZCS in connection with that acquisition, which wholly-owned subsidiary was, in turn, merged into ZCS in March 2011. In December 2008, ZCS acquired substantially all of the assets of PS GoLive, LLC (“PS GoLive”), based in North Palm Beach, Florida.

The Company provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of ERP, supply chain management and customer relationship management systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

The Company has an administrative office in the Philippines; however, at this time the operations of this office are insignificant to the Company’s overall business and consolidated financial statements.

The Company’s former government segment consisted of Paragon Dynamics, Inc. (“PDI”) which was acquired in January 2003. In December 2007, the Company entered into a letter of intent to sell PDI to KOR Electronics, which sale was completed on March 17, 2008. This transaction included a holdback amount of $887,500, which was received by the Company in March 2009 and is reflected as a gain on sale of discontinued operations, net of tax (of which there was $0), in the accompanying consolidated financial statements.

Liquidity and Going Concern

During the year ended December 31, 2010 (“fiscal 2010”), the Company incurred a loss from continuing operations of $1,663,028 and had an excess of current liabilities compared to current assets of approximately $ 5,556,284 at December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2010, the Company’s revolving line of credit with Bank of America, N.A. as successor-by-merger to LaSalle Bank (“Bank of America”), had a balance of $ 4,116,487 with available borrowings of $ 437,812. On January 27, 2011, the Company and ZCS entered into a new Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”; the Revolving Credit and Security Agreement referred to herein as “Credit Agreement”). The Credit Agreement allows for revolving credit borrowings in a principal amount of up to $10.0 million and was used to repay the Bank of America loan facility. Subject to the right to accelerate the Credit Agreement upon the occurrence of an event of default (subject to applicable cure periods), the Company must repay the Credit Agreement on January 27, 2014 (see also Note 13 for further discussion of this loan). Borrowings available under the new Credit Agreement, along with the Company’s cash flow may not be sufficient to fund our operations and we may need to seek additional financing. There can be no assurance that such financing will be available or will be available at acceptable terms. The accompanying consolidated financial statements do not include any adjustments related to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Note 2.      Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, revenue recognition, including estimates to complete on fixed fee contracts, allowance for doubtful accounts, impairment of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the realizability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash, customer deposits, cash equivalents, accounts receivable, income tax receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at December 31, 2010 and 2009 approximate their fair values due to their short maturities. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's long-term debt approximates its current fair value.

Goodwill

In connection with its acquisitions, the Company allocates the total acquisition costs to all tangible and identifiable intangible assets acquired and all liabilities assumed, with any excess purchase price recorded to goodwill. To arrive at the allocation of the total purchase price, management makes certain assumptions in estimating the fair value of the acquired company’s tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, customer relationships and long-term contracts) and liabilities.

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill and intangible assets with indefinite lives are evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The Company performs its evaluation as of October 1, the assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess.

Intangibles

Intangibles, with finite lives, are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of finite lived intangible assets is reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company estimates the future undiscounted cash flows associated with the asset and compares that to the carrying value. If the carrying value exceeds the estimated cash flows, the recorded value of the asset is reduced to its estimated fair value.

Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent payable under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2010 and 2009 was $80,562 and $76,535, respectively. The current portion of deferred rent at December 31, 2010 and 2009 was $11,611 and $7,400, respectively, and is included in other current liabilities on the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of our customers. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and an assessment of the general financial conditions affecting the Company’s customer base. If the Company’s actual collections experience changes, revisions to the Company’s allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company does not obtain collateral from its customers to secure accounts receivable.

Revenue Recognition

The Company earns revenue almost exclusively from IT professional services.

Revenues from contracts for consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and payment is reasonably assured. Revenues from fixed-fee contracts for IT professional services are recognized using contract accounting based on the estimated percentage of completion. Approximately 10% and 15% of 2010 and 2009 revenues, respectively, were derived from contracts based on the estimated percentage of completion.

The percentage of completion for each contract is determined based on the ratio of hours incurred to a current estimate of total project hours since management believes this reflects the extent of contract completion. Changes in estimated hours during the course of a fixed fee contract are reflected in the period in which such facts become known. If such changes indicate that a loss may be realized on a contract, the entire loss is recorded at such time.

Out-of-pocket expenses incurred during the performance of IT professional services are included in cost of revenues and any amounts to be reimbursed by customers are included in revenues during the period in which they are incurred.

Unbilled revenue represents revenue for which services have been performed and the costs incurred have not yet been invoiced to the customer as well as costs and estimated earnings in excess of billings on uncompleted contracts (see Note 9).

Deferred Revenue

Amounts received prior to the performance of services under customer contracts and amounts billed in excess of costs and estimated earnings on uncompleted projects (see Note 9)are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met.

Cost of Revenues

Cost of revenues includes salaries and related costs of consulting and technical staff and outside contractors, as well as travel and costs related to the performance of services at customer locations.

Cost of revenues includes the cost of hardware purchased from suppliers and sold to customers.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use as well as costs for the development of software that is to be sold, leased or licensed to third parties in the future. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's intended use and software developed by a vendor for the Company's proprietary use have been capitalized. Software development costs for software to be sold, leased or licensed to third parties are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. Costs capitalized include an allocation of the costs incurred for the Company's own personnel who are directly associated with software development. As of December 31, 2010 and 2009 net capitalized software of $459,239 and $595,039, respectively, are included in property and equipment.

Income Taxes

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

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that has been recorded on the Company’s consolidated financial statements for fiscal 2010 and fiscal 2009. Additionally, there were no interest or penalties related to income taxes that have been accrued or recognized as of and for fiscal 2010 and fiscal 2009. The federal and state tax returns for the years beginning with fiscal 2009 are currently open for examination by the taxing authorities and the tax returns for fiscal 2010 are expected to be filed in September 2011.

Note 3.       Stock Based Compensation

The Company accounts for stock based awards by recording compensation based on the fair value of the awards on the date of grant, expensed on a straight-line basis over the vesting period of the awards, which is generally one to five years. Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate future forfeitures. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding. For fiscal 2010 and fiscal 2009, the Company recorded stock based compensation expense for employee related stock options of $0 and $98,000, respectively.

Loss Per Share Information

Basic income/(loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At December 31, 2010 and 2009, the Company excluded all of its 1,416,148 and 1,617,773 stock options, respectively, under the treasury stock method from the computation of diluted loss per share as they would be antidilutive because the Company is in a loss position from continuing operations.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-14 is effective for periods beginning after December 15, 2009 with earlier adoption permitted. The adoption of ASU 2009-14 did not have a material impact on the Company’s consolidated financial statements.

October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, “Revenue Recognition – Multiple Elements Arrangements”. This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated financial statements.

Note 4.      Acquisitions

On November 25, 2008, ZCS completed the acquisition of substantially all of the assets of PS GoLive from the owner of PS GoLive (the "PS GoLive Owners”).

The total consideration to be paid by ZCS to the PS GoLive Owners is comprised of initial consideration, a purchase price adjustment based upon the level of PS GoLive net working capital at closing, and future contingent consideration.

The PS GoLive Owners are eligible to receive contingent consideration of up to $1,200,000, in the aggregate, for the three successive annual performance periods commencing December 1, 2008 based upon PS GoLive attaining specified adjusted income and revenue targets in each period.

The amount of aggregate contingent payment payable to the PS GoLive Owners shall be reduced on a dollar-for-dollar basis by an amount equal to the initial cash consideration of $401,405 until the aggregate amount of reductions equals the initial consideration.

In fiscal 2010, the Company paid the PS GoLive Owners $113,000 in cash as contingent consideration.

The following table sets forth the components of the purchase price paid through December 31, 2010:

Cash Paid	$401,405
Contingent Consideration	$762,373
Total Purchase	$1,163,778

Note 5.       Segments

The Company’s current continuing operations consist of one reportable segment, Commercial Solutions.

The Commercial Solutions segment consists of one reporting unit ZCS, which provides technology consulting services, including implementation of enterprise resource planning systems, the planning, development and implementation of e-business systems, and voice and data communications solutions, to Fortune 500 and middle market companies throughout the United States.

Note 6.       Intangibles

Intangibles consisted of the following at December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value
Customer Relationships	1.00	1,577,000	(1,368,080)	208,920	1,577,000	(1,149,474)	427,526

Non-compete Agreement	0.25	193,000	(187,375)	5,625	193,000	(161,440)	31,560

Trade Names	1.25	288,000	(268,000)	20,000	288,000	(251,998)	36,002

Trade Names	Infinite	120,000	0	120,000	120,000	0	120,000

Total		$2,178,000	$(1,823,455)	$354,545	$2,178,000	$(1,562,912)	$615,088

Amortization expense was $260,550 and $347,208 in fiscal 2010 and fiscal 2009, respectively.  Based on the Company’s amortization of intangible assets as of December 31, 2010, the Company expects related amortization expense for the next two fiscal years to be $194,092 and $40,453, respectively.

Note 7.       Goodwill

The changes in the carrying amount of goodwill for fiscal 2010 and fiscal 2009 are as follows:

Balance at January 1, 2009	$15,762,216
Contingent consideration - DBA	486,745
Final consideration - Whitbread	241,500
PSGoLive acquisition	(10,715)

Balance at December 31, 2009	$16,479,746

Balance at January 1, 2010	$16,479,746
Contingent consideration - DBA	582,443
PSGoLive acquisition	777,373

Balance at December 31, 2010	$17,839,562

In October 2010 and 2009 the Company performed its annual test for impairment of goodwill and concluded that no impairment charge was required for either year. The Company has determined that all of its goodwill is allocated to one reporting unit, ZCS, for fiscal 2010 and fiscal 2009. In testing for impairment, the Company compared the carrying value of its reporting unit, including goodwill, to the fair value of the reporting unit based on management’s analysis of the relevant facts.

If our estimates and assumptions change materially in the future, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing on October 1, 2011 or prior to that, if any such changes constitute a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result in an impairment of goodwill or, if it does, whether such charge would be material.

Note 8.      Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	Estimated Useful	December 31,
	Life	2010	2009

Computer equipment	3 years	$1,655,375	$1,354,283
Computer software	3 years	1,263,202	1,078,068
Furniture and fixtures	5 years	307,922	300,361
Leasehold improvements	Lesser of lease
	term of life of
	asset	360,594	360,594
Construction in progress		93,376	136,308
		3,680,469	3,229,614
Less Accumulated depreciation and amortization		(2,539,045)	(1,925,092)

Property and equipment, net		$1,141,424	$1,304,522

As of December 31, 2010 and 2009, property and equipment financed with capital leases had a cost of $183,721 and related accumulated depreciation of $136,191 and $100,203, respectively. Depreciation expense related to all property and equipment was $613,953 and $542,353 for fiscal 2010 and fiscal 2009, respectively.

Note 9.      Costs and Estimated Profits on Uncompleted Contracts

	December 31,	December 31,
	2010	2009

Costs incurred on uncompleted projects	$1,935,338	$5,853,765
Estimated Earnings	816,303	2,193,964
	2,751,641	$8,047,729
Less: Billings to date	3,379,151	8,135,933
Other	$(627,510)	$(88,204)

Included in the accompanying consolidated balance sheets under the following captions:

	December 31,	December 31,
	2010	2009

Unbilled Revenue	$525,144	$101,375
Deferred Revenue	(1,152,654)	(189,579)
	$(627,510)	$(88,204)

Also included in unbilled revenue at December 31, 2009 is $105,306 for services performed but not yet invoiced. Also included in defered revenue at December 31, 2010 and 2009 is $624,781 and $1,039,223, respectively, of amounts received prior to the performances of services.

Note 10.   Restricted Common Stock

A summary of restricted stock granted, vested, forfeited and unvested restricted stock outstanding during fiscal 2010 and fiscal 2009, is presented below:

Restricted Shares
Restricted shares outstanding, January 1, 2009	537,139
Granted	127,205
Vested	(664,344)
Forfeited	-
Restricted shares outstanding, December 31, 2009	-
Granted	-
Vested	-
Forfeited	-
Restricted shares outstanding, December 31, 2010	-

Restricted stock compensation costs are allocated as follows for fiscal 2010 and fiscal 2009 (in thousands):

	2010	2009
General and administrative	$-	$427
Sales and marketing	-	-
	$-	$427

All of the shares of Common Stock issued by the Company in its acquisitions of operating units, as well as shares issued to executives and employees, are subject to certain transfer restrictions for five years pursuant to lock-up agreements executed by each shareholder. A portion of the shares, however, may be released from such restrictions when the closing price per share equals or exceeds certain price targets. As of December 31, 2010, 1,509,099 out of 2,222,785 shares pursuant to the lock-up agreements had been released from the restrictions. On November 11, 2008, the Company granted awards of 615,000 shares of restricted common stock to certain of its directors and officers, pursuant to the Company’s Incentive Stock Plan. The restricted shares vested on November 11, 2009.

Note 11. Stock Option Activity

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

During fiscal 2010 and fiscal 2009, the Company issued no options to purchase shares of its Common Stock, under the Stock Plan. At December 31, 2010, 8,583,852 common shares were available for future issuance under the Stock Plan. During fiscal 2010, options to purchase 24,125 shares of Common Stock were forfeited or expired unexercised.

The fair value of the Company’s stock-based awards issued to employees in fiscal 2009 was estimated at the date of grant using Black-Scholes, assuming no dividends and using an expected life of four years, volatility of 55% and a risk-free rate of 4.62%.

In October 2006, November 2006, March 2007 and August 2007 the Company issued 900,773 options which vest only when the Company files an Annual Report on Form 10-K showing an annual revenue amount for the fiscal year of $250,000,000, and which expire after five years. Currently the Company has incurred no expense for these options, as only when the occurrence of this event becomes probable will an expense be recorded.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2010	550,750	$5.34
Granted	-	-
Vested	(15,000)	12.92
Forfeited	(20,375)	5.25

Non-vested at December 31, 2010	515,375	$5.13

At December 31, 2010, there was no unrecognized compensation cost related to non-vested, non-qualified stock option awards. The total fair value of options vested in fiscal 2010 was zero. Currently the Company has incurred no expense for the remaining non-vested options, as only when the occurrence of the annual revenue event becomes probable will an expense be recorded.

The aggregate intrinsic value of the outstanding and exercisable options as of December 31, 2010 is $62,100.

The following tables present option activity and options outstanding and exercisable:

Outstanding, January 1, 2009	1,750,191	$6.70
Granted to employees	-	-
Granted to directors	-	-
Granted to vendors	-	-
Exercised	-	-
Forfeited/expired	(132,418)	$3.12

Outstanding, December 31, 2009	1,617,773	$6.99
Granted to employees	-	-
Granted to directors	-	-
Granted to vendors	-	-
Exercised (cashless exercise)	(177,500)	$0.70
Forfeited/expired	(24,125)	$6.80

Outstanding, December 31, 2010	1,416,148	$7.78

Exercisable, December 31, 2010	990,773	$9.30

Options Outstanding

Range of Exercise Prices	Options Outstanding	Weighted Avg. Contractual Life Remaining (Yr)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.70 to $0.85	85,000	7.90	$0.70	85,000	$0.70
$1.92 - $10.00	1,055,585	1.40	6.60	540,210	8.00
$10.04 - $20.32	275,563	4.30	14.50	275,563	14.50
	1,416,148	2.90	$7.78	900,773	$9.30

Note 12.    Stock Repurchase Plan

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of the our common stock from time to time in open market transactions. Under the Company’s previous stock repurchase plan, as of December 31, 2010, we repurchased a total of 14,915 shares of common stock. There were no shares repurchased in fiscal 2010 or fiscal 2009.

Note 13.    Related Party Transactions

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. Also on March 15, 2009, ZCS replaced an existing promissory note issued to Bruno Guazzoni in the aggregate principal amount of $750,000 with a new note with identical terms, except the maturity date was extended from March 15, 2009 to March 15, 2010. These two new notes require quarterly payments of interest at the rate of eleven percent (11%) per annum. These two promissory notes were sold by Bruno Guazzoni to Rockport Investments, Ltd. (“Rockport”) in a private transaction on February 28, 2010 (see Note 14).

In respect of all of the promissory notes described above, interest expense was $146,438 and $585,750 for fiscal 2010 and fiscal 2009, respectively. As of December 31, 2010, there was $292,875 interest accrued under those notes. In fiscal 2010 and fiscal 2009, the Company paid $439,314 and $439,314 to Mr. Guazzoni in respect of these promissory notes, respectively, including scheduled interest payments and the repayment of $1,500,000 principal amount of notes described above.

In March 2009, the Company extended the maturity date on a line of credit agreement with Bruno Guazzoni from March 15, 2009 to March 15, 2010. The maximum borrowings under this line of credit are $3,000,000 and the interest rate is prime plus two percent (2%). As of December 31, 2009 this line had an outstanding balance of $1,327,000. This line of credit was sold by Bruno Guazzoni to Rockport in a private transaction on February 28, 2010. Interest expense attributed to this line of credit for fiscal 2010 and fiscal 2009 was $17,421 and $58,752, respectively. The Company paid Mr. Guazzoni $39,767 and $41,372 of principal and interest under this line of credit in fiscal 2010 and fiscal 2009, respectively.

Note 14.     Convertible Debt and Revolving Credit Facility

Convertible Debt

On March 31, 2010, the Company exchanged the line of credit and promissory notes previously held by Bruno Guazzoni and sold to Rockport in a private transaction on February 28, 2010 for a new note convertible into shares of the Company’s common stock at the option of the note holder and at any time following stockholder approval of the transaction, which was received on May 20, 2010. The note has a principal amount of $7,131,983 which is due and payable on March 31, 2015 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears through March 31, 2015. There was no gain or loss on this exchange. The conversion rate was initially equal to the closing bid price immediately preceding the closing date ($1.99). Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. The conversion price reset feature has been reflected as a derivative liability in the accompanying consolidated financial statements (see also discussion below). On September 17, 2010 Rockport elected to reset the conversion price to $1.608 per share. The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company. In addition, the note holder has the right to vote on all matters to which holders of the Company’s common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate. Pursuant to the terms of the convertible subordinated note, Rockport would have the right to vote approximately 32% of the Company’s common stock; however, Rockport has entered into a voting agreement with the Company’s Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy vote on Rockport’s behalf in all matters to which stockholders are entitled to vote beginning upon such stockholder approval and continuing for the term of the note.

In connection with the preparation of its 2010 annual report on Form 10K for the year ended December 31, 2010, the Company noted that the conversion feature embedded in the Rockport convertible debt should have been bifurcated and accounted for separately as a derivative liability. Based on the specific terms, the conversion reset feature is not indexed to its own stock as the variables that could affect the settlement amount are not inputs to the fair value of a “fixed-for-fixed” instrument, and is therefore an embedded derivative. The Company, using a probability weighted expected return lattice model calculated a fair value of the derivative liability at March 31, 2010 and for each subsequent reporting period. The key variables included: at March 31, 2010 a 5 year life, 88.225% volatility and potential reset prices ranging from $1.99 per share to $1.79 per share; at June 30, 2010 a 4.75 year life, 88.225% volatility and potential reset prices ranging from $1.61 per share to $1.28 per share; at September 30, 2010 a 4.5 year life, 88.225% volatility and potential reset prices ranging from $1.28 per share to $1.15 per share and at December 31, 2010 a 4.25 year life, 88.225% volatility and potential reset prices ranging from $1.24 per share to $0.90 per share. This embedded derivative had an estimated fair value of $160,467 on March 31, 2010, the inception date, and should have been reflected as a liability and then re-measured at fair value at each subsequent reporting date with the change in fair value reported in the statement of operations. Hence, the initial carrying value assigned to the Rockport convertible debt should have been $6,971,516 calculated as the difference between the principal amount of the debt and the fair value of the bifurcated embedded derivative. This resulted in additional debt discount interest expense of approximately $24,069 for the year ended December 31, 2010 and an unamortized balance of the convertible note debt discount of $136,398 at December 31, 2010. The fair value of the embedded derivative liability was $149,577 at December 31, 2010. The cumulative change in fair value has been recorded in the statement of operations. In connection with this transaction, the Company recorded a one-time charge of approximately $16,000 to interest expense and a one-time benefit of approximately $20,000 to a decrease in fair value of the derivative liability in the fourth quarter, representing the impact of the debt discount amortization and derivative liability adjustment to fair value from March 31, 2010 (the date of the convertible note) to September 30,2010. Both the qualitative and quantitative impact to each of the quarterly consolidated financial statements during 2010 was immaterial.

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

In May 2010 the Company issued a promissory note payable to Rockport in the principal amount of $500,000. This note bears interest at 1.5% per month and was payable on July 27, 2010. On August 13, 2010, the Company and Rockport entered into an amendment to this note extending the maturity date to October 10, 2010 at the same interest rate. On January 27, 2011, this note was amended to extend the maturity date to February 2014 under the same terms.

Revolving Credit Facility

On December 31, 2006 the Company entered into a revolving credit facility with LaSalle Bank National Association, which facility was transferred to Bank of America, as successor-by-merger to LaSalle. The agreement was amended on May 31, 2007, November 14, 2007, March 18, 2008, January 22, 2009 and December 21, 2009. As amended, the available line of credit was based on 80% of eligible accounts receivable up to a maximum of $6,000,000, which has since been decreased as described below. Loans under the revolving credit facility bore interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) the 30-day LIBOR rate plus 1.0%, in each case plus 3.0% per annum, which were increased as described below. In addition to the credit facility, Bank of America provided the Company with treasury and cash management services. The facility was secured by a first priority lien on all of the Company’s assets. In addition to the interest charges there was an unused line fee of 1/2% per annum, payable monthly. The credit facility terms required the Company to meet certain financial covenants, including a fixed charge coverage ratio of 1.25 to 1.0, a maximum senior debt ratio of 2.5 to 1.0, maintenance of minimum net availability of $500,000 at all times, and excess cash flow of not less than $0 at all times, tested quarterly. The Company was not in compliance with these covenants as of December 31, 2010 and 2009. As amended, the credit facility matured on June 21, 2010. The Company’s line of credit was subject to a forbearance agreement, entered into between the Company and Bank of America on June 21, 2010, amended on July 21, 2010, following expiration of the previous forbearance term, and amended again on September 28, 2010, following expiration of the previous forbearance term, with a forbearance term expiring on October 31, 2010. Under the forbearance agreement, as amended, the advance rate was reduced from 80% of the face amount of eligible accounts receivable to 62.5% of the face amount of eligible accounts receivable, and the maximum revolving loan limit was reduced to $5,000,000. Under the forbearance agreement, as amended, interest on loans under the line of credit was increased by 2.0% to 5.0% per annum over the base rate of the revolving credit facility. Until the refinancing discussed below, the respective obligations of Bank of America and the Company remained in forbearance pursuant to the forbearance agreement, as amended.

The Company had borrowings under its revolving line of credit of $4,116,487 and $4,350,090 to Bank of America as of December 31, 2010 and 2009, respectively, which are reflected as current liabilities on the balance sheet. Borrowing available under the revolving line of credit was $662,562 as of December 31, 2010.

On January 27, 2011, the Company and ZCS entered into the Credit Agreement with PNC. The Credit Agreement allows for revolving credit borrowings in a principal amount of up to $10.0 million and proceeds were used in part to refinance the Bank of America loan facility. Borrowings under the Credit Agreement bear interest at either (a) LIBOR plus the applicable margin, or (b) the Base Rate (as defined in the Credit Agreement) plus the applicable margin. The loan will be used to provide for the Company’s business purposes, including without limitation, to provide for the Company’s future working capital requirements. The Company and ZCS are jointly and severally liable for all of the obligations of each other under the Credit Agreement. The loan is secured by substantially all of the assets of the Company and ZCS. Subject to PNC’s right to accelerate the loan upon the occurrence of an event of default (subject to applicable cure periods), the Company must repay the loan on January 27, 2014. Events of default under the Credit Agreement include, but are not limited to, the following: (a)cross default in respect of certain significant contracts of the Company or ZCS or any of the Company’s or ZCS’ existing indebtedness that has been subordinated to the loan; (b) the insolvency of the Company or ZCS or the appointment of a receiver or trustee for any of the Company or ZCS; (c) unsatisfied judgments in excess of certain threshold amounts; (d) a change of control of the Company or ZCS in certain circumstances; and (e) default under any of the Company’s or ZCS’ covenants under the Credit Agreement. There are financial covenants in the Credit Agreement including a fixed charge coverage ratio covenant under which the Borrowers are required to maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 as of the end of each relevant period.

Renewable unsecured subordinated debt

In December 2004 the Company filed a public offering of up to $50 million of Renewable Unsecured Subordinated Notes which was declared effective in February 2005. Through December 31, 2010, the Company has issued $1,978,351 in renewable unsecured subordinated notes net of redemptions. The Company had no gains or losses on redemptions in fiscal 2010 and fiscal 2009. The table below presents the Company’s outstanding notes payable as of December 31, 2010:

	Original Term at issuance	Principal Amount	Total %	Weighted Average Interest Rate
Renewable unsecured	3 months	$45,804	2.32%	$7.71%
subordinated notes	6 months	26,500	1.34%	8.66%
	1 year	559,700	28.29%	12.56%
	2 years	560,901	28.35%	13.06%
	3 years	636,350	32.17%	13.88%
	4 years	43,500	2.20%	14.92%
	5 years	28,096	1.42%	12.22%
	10 years	77,500	3.92%	8.77%
Total		$1,978,351	100.00%	12.86%
Less current portion of notes payable:		(1,467,898)
Long-term portion		$510,453

Long-term debt, which includes the renewable unsecured subordinated debt and the Rockport loans (exclusive of debt discount):

Year ending
December 31,	Amount

2011	$1,467,898
2012	294,382
2013	118,571
2014	500,000
2015	7,229,483
$9,610,334

The Company made interest payments on the above mentioned unsecured notes during fiscal 2010 and fiscal 2009, in the amounts of $272,937 and $245,985, respectively.

Note 15 – Fair Value Disclosures

The Company measures fair value as required by the ASC Topic 820“Fair Value Measurements and Disclosures”  (“ASC Topic 820”).  ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s recurring fair value measurements at December 31, 2010 were as follows:

	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$149,577	$—	$—	$149,577

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of December 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases) during the year ended December 31, 2010

Balance as of December 1, 2010	$—
Initial measurement of conversion feature issued in the period	160,467

Decrease in fair value of derivative liability	10,890
Balance as of December 31, 2010	$149,577

Note 16.      Accrued Expenses

Accrued expenses are comprised of the following at December 31, 2010 and 2009:

	2010	2009

Employee compensation and commissions	$2,282,100	$1,776,909
Professional fees	254,455	157,207
Interest payable	536,693	460,314
Contractors fees	664,333	359,353
Other	15,057	82,604

Total accrued expenses	$3,752,638	$2,836,387

Note 17.      Employee Benefit Plans

The Company has a defined contribution savings plan that qualifies under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Plan”) and covers all employees of the respective subsidiaries meeting certain service and age requirements.  In general, participants may contribute amounts, in any given year, up to a limitation set by the Internal Revenue Service regulations except for participants under the Plan who are also limited to the lesser of 8% of their gross wages, in any given year, and a limitation set by the Internal Revenue Service Regulations. The Plan provides for voluntary matching contributions to be made by the Company, as defined.  The maximum matching contributions range from 50% of the first 4% to 10% of an employee’s annual wages.  The amount contributed to the Plan by the Company was $0 and $55,729 for fiscal 2010 and fiscal 2009, respectively.

Note 18.      Commitments and Contingencies

The Company leases certain of its offices under non-cancelable operating leases that expire on various dates through December 31, 2014.  Certain of these leases call for a monthly base rental plus a pro-rata share of building expenses and real estate taxes.

These future non-cancelable minimum lease payments under operating leases are as follows:

Year ending December 31,	Operating leases

2011	678,823
2012	637,289
2013	615,222
2014	399,673
$2,331,007

Total rent expense under all leases was $1,032,727 and $881,873 for fiscal 2010 and fiscal 2009, respectively.

The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

From time to time, the Company may become party to litigation or other legal proceedings that it considers to be part of the ordinary course of business. The Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.

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

For fiscal 2010, the Company had no single customer that accounted for more than 10% of revenues. For fiscal 2009, the Company had one customer that accounted for approximately 10% of revenues.

Note 20.    Income Taxes

At December 31, 2010, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $7.0 million and $5.1 million, respectively, which can be used to offset current and future federal and state taxable income in various years through 2030.

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

The income tax provision (benefit) for federal, and state and local income taxes in the consolidated statements of operation consists of the following:

	Year Ended	Year Ended
	December 31, 2010	Devember 31, 2009
Current:
Federal	$	$-
State and local	23,480	32,897
Total Current	23,480	32,857

Deferred:
Federal	$0	$(115,195)
State and local	0	(16,457)
Total Deferred	0	(131,652)

Total provision (benefit)	$23,480	$(98,795)

The significant components of the Company’s net deferred tax asset are summarized as follows:

	December 31, 2010	December 31, 2009

Stock-based compensation	$3,694,647	$3,722,737
Net operating loss carryforwards	2,827,934	2,088,016
Tax/book basis difference in assets	(211,722)	25,049
Reserves and other accruals	346,599	293,739
Total gross deferred tax assets	$6,657,458	$6,129,541
Valuation allowance	(6,691,656)	(6,185,239)
Net deferred tax liability	$(34,198)	$(55,698)
Less: current deferred tax liability	9,145	30,645
Long-term deferred tax liability	$(25,053)	$(25,053)

The following is a reconciliation of the income tax benefit computed at the statutory rate to the provision for income taxes:

	Year ended Decemeber 31,
	2010	2009
Income tax provision computed at the federal rate of 35%	$(573,842)	$(1,139,880)
State and local income taxes, net of federal benefit	15,262	4,900
Permanent differences	53,629	56,446
Federal AMT tax credit	31,662	31,662
Other	(9,648)	104,019
Change in federal valuation allowance	506,417	844,058
	$23,480	$(98,795)

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss carryforwards (“NOLs”) (following certain ownership changes, as defined by the Act) under IRC 382, which could significantly limit the Company’s ability to utilize these carryforwards. The Company has experienced various ownership changes, as defined by the Act, as a result of past financings and may experience changes in connection with future financings. Accordingly, the Company’s ability to utilize the aforementioned federal operating loss carryforwards will be limited. The Company is in the process of determining the impact of ownership changes that have occurred, as defined by the Act. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes.

The Company files income tax returns in the U.S. and various states and local jurisdictions.  With certain exceptions, the Company is not subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2005.  However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company had no unrecognized tax benefits at December 31, 2010 that would affect the annual effective tax rate.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Interest and penalties would be a component of income tax expense but no such liabilities have been recorded.

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

2.3	Agreement and Plan of Merger by and among Paragon Dynamics, Inc., Zanett, Inc., Zanett Inc. Merger Sub PDI, Inc. and the stockholders of Paragon Dynamics, Inc. dated as of January 31, 2003
2.4	Agreement and Plan of Merger by and among DeltaData, Inc., Zanett, Inc., Zanett Merger Sub DCG, Inc. and the majority stockholder of DeltaData, Inc. dated as of November 30, 2003
2.5	Asset Purchase Agreement between Brandywine Computer Group, Inc. and Computer Network Technology Corporation dated as of April 23, 2004
2.6	Stock Purchase Agreement by and among Whitbread Technology Partners, Inc., Zanett, Inc., and Joel D’Arcy dated as of March 1, 2005.
2.7(1)	Agreement and Plan of Merger of Whitbread Technology Partners, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.8(1)	Agreement and Plan of Merger of INRANGE Consulting Corporation and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.9(1)	Agreement and Plan of Merger of Back Bay Technologies, Inc. and Zanett Commercial Solutions, Inc. dated as of December 30, 2005.
2.11(2)	Stock Purchase Agreement by and among Data Road, Inc., Zanett, Inc., Zanett Commercial Solutions, Inc. and Jeffrey Francis and John Vaughan, dated as of May 1, 2006.
2.12(3)	Agreement and Plan of Merger among DBA Group, LLC, Zanett DBA Group, Inc., Zanett, Inc., Jose David Rincon, Billy Hyden and David Wolf dated as of March 6, 2007.
2.14(4)	Asset Purchase Agreement by and among Zanett Commercial Solutions, Inc., PS GoLive LLC and Michael Johnson dated as of November 25, 2008.
2.15(5)	Stock Purchase Agreement by and among Zanett, Inc., Delta Communications Group, Inc. and Howard Norton dated as of February 28, 2006.
2.16(6)	Stock Purchase Agreement dated as of March 12, 2008, by and among KOR Electronics, Paragon Dynamics, Inc. and Zanett, Inc.
3.1(7)	Amended and Restated Certificate of Incorporation of Zanett, Inc.
3.2(15)	By-laws of Zanett, Inc.
4.1(8)	Indenture between Zanett, Inc. and U.S. Bank National Association, dated February 1, 2005
4.2(8)	Form of Note
4.3(8)	Form of Note Confirmation
4.4(8)	Form of Subscription Agreement
10.1(15)	Zanett Inc. Amended and Restated Incentive Stock Plan*
10.4(9)	Promissory Note in the amount of $4,575,000 issued by Zanett Commercial Solutions, Inc. to Bruno Guazzoni, dated March 15, 2009.

Exhibit Number	Item

10.5(9)	Promissory Note in the amount of $750,000 issued by Zanett Commercial Solutions, Inc. to Bruno Guazzoni, dated March 15, 2009.
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

10.12 (16)	7.95% Convertible Note due March 31, 2015
10.13 (16)	Term Debt-Convertible Debt Exchange Agreement between Zanett, Inc. and Rockport Investments Ltd. dated as of March 31, 2010
10.14 (16)	Voting Agreement among Zanett, Inc., Claudio M. Guazzoni and Rockport Investments Ltd. dated as of March 31, 2010
10.15 (16)	Transaction Approval Agreement among Zanett, Inc., Claudio M. Guazzoni, Bruno Guazzoni, Dennis Harkins and Charles Deskins
10.16 (17)	Subordinated Promissory Note dated May 25, 2010 issued by the Company to Rockport Investments, Inc.
10.16 (18)	Forbearance Agreement June 21, 2010, among Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, Zanett, Inc., and Zanett Commercial Solutions, Inc.
10.17 (19)
First Amended Forbearance Agreement, effective as of July 21,
2010, among Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, Zanett, Inc., and Zanett Commercial Solutions, Inc.

10.18 (20)	First Amendment to Subordinated Promissory Note dated as of August 25, 2010, by and between Rockport Investments Ltd. and Zanett, Inc.
10.19 (21)
Second Amended Forbearance Agreement, effective as of September 28, 2010, among Bank of America, N.A., as successor-by-merger to LaSalle Bank National Association, Zanett, Inc., and Zanett Commercial Solutions, Inc.

10.20 (22)	Commitment Letter dated November 16, 2010 between Zanett, Inc. and PNC Bank, National Association.
10.21 (23)	Amendment dated December 29, 2010 between Zanett, Inc. and PNC Bank, National Association.

Exhibit Number	Item

10.22 (24)	Revolving Credit and Security Agreement, dated January 27, 2011, by and among Zanett, Inc., Zanett Commercial Solutions, Inc., the lenders party thereto, and PNC Bank, National Association
21.1	List of Subsidiaries
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Post-Effective Amendment No. 1 on Form SB-2 to our Registration Statement on Form S-2 filed February 10, 2006.

(2)	Incorporated by reference to our Current Report of Form 8-K filed April 24, 2006.

(3)	Incorporated by reference to our Post-Effective Amendment No. 2 on Form S-1 filed July 17, 2007.

(4)	Incorporated by reference to our Current Report on Form 8-K filed December 2, 2008.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K filed March 24, 2008.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(8)	Incorporated by reference to our registration statement on Form S-2/A field February 1, 2005.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on December 28, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on May 24, 2007.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Incorporated by reference to our Current Report on Form 8-K filed January 30, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K filed December 24, 2009.

(15)	Incorporated by reference to our Annual Report on Form 10-K filed March 31, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K/A filed April 7, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K filed June 1, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K filed June 24, 2010.

(19)	Incorporated by reference to our Current Report on Form 8-K filed July 28, 2010.

(20)	Incorporated by reference to our Current Report on Form 8-K filed August 27, 2010.

(21)	Incorporated by reference to our Current Report on Form 8-K filed October 7, 2010.

(22)	Incorporated by reference to our Current Report on Form 8-K filed November 22, 2010.

(23)	Incorporated by reference to our Current Report on Form 8-K filed January 6, 2011.

(24)	Incorporated by reference to our Current Report on Form 8-K filed February 2, 2011.