Form 10-K/A
period 2010-12-31
ZANETT INC
filed 2011-05-03
CIK 1133872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

There were 9,265,224 shares of common stock outstanding as of April 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Zanett, Inc. (referred to herein, along with our consolidated subsidiaries where applicable, as, "Zanett," the “Company,” “we,” “us,” and “our”) are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10−K for the fiscal year ended December 31, 2010 (the “2010 Form 10−K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”).  We are amending the 2010 Form 10−K to include the information required by Items 10 through 14 of Part III of Form 10−K.  We had originally intended to incorporate this information by reference from our definitive proxy statement, which we had anticipated filing by April 29, 2011 (April 30, 2011 being a Saturday), in accordance with General Instruction G(3) to Form 10−K.  Since we do not expect to file our definitive proxy statement by April 29, 2011, we are hereby filing this Amendment to include the required information.

Part III of the 2010 Form 10−K is hereby amended and restated in its entirety with Part III set forth below.  In addition, we are filing new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof.  This Amendment does not change our previously reported financial statements or the other financial disclosures contained in the Original Filing.  Except for the addition of the Part III information and the filing of the certifications, no other changes have been made to the 2010 Form 10−K.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2010 Form 10−K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the 2010 Form 10−K.

ZANETT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PART III

Item 10.	Directors and Corporate Governance

Listed below is biographical information for our directors.

Leonard G. Goldstein, 61 – Served as director since April 2005.

Mr. Goldstein brings over 25 years of diversified technology and financial experience to the investment community.  From 2004 to 2009, he was the Chief Information Officer (“CIO”)responsible for all technology decisions at Atticus Capital LP, a large long/short equity driven hedge fund based in New York City. From 2001 to 2003, he was the CIO of Pequot Capital Management, a premier hedge fund and venture capital group based in Westport, Connecticut and New York City, New York.  He was responsible for overall technology strategy, evaluation, implementation and operations.

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

Claudio M. Guazzoni, 48 - Served as director since October 2000.

Mr. Guazzoni is Chairman and Chief Executive Officer of Zanett, which he co-founded in 2000. He served as Zanett’s President from 2000 to 2006, and was appointed Chief Executive Officer in 2006.  Prior to co-founding Zanett, he co-founded The Zanett Securities Corporation in 1993, a merchant bank which was involved with numerous startup and early stage investments in technology and life sciences companies. At The Zanett Securities Corporation, Mr. Guazzoni was instrumental in the success and initial public offering of several start-up technology companies. In considering Mr. Guazzoni as a director and Chairman, the Board of Directors considered the financial and deal structuring experience Mr. Guazzoni gained from his previous work as an investment banker and recent past experience as a fund manager as well as the specific knowledge of the Company and the industry he has developed as a co-founder and executive officer over the past decade.

L. Scott Perry, 63 - Served as director since March 2001.

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

Mr. Perry is an expert on the evolving structure of the service provider industry from communication services to managed services to software as services business models.  Before working for GPXS, Mr. Perry co-founded Cobblers Hill Group, a consultancy firm providing strategy, business development and operational process leadership, analysis and recommendations to early stage companies and larger companies. He has also worked as AT&T Vice President and corporate officer, with leadership roles in strategy and business development, new services marketing and sales and for 15 years at IBM as a senior executive with assignments in general management, marketing, and sales management.

Mr. Perry holds a bachelor’s degree in Civil Engineering from Cornell University and a Masters in Management from Stanford University. He was a Sloan Fellow at the Stanford University Graduate School of Business.  The Board of Directors considered Mr. Perry’s experience in various technology fields, his knowledge of the Company based on service as a director for ten years, and his experience advising small and early stage companies in nominating him as a director of the Company.

Charles T. Johnstone, 59 – Served as director since May 2008.

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

INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

All members of the Board of Directors with the exception of Mr. Guazzoni are independent as defined by the Nasdaq listing standards. Mr. Guazzoni is the Company’s Chief Executive Officer and Chairman of the Board of Directors.  We believe combining the roles of Chief Executive Officer and Chairman in Mr. Guazzoni provides an effective bridge between management and the Board of Directors, which facilitates the efficient execution by management of the strategic goals developed by the Board of Directors and the exchange of information between the Board of Directors and the Company’s employees.  Because every Director except Mr. Guazzoni is independent, the Audit Committee is composed solely of independent directors.  Although the Board has not established separate compensation and nominating committees, compensation and nomination decisions are made by the independent directors (as defined by the Nasdaq listing standards), and the Board does not believe it is necessary to establish the position of lead independent director.  If the positions of Chairman and Chief Executive Officer were separated, we believe the Company’s leadership structure could be less efficient and effective without providing any additional benefit that is not already provided by the existing corporate governance structure.

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

AUDIT COMMITTEE

In March 2001, the Board of Directors established an Audit Committee, which is composed of three non-employee independent directors.  The Audit Committee, which has adopted a formal charter that can be found on the Company’s website at www.zanett.com, under the heading “Investors,” assists the Board of Directors in fulfilling its oversight responsibilities relating to the quality and integrity of the Company's accounting, auditing, and reporting practices. The members of the Audit Committee for 2010 were Messrs. Johnstone, Goldstein, and Perry.  The Audit Committee conducted a meeting on April 4, 2011 to review and discuss the 2010 consolidated financial statements with management and the Company's independent auditors and to review and approve the Company's Annual Report on Form 10-K prior to the Company filing it with the SEC.  The Audit Committee also met quarterly with management and its independent auditors during the last three quarters of 2010 to review the Company's quarterly reports on Form 10-Q prior to their filing with the SEC.  During 2011, the Audit Committee will continue to meet at least quarterly to review the Company's financial statements and SEC reports.

All members of the Audit Committee are independent committee members as defined by the Nasdaq listing standards and pursuant to SEC regulations. For 2010, the Board of Directors determined that Mr. Goldstein is a "financial expert," as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

COMPENSATION COMMITTEE

The Board of Directors has not established a separate committee to perform the functions traditionally associated with a compensation committee and does not have a compensation committee charter.  We believe that the complete input of the Board of Directors is appropriate in setting executive compensation, and the independent members of the Board of Directors (as defined by the Nasdaq listing standards) set the compensation of our executive officers.  Mr. Guazzoni is not present when the Board of Directors makes decisions regarding his compensation.  The Board of Directors has reviewed our compensation polices and practices for executive officers as well as employees and we do not believe our policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

MEETINGS OF THE BOARD OF DIRECTORS

During 2010, the Board of Directors held four meetings. During 2010, each director attended at least 75% of the meetings of the Board of Directors and, if applicable, the meetings of the Audit Committee.

DIRECTOR NOMINATIONS

The Board of Directors has not established a separate committee to perform the functions traditionally associated with a nominating committee and does not have any nominating committee charter. We believe that the complete input of the Board of Directors is appropriate in selecting potential nominees to the Board of Directors, and therefore have not established a separate nominating committee. Such functions are currently performed by the independent members of the Board of Directors (as defined by the Nasdaq listing standards), acting as a whole. While we have not established a formal policy relating to diversity, the Board of Directors seeks to create a Board of Directors that is strong in its collective diversity of skills and experience with respect to finance, leadership, business operations and industry knowledge. The Board of Directors considers on an annual basis the current composition of the Board of Directors in light of characteristics of independence, age, skills, experience and availability of service to the Company of its members and of anticipated needs. When the Board of Directors reviews a potential new candidate, the Board of Directors looks specifically at the candidate’s qualifications in light of the needs of the Board of Directors at a given point in time. In nominating director candidates, the Board of Directors strives to endorse directors that exhibit high standards of ethics, integrity, commitment and accountability. In addition, all nominations attempt to ensure that the Board of Directors shall encompass a range of talent, skills and expertise sufficient to promote sound guidance with respect to our operations and activities.

Any shareholder who intends to present a proposal for consideration at Zanett's next annual meeting of shareholders intended to occur on or about May 18, 2012 must submit such shareholder's proposal in writing to Zanett at its executive offices on or before March 16, 2012 in order to have Zanett consider the inclusion of such proposal in Zanett's Proxy Statement and form of proxy relating to such annual meeting. Reference is made to Rule 14a-8 under the Exchange Act for information concerning the content and form of such proposal and the manner in which such proposal must be made. A notice of a shareholder proposal submitted outside the processes of Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is considered untimely after March 19, 2012 and Zanett's proxy for its 2012 annual meeting of shareholders may confer discretionary authority to vote on such matter without any discussion of such matter in the proxy statement for such meeting. Nominations for election to the Board of Directors at Zanett's next annual meeting may be made only in writing by a shareholder entitled to vote at such annual meeting and must be addressed to the Secretary, Zanett, Inc., 635 Madison Avenue, 15th Floor, New York, NY 10022. Our Secretary will forward such information to the Board of Directors. Nominations must be received by the Secretary on or before December 31, 2011 and must be accompanied by the written consent of the nominee. Nominations should also be accompanied by a description of the nominee's business or professional background and otherwise contain the information required by Schedule 14A of the Exchange Act.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, executive officers, and employees. A current copy of the Code of Ethics is posted on our website, www.zanett.com, under the heading “Investors.” Any future amendments to or waivers from the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and relate to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K of the SEC, will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the timely filing of reports of ownership and changes in ownership with the SEC by Zanett’s directors, certain of its officers and persons who own more than ten percent (10%) of Zanett’s common stock.  We believe that, during the fiscal year ended December 31, 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the following exceptions: A timely Form 4 report was not filed for L. Scott Perry by April 8, 2010 to report the beneficial ownership of our common stock resulting from the exercise of common stock options; a timely Form 3 report was not filed for Rockport Investments Ltd. by May 22, 2010 to initially report the beneficial ownership of shares of our common stock; and a timely Form 4 report was not filed for Claudio Guazzoni by May 22, 2010 to report the beneficial ownership of shares of our common stock pursuant to a proxy for the shares of our common stock beneficially owned by Rockport Investments Ltd. In making these statements, we have relied solely upon examination of the copies of Forms 3, Forms 4, and amendments to these forms provided to us by our directors, executive officers and 10% stockholders in the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

During the fiscal years ended December 31, 2010 and December 31, 2009, the Company’s executive officers received compensation for services provided to the Company, as detailed in the table below.

Summary Compensation Table

Name and Principal Position (a) (1)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Total ($) (j)
Claudio Guazzoni Chief Executive Officer and Chairman	2010	250,000	185,000	–	435,000
	2009	260,530	195,000	102,667	558,197
Dennis Harkins President and Chief Financial Officer	2010	200,000	165,000	–	365,000
	2009	200,000	175,000	64,167	439,167
Chuck Deskins President ZCS	2010	200,000	153,897	–	353,897
	2009	172,000	162,274	44,917	379,191
(1) None of our named executive officers received any compensation in the form of option awards, nonequity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation not disclosed in the Summary Compensation Table in 2009 or 2010. Accordingly, the corresponding columns have been omitted.

Employment Agreements

The Company has an employment arrangement with the Chief Executive Officer of the Company, Mr. Guazzoni, providing for successive one-year terms until cancelled by either the Company or Mr. Guazzoni.  Compensation will be determined by the Board of Directors on an annual basis and may consist of a combination of cash compensation and grants of incentive stock options and/or restricted stock awards. For the years ended December 31, 2003, 2004 and 2005, the Company agreed to a base annual compensation of $110,000.  For the years ended December 31, 2007 and 2006, Mr. Guazzoni took a salary of $10,530.  For the years ended December 31, 2008 and 2009, Mr. Guazzoni took a salary of $260,562 and $260,530, respectively, and for the year ended December 31, 2010, Mr. Guazzoni was paid a salary of $250,000.

The Company does not have employment agreements with any of its other executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name (a) (1)	Number of Securities Underlying Unexercised Options (#) exercisable (b)	Number of Securities Underlying Unexercised Options (#) unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Claudio Guazzoni Chief Executive Officer and Chairman	–	62,500(3)	5.00	10/17/2011
	–	25,000(2)(3)	5.36	11/6/2011
Dennis Harkins President and Chief Financial Officer	–	62,500(3)	5.00	10/17/2011
Chuck Deskins President ZCS	–	25,000(3)	5.00	10/17/2011

(1) None of our named executive officers received any compensation in the form of equity incentive plan awards or stock awards in 2010. Accordingly, the corresponding columns have been omitted.
(2) These options were granted to Mr. Guazzoni for his service as chairman of our Board of Directors.
(3) These options vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue in a fiscal year.

Stock Options and Stock Awards Granted During Fiscal Year Ended December 31, 2010

There were no options or stock awards granted in 2010.

Director Compensation

Zanett did not pay its directors any compensation, in cash or equity awards or otherwise, in 2010 and therefore the Director Compensation table has not been included herein.

Zanett does not pay cash fees or retainers to any of our directors. The Board of Directors has established a practice of granting each new non-employee director options under the Zanett, Inc. Incentive Stock Plan to purchase up to 25,000 shares of the Company's common stock with an exercise price equal to market price at the time of the grant; however, it did not grant options to Mr. Johnstone upon his election as a director in 2008.  The options granted according to this practice are exercisable immediately but the underlying shares are initially unvested. The vesting for the shares underlying these initial option grants is as follows: Mr. Goldstein’s shares vested one third each on April 21, 2006, April 21, 2007 and April 21, 2008.  Mr. Perry’s shares vested one-third each on August 1, 2002, August 1, 2003 and August 1, 2004.  Any shares obtained through the exercise of these options are subject to a repurchase feature.

Zanett also may grant, from time to time, additional options to its Board of Directors as compensation for their services, as determined by the entire Board of Directors. On November 6, 2006 all directors were issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue in a fiscal year. Under FASB ASC TOPIC 718 the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. As the occurrence of this event becomes probable an expense will be recorded.

On November 11, 2008, Zanett granted an aggregate of 220,000 restricted shares of common stock to the members of the Board of Directors as follows: Mr. Guazzoni (160,000 shares), Mr. Goldstein (130,000 shares) and Mr. Johnstone (30,000), and options to purchase an aggregate of 120,000 shares of common stock to Mr. Church, a former director (75,000 shares) and Mr. Perry (45,000 shares).  The restricted stock vested on November 11, 2009.  The options have an exercise price of $0.70 per share, and the shares and options also vested and become immediately exercisable on November 11, 2009.

Mr. Church and Mr. Perry exercised 75,000 and 25,000 options, respectively, in April 2010 on a cashless basis.  As of April 29, 2011, no other directors have exercised any of their stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of April 29, 2011, the common stock owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and Executive Officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of such common stock. Each of the shareholders listed has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person has beneficial ownership of shares if the individual has the power to vote and/or dispose of shares. This power can be sole or shared, and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that could be issued upon the exercise of outstanding options, warrants, and convertible notes held by that person that are currently exercisable or exercisable within 60 days of the date hereof are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite such stockholder’s name.

Beneficial Ownership of Common Stock
Name, Addresses and Title of Beneficial Owner (1)	Number of Beneficially Owned Shares (2)	Percentage of Class (2)
Directors and Officers
Claudio M. Guazzoni Chief Executive Officer and Director	2,134,205(3)	23.0%
Leonard G. Goldstein Director	25,000(4)	*
L. Scott Perry Director	44,648(5)	*
Charles Johnstone Director	30,000(6)	*
Dennis Harkins President/Chief Financial Officer of Zanett	100,000(7)	1.1%
Chuck Deskins President, Zanett Commercial Services, Inc.	65,000(8)	*
All Directors and Officers as a group (6 people)	2,398,553	25.9%
5% Stockholders
David Rincon	1,020,111(9)	11.0%
Bruno Guazzoni	2,430,711	26.2%
Rockport Investments Ltd.	4,435,313 (10)	32.4%

* Less than 1%

(1)   Except as noted in the table above, the address for all persons listed is c/o Zanett, Inc., 635 Madison Avenue, New York, NY 10022.

(2)   The percentage of class based upon 9,265,224 shares of common stock issued and outstanding (or deemed to be issued and outstanding) as of April 29, 2011, calculated in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person, and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)   On November 11, 2008 Mr. Guazzoni was issued 160,000 restricted shares of the Company’s common stock. These shares vested on November 11, 2009, and are included in the table. On November 6, 2006 Mr. Guazzoni was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  The foregoing stock options and shares of restricted stock are included in the table above. On November 6, 2006 Mr. Guazzoni was issued options to purchase 62,500 shares of the Company’s stock with an exercise price of $5.00 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue in a fiscal year. The foregoing options are not included in the table above.

(4)   On April 21, 2005, Mr. Goldstein was issued options to purchase 25,000 shares of the Company’s common stock with an exercise price of $13.20 per share.  These options, included in the table above, were exercisable immediately but the underlying shares became fully vested over the next three anniversaries of the grant date.  On November 6, 2006 Mr. Goldstein was issued options to purchase 100,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue. The foregoing options are not included in the table above.

(5)   On November 11, 2008 Mr. Perry was issued options to purchase 45,000 shares of the Company’s stock with an exercise price of $0.70 per share.  These options vested on November 11, 2009 and Mr. Perry exercised 25,000 of these shares on April 6, 2010 in a cashless exercise for 19,648 shares of Common Stock.  On November 6, 2006 Mr. Perry was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.36 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue in a fiscal year and are not included in the table above.  On November 17, 2001, Mr. Perry was issued options to purchase 25,000 shares of the Company’s common stock with an exercise price of $8.00 per share.  These options, included in the table above, were exercisable immediately but the underlying shares became fully vested over time.

(6)   On November 11, 2008 Mr. Johnstone was issued 30,000 restricted shares of the Company’s Common Stock.  These shares vested on November 11, 2009.

(7)   On November 11, 2008 Mr. Harkins was issued 100,000 restricted shares of the Company’s stock. These shares vested on November 11, 2009, and are included in the table.  On November 6, 2006 Mr. Harkins was issued options to purchase 62,500 shares of the Company’s stock with an exercise price of $5.00 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue in a fiscal year.  The foregoing options are not included in this table.

(8)   This number represents 65,000 restricted shares of the Company’s stock issued to Mr. Deskins that vested on November 11, 2009.  On November 6, 2006 Mr. Deskins was issued options to purchase 25,000 shares of the Company’s stock with an exercise price of $5.00 per share.  These shares and options will vest and become immediately exercisable upon the Company reaching $250,000,000 in revenue in a fiscal year.  The foregoing options are not included in this table.

(9)   Mr. Rincon’s address is 4080 McGinnis Ferry Road, Building 200, Suite 120, Alpharetta, GA 30005.

(10)  The Company issued a convertible note in the principal amount of $7,131,983 to Rockport Investments Ltd. (“Rockport”), which is convertible into shares of the Company’s common stock. On September 17, 2010, Rockport elected to reset the conversion price to $1.608 per share.  Assuming immediate conversion at the current conversion price ($1.608) with no interest accrued and no cash repayment, the convertible note could be converted into 4,435,313  shares of common stock.  Under the convertible note, Rockport has the option, at its discretion and within 60 days of April 29, 2011, to convert all or a part of the convertible note into shares of the Company’s common stock at any time prior to the earlier of the date the Company prepays the convertible note or the maturity date of the convertible note. Upon conversion of the convertible note at the current conversion rate, Rockport would hold approximately 32.4% of the outstanding common stock of the Company.  Mr. Claudio Guazzoni has a proxy to vote all of the shares convertible under the Rockport convertible note.

Item 13.	Certain Relationships, Related Transactions and Director Independence

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees for professional services rendered by EisnerAmper LLP in connection with their audit of Zanett's annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q for the quarter ended September 30, 2010 and reviews of other filings or registration statements under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended, were $170,000.

The aggregate fees for professional services rendered by Amper, Politziner & Mattia, LLP (“Amper”) in connection with its reviews of the consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and June 30, 2010 were $60,000.  The aggregate fees for professional services rendered by Amper in connection with its audit of Zanett's annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and reviews of other filings or registration statements under the Securities Act of 1933 and Securities Exchange Act of 1934, as amended, were $207,000.

All Other Fees

There were no fees billed (including audit-related fees or tax fees) by EisnerAmper LLP or Amper for the years ended December 31, 2010 and 2009 for professional services rendered other than those described above under “Audit Fees.”

Pre-Approval of Services

The Audit Committee historically has separately pre-approved the audit, audit-related, tax and other services to be provided to the Company by the Company’s independent auditor.

Changes in Auditor

As disclosed in our Current Report on Form 8-K filed with the SEC on August 18, 2011  and our amended Current Report on Form 8-K/A filed with the SEC on August 31, 2010 (the “Form 8-K/A Date”),  the Company was notified that Amper, an independent registered public accounting firm, combined its practice with that of Eisner LLP (“Eisner”) and the combined practice operates under the name EisnerAmper LLP.  The Audit Committee engaged EisnerAmper LLP to serve as the Company's new independent registered public accounting firm.

During the fiscal years ended December 31, 2009 and December 31, 2008(the "Fiscal Years"), the Company's last two fiscal years preceding the combination of Eisner and Amper into EisnerAmper LLP, and through the Form 8-K/A Date, neither the Company nor anyone on its behalf consulted Eisner regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Eisner concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a "disagreement"(as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such item) or "reportable events" (as described in Item 304(a)(1)(v) of Regulation S-K).

The audit report of Amper on the consolidated financial statements of the Company as of and for the Fiscal Years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  The report of Amper on the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2009, however, contained an explanatory paragraph disclosing that there was substantial doubt as to the Company's ability to continue as a going concern.

During the Fiscal Years and through the Form 8-K/A Date, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in its report on the
Company's financial statements for such Fiscal Years or for any reporting period since the Company's last fiscal year end and (ii) no "disagreements” or "reportable events" (as described in Item 304(a)(1)(iv) and (v) of Regulation S-K and the related instructions, respectively).

The Company provided Amper with a copy of the disclosures in the Form 8-K filed with the SEC on August 18, 2011 and the amended Current Report on Form 8-K/A filed with the SEC on August 31, 2010 and requested that Amper furnish the Company with letters addressed to the SEC stating whether or not Amper agreed with the Company's statements in the Form 8-K filed with the SEC on August 18, 2011  and the amended Current Report on Form 8-K/A filed with the SEC on August 31, 2010.  A copy of the letters furnished by Amper in response to those requests, stating its agreement, were filed as exhibits to the Form 8-K filed with the SEC on August 18, 2011  and the amended Current Report on Form 8-K/A filed with the SEC on August 31, 2010, and are filed as Exhibits 16.1 and 16.2 to this Amendment.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

16.1	Letter dated August 18, 2010 from Amper, Politziner and Mattia LLP
16.2	Letter dated August 31, 2010 from Amper, Politziner and Mattia LLP
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.

BY: /s/ Claudio M. Guazzoni
Claudio M. Guazzoni
Chief Executive Officer
(Principal Executive Officer)
Date: May 2, 2011

Exhibit Number	Item

16.1	Letter dated August 18, 2010 from Amper, Politziner and Mattia LLP
16.2	Letter dated August 31, 2010 from Amper, Politziner and Mattia LLP
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.