Form 10-K/A
period 2010-12-31
ZANETT INC
filed 2011-06-08
CIK 1133872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Common Stock, par value $0.004

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

There were 9,265,224 shares of common stock outstanding as of June 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note

Zanett, Inc. (referred to herein, along with our consolidated subsidiaries where applicable, as, “Zanett,” the “Company,” “we,” “us,” and “our”) are filing this Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10−K for the fiscal year ended December 31, 2010 (the “2010 Form 10−K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”) and amended by Amendment No. 1, which was originally filed with the SEC on May 3, 2011.  This Amendment is being filed solely to add, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and in response to a comment from the Staff of the SEC, revised certifications by our principal executive officer and principal financial officer under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, respectively, as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2 to this Amendment No. 2 on Form 10K/A.

Because no other exhibits are being filed with this Amendment, the exhibit index included herewith lists only those exhibits and not the exhibits that were incorporated by reference into or attached to the 2010 Form 10-K.

This Amendment does not change our previously reported financial statements or the other financial disclosures contained in the Original Filing.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the 2010 Form 10−K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the 2010 Form 10−K.

ZANETT, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

TABLE OF CONTENTS

PART III
Page

Item 15.	Exhibits, Financial Statement Schedules	3

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANETT, INC.

BY: /s/ Claudio M. Guazzoni
Claudio M. Guazzoni
Chief Executive Officer
(Principal Executive Officer)
Date: June 8, 2011

Exhibit Number	Item

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification by the Chief Executive Officer pursuant to Section 1350.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350.