Form 10-Q
period 2011-03-31
ZANETT INC
filed 2011-06-08
CIK 1133872

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	Outstanding at June 7, 2011
Common stock $.004 Par Value	9,265,224

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Zanett, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(Restated – Note 2)
Assets
Current assets:
Cash and cash equivalents	$157,805	$59,472
Accounts receivable net of allowance for doubtful accounts of $308,297 and $308,297, respectively	7,015,126	7,693,563
Unbilled revenue	1,062,230	525,144
Prepaid expenses	435,631	419,457
Customer deposits	35,000	35,000
Other current assets	528,372	469,502
Total current assets	9,234,164	9,202,138
Property and equipment, net	1,181,363	1,141,424
Goodwill	17,839,562	17,839,562
Other intangibles, net	292,470	354,545
Other assets	426,829	92,946
Total assets	$28,974,388	$28,630,615
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,355,840	$1,529,890
Accrued expenses	2,714,309	3,752,638
Short-term debt	4,490,865	4,116,487
Short-term renewable unsecured subordinated debt	1,298,321	1,467,898
Other current liabilities	1,596,638	2,266,604
Income taxes payable	42,239	27,337
Deferred revenue	1,014,688	1,777,435
Deferred income taxes	9,145	9,145
Capital lease obligations	35,528	35,988
Total current liabilities	14,557,573	14,983,422
Convertible subordinated note, net of Of unamortized discount of $128,374 and $136,398	7,003,609	6,995,585
Long term renewable unsecured subordinated debt	611,742	510,453
Long term debt- other	1,800,296	500,000
Derivative Liability	151,744	149,577
Capital lease obligation	3,453	11,991
Deferred rent expense	74,721	80,562
Deferred income taxes	25,053	25,053
Total liabilities	24,228,191	23,256,643
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.004 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.004 par value; 200,000,000 shares authorized; 9,265,224 and 9,265,224 shares issued and outstanding, respectively	37,060	37,060
Additional paid-in capital	33,060,328	33,060,328
Treasury stock, at cost; 14,915 shares	(179,015)	(179,015)
Accumulated deficit	(28,172,176)	(27,544,401)
Total stockholders' equity	4,746,197	5,373,972
Total liabilities and stockholders' equity	$28,974,388	$28,630,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZANETT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2011	2010
		(Restated – Note 2)
Revenue	$12,360,489	$10,699,921
Operating expenses:
Cost of revenue	9,253,916	7,867,260
Selling and marketing	1,385,452	1,365,643
General and administrative	1,823,378	1,485,317
Total operating expenses	12,462,746	10,718,220
Operating loss	(102,257)	(18,299)
Interest and other expense:
Increase in fair value of derivative liability	(2,167)	-
Interest expense	(523,351)	(348,693)
Total interest and other expense	(525,518)	(348,693)
Loss from continuing operations before income taxes	(627,775)	(366,992)

Income tax provision	-	25,000
Loss from continuing operations after taxes	$(627,775)	$391,992

Net loss	$(627,775)	$391,992
Basic and diluted loss per share:

Net loss per common share to common stockholders – basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding - basic and diluted	9,265,224	8,738,883

The accompanying notes are an integral part of these condensed financial statements.

Zanett, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
		(Restated – Note 2)
Cash flows from operating activities:
Net loss	$(627,775)	$391,992
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,101	213,001
Provision (reduction) for doubtful accounts	-	(58,050)
Increase in fair value of derivative	2,167	-
Changes in:
Accounts receivable	678,437	114,572
Unbilled revenue	(537,086)	(353,346)
Prepaid expenses and other current assets	(60,855)	(62,127)
Other assets	(333,884)	16,616
Accrued expenses	(528,032)	90,217
Accounts payable	1,825,947	846,507
Other current liabilities	3,034	11,000
Deferred revenue	(762,747)	453,446
Deferred rent expense	(5,841)	8,601
Income tax payable	14,902	34,897
Net cash (used in)/ provided by operating activities	(100,632)	923,342
Cash flows from investing activities:
Cash paid for contingent consideration related to acquisitions	(115,000)	(47,500)
Additions to property and equipment	(200,940)	(107,423)
Net cash used in investing activities	(315,940)	(154,923)
Cash flows from financing activities:
Payments for debt issuance costs	(347,188)	(13,480)
Proceeds from long term borrowings	374,378	-
Proceeds from long term borrowings	565,000	-
(Repayments)/borrowings of short term debt	-	(799,109)
Repayments for redemptions of unsecured notes	(68,288)	(55,948)
Capital lease payments	(8,997)	(8,997)
Net cash provided by / (used in) financing activities	514,905	(877,534)
Net decrease in cash and cash equivalents	98,333	(109,115)
Cash and cash equivalents, beginning of period	59,472	180,598
Cash and cash equivalents, end of period	$157,805	$71,483
Supplemental cash flow information:
Income taxes paid	$2,589	$8,004
Interest paid	$428,012	$129,025
(including interest and penalties applicable to tax lien, see note 5)

Exchange of related party debt for convertible Subordinated debt	$-	$7,131,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zanett, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation and Summary of Significant Accounting policies

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Zanett, Inc. (“Zanett” or the "Company") at the dates and for the periods indicated.  Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010 which are contained in the Company's Annual Report on Form 10-K, as amended.  The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

As of March 31, 2011, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010.

Organization and Business

Zanett is an information technology ("IT") company that provides customized IT solutions to Fortune 500 corporations and mid-market companies.   The Company's overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.
The Company provides full lifecycle, end-to-end business solutions. These include services to initiate, develop and implement e-business systems, application development, project management, business analysis, architecture design, package customization, testing and quality assurance and implementation management, implementation of enterprise resource planning, supply chain management, and customer relationship management systems, and voice and data communications network integration solutions that include the provision of hardware, peripheral equipment and telecommunications lines for voice and data communications networks as well as related security and design services.

Liquidity and Going Concern

During the quarter ended March 31, 2011, the Company incurred a loss from continuing operations after taxes of $627,775 and net cash used in operations of approximately $100,000. As of March 31,2011, the Company had an excess of current liabilities compared to current assets of $5,303,116.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management will continue to monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. However, if there are any unforeseen downturns in its business, the Company may require additional capital or other sources of financing in order to meet its commitments. If necessary the Company will explore other sources of capital to fund future acquisitions and provide additional working capital. The Company also continues to explore other opportunities that may be available to maximize the Company’s value for its stockholders, including strategic transactions.

On January 27, 2011, the Company and Zanett Commercial Solutions, Inc., the Company’s wholly-owned subsidiary (“ZCS”) entered into a new Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”; the Revolving Credit and Security Agreement referred to herein as the “Credit Agreement”). The Credit Agreement allows for revolving credit borrowings in a principal amount of up to $10.0 million and was used to repay the Company’s prior credit facility with Bank of America. Subject to the right to accelerate the Credit Agreement upon the occurrence of an event of default (subject to applicable cure periods), the Company must repay the Credit Agreement on January 27, 2014. Borrowings available under the Credit Agreement, along with the Company’s cash flow, may not be sufficient to fund the Company’s operations and the Company may need to seek additional financing. There can be no assurance that such financing will be available or will be available at terms acceptable to the Company.

In January 2011, the Company borrowed approximately $565,000 from Rockport Investments Ltd. (“Rockport”) to pay taxes, interest, and penalties to the Internal Revenue Service (“IRS”) in order to settle the IRS tax lien discussed further in Note 5.  On May 20, 2011, the Company issued Rockport an unsecured promissory note payable to Rockport in the principal amount of approximately $1,212,128 which includes the approximately $565,000 loan from Rockport used to settle the IRS tax lien, approximately $566,993 in accrued capitalized interest under the Rockport convertible debt issued on March 31, 2010, as discussed in Note 7, and approximately $80,135 in penalties for non-payment of interest due under the Rockport convertible debt.  Interest on this note accrues daily at the rate of 1.5% per month and the note matures on February 1, 2014.

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

Fair Value Measurements

The Company's short-term financial instruments consist of cash, customer deposits, cash equivalents, accounts receivable, income tax receivable, accounts payable, accrued expenses and short-term debt. The carrying amounts of all short-term financial instruments at March 31, 2011 and December 31, 2010 approximate their fair values due to their short maturities. The Company places its cash and cash equivalents primarily in commercial checking accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's long-term debt approximates its current fair value.

Stock Based Compensation

The Company’s Stock Option Plan is designed to provide incentives that will attract and retain individuals key to the success of the Company through direct or indirect ownership of the Company’s common stock. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, stock awards, performance awards and bonus stock purchase awards. The terms and conditions of each award are determined by the Company’s Executive Committee, which is comprised of certain directors and officers of the Company. Under the plan, the Company’s Executive Committee may grant either qualified or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price per share that the Executive Committee may determine (which in the case of incentive stock options may not be less than the fair market value of a share of the Company’s common stock on the date of the grant). The options generally vest over a four year period. The Company’s policy for attributing the value of graded vesting share based payments is on a straight line basis over the requisite service period for the entire award.

As of March 31, 2011, the Company had issued and outstanding, 472,625 options which vest only when the Company files an annual report on Form 10-K showing annual revenue amount for the fiscal year of $250,000,000, and expire five years from the date of issuance. Currently, the Company has incurred no expense for these options because the occurrence of the vesting event is not probable. If the occurrence of this event becomes probable an expense will be recorded.

A summary of the status of the Company’s stock option plan as of March 31, 2011 is presented below:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at January 1, 2011	1,416,148	$7.78
Granted	-	-
Exercised	-	-
Forfeited	(45,000)	$4.16

Outstanding at March 31, 2011	1,371,148	$7.88

Exercisable at March 31, 2011	898,523	$9.29

There were no options granted during the first quarter of 2011.

The options outstanding and exercisable at March 31, 2011 were in the following exercise price ranges:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.70 to $0.85	85,000	7.6	$0.70	85,000	$0.70
$1.92 to $10.00	1,012,835	1.2	$6.70	540,210	$8.00
$10.04 to $20.32	273,313	4.1	$14.51	273,313	$14.51
	1,371,148	2.6	$7.88	898,523	$9.29

All outstanding and exercisable options at March 31, 2011 had an aggregate intrinsic value of $47,600.  At March 31, 2011, all non-vested options consisted of awards whose vesting terms are not based on service conditions and have not yet been met, as described above.  Therefore, there was zero total unrecognized compensation cost related to non-vested non-qualified stock option awards.

The activity with respect to non-vested options under the Company’s stock option plan was as follows:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested at January 1, 2011	515,375	$5.34
Granted	-	-
Vested	-	$-
Forfeited	(42,750)	$4.19

Non-vested at March 31, 2011	472,625	$5.21

Note 2.       Restatement

The December 31, 2010 financial statements have been restated to properly reflect transactions with a related party (as more fully described in Note 5). The Company failed to withhold taxes on interest payments made to a related party for the period from 2005 through 2009 and was therefore assessed approximately $558,000 (including $225,000 of interest and penalties) by the IRS in January 2011. The Company and the related party agreed that the Company would be reimbursed for the portion of the taxes paid on behalf of the related party and received a promissory note in the amount of $333,000 due January 2012. Had these related party transactions been timely accounted for during the 2005 through 2010 fiscal years, the Company would have recorded a receivable from the related party of $333,000, a payable of $558,000, and expense for the related interest and penalties in the aggregate amount of $225,000. The interest and penalties attributable to each of the years in the period from 2005 through 2010 was immaterial, quarterly or annually, to the financial statements of the Company; however, the cumulative impact of recording the entire amount of the $225,000 interest and penalties in 2011 (the date of the lien release) would have been material to the quarter ended March 31, 2011. Accordingly, the Company has restated the 2010 financial statements included herein to properly include the impact of this oversight.

The net effect on the revised balance sheet as of December 31, 2010 and the statement of operations for the three-month period ended March 31, 2010 is:

	As Reported	Adjustments	As Restated
Balance Sheet – As of December 31, 2010
Other current assets	$136,508	$333,000	$469,502
Other current liabilities	1,708,604	558,000	2,266,604
Accumulated deficit	(27,319,401)	(225,000)	(27,544,401)

	As Reported	Adjustments	As Restated
Statement of Operations – For the quarter ended March 31, 2010
Interest Expense	$337,693	$11,000	$348,653
Net loss	380,992	11,000	$391,992
Basic and diluted earnings per share	$(0.04)		$(0.04)

Note 3.       Other Intangibles and Goodwill

Intangibles and long-lived assets consisted of the following at March 31, 2011 and December 31, 2010:

		March 31, 2011 (unaudited)			December 31, 2010
	Average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value	Gross Carrying Value	Accumulated Amortization Amount	Net Carrying Value

Customer
Relationships	0.75	1,577,000	(1,420,530)	156,470	1,577,000	(1,368,080)	208,920

Non-compete
Agreement	0	193,000	(193,000)	0	193,000	(187,375)	5,625

Trade Names	1.00	288,000	(272,000)	16,000	288,000	(268,000)	20,000

Trade
Names	Indefinite	120,000	0	120,000	120,000	0	120,000

Total		$2,178,000	$(1,885,530)	$292,470	$2,178,000	$(1,823,455)	$354,545

Amortization expense was $62,074 and $72,946 for the three months ended March 31, 2011 and 2010, respectively. Based on the Company’s amortizable intangible assets as of March 31, 2011, the Company expects related amortization expense for the remainder of 2011 and the one succeeding fiscal year to approximate $132,000 and $40,000,resectively.

Goodwill as of March 31, 2011 was at $17,839,562. Recorded goodwill is not amortized and no impairment losses have been recognized during the three month period ended March 31, 2011. The Company performs its annual testing for impairment of goodwill in October after its annual forecasting process is completed.

Balance at January 1, 2011	$17,839,562

Balance at March 31, 2011	$17,839,562

Note 4.	Loss Per Share

Basic loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share gives effect to all dilutive potentially issuable common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. At March 31, 2011 and December 31, 2010, the Company excluded all of its outstanding stock options under the treasury stock method from the computation of diluted loss per share as they would be antidilutive.

Note 5.	Related Party Transactions

In the three months ended March 31, 2010, the Company incurred approximately $164,000 of interest expense attributed to various promissory notes and a line of credit with Bruno Guazzoni, the uncle of Zanett’s Chief Executive Officer, Claudio Guazzoni and a holder of 26.2% of the Company’s outstanding common stock.  Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010 (see Note 7).

The IRS commenced an audit of the Company’s tax return for the fiscal year ended December 31, 2007, and the audit was concluded in January 2011.  As a result of the audit, the IRS instituted a tax lien on the Company for the non-payment of individual withholding taxes that, per IRS regulations, should have been withheld on interest payments to Bruno Guazzoni.  As described in Note 1, the Company borrowed $565,000 from Rockport and paid the taxes, interest and penalties due to the IRS and the tax lien was released.  The Company and Bruno Guazzoni agreed that the Company would be reimbursed for the taxes paid on behalf of Bruno Guazzoni, and on May 31, 2011, Bruno Guazzoni issued a promissory note (effective January 25, 2011) to the Company in the amount of $333,849.  The promissory note bears interest at 4.5% per annum, and is payable on January 24, 2012, including accrued interest.  As collateral, Mr. Guazzoni has agreed to pledge 292,118 of his personal shares of common stock in the Company which were valued at $1.20 per share, the closing price of our common stock on the Nasdaq Capital Market on January 25, 2011, the effective  date of the note. On March 31, 2011, the end of our first fiscal quarter, the closing price of our common stock on the Nasdaq Capital Market was $1.26 per share. On June 7, 2011, the last complete day of trading immediately preceding the filing of this Quarterly Report on Form 10-Q, shares of our common stock on the Nasdaq Capital Market closed at $0.62.

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

For the three months ended March 31, 2011, the Company had one customer that accounted for 9% of total revenue. For the three months ended March 31, 2010, the Company had a different customer that accounted for 8% of total revenue.

Note 7.	Notes Payable, Revolving Credit Facility and Subordinated Debt Arrangements

Convertible debt, a revolving credit facility, promissory notes payable and subordinated debt arrangements comprise all of the Company’s outstanding debt at March 31, 2011 and are as follows:

Convertible debt

On March 31, 2010, the Company exchanged the line of credit and promissory notes previously held by Bruno Guazzoni and sold to Rockport in a private transaction on February 28, 2010 for a new note convertible into shares of the Company’s common stock at the option of the note holder and at any time following stockholder approval of the transaction, which was received on May 20, 2010. The note has a principal amount of $7,131,983 which is due and payable on March 31, 2015 and bears interest at a rate of 7.95% per annum, payable quarterly in arrears through March 31, 2015. There was no gain or loss on this exchange. The conversion rate was initially equal to the closing bid price immediately preceding the closing date ($1.99). Rockport may, at its option, reset the conversion price once per calendar year to the greater of (a) the average of the closing price of the Company’s common stock during the preceding 20 consecutive trading day period and (b) $0.10. The conversion price reset feature has been reflected as a derivative liability in the accompanying condensed consolidated financial statements (see also discussion below). On September 17, 2010 Rockport elected to reset the conversion price to $1.608 per share. The conversion price is also subject to adjustment in the event of dilutive issuances by the Company or the Company’s issuance of options, warrants or other rights to purchase the Company’s common stock or convertible securities subject to certain exceptions, including the grant of options to purchase common stock to employees, officers, directors or consultants of the Company. In addition, the note holder has the right to vote on all matters to which holders of the Company’s common stock are entitled to vote, on an as-converted basis using the closing bid price immediately preceding the closing date as the conversion rate. Pursuant to the terms of the convertible subordinated note, Rockport would have the right to vote approximately 32% of the Company’s common stock; however, Rockport has entered into a voting agreement with the Company’s Chief Executive Officer, Claudio Guazzoni, pursuant to which it has appointed Mr. Guazzoni as its proxy on Rockport’s behalf in all matters to which stockholders are entitled to vote for the term of the note.

On May 20, 2011, the Company and Rockport entered into an amendment to the Rockport convertible note (the “Note Amendment”).  Under the Note Amendment, interest and penalties payable under the Rockport convertible note in the amount of approximately $647,128 were consolidated in the unsecured promissory note described in Note 1 for the period of March 31, 2010 to and including March 31, 2011.  Other than the capitalization of the interest described above, the Rockport convertible note remains an outstanding obligation of the Company.

In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2010, the Company noted that the conversion feature embedded in the Rockport convertible debt should have been bifurcated and accounted for separately as a derivative liability. This embedded derivative had an estimated fair value of $160,467 on March 31, 2010, the inception date, and should have been reflected as a liability and then re-measured at fair value at each subsequent reporting date with the change in fair value reported in the statement of operations. Hence, the initial carrying value assigned to the Rockport convertible debt should have been $6,971,516 calculated as the difference between the principal amount of the debt and the fair value of the bifurcated embedded derivative. This resulted in additional debt discount interest expense of approximately $24,069 for the year ended December 31, 2010 and an unamortized balance of the convertible note debt discount of $128,374 and $136,398 at March 31, 2011 and December 31, 2010, respectively. The fair value of the embedded derivative liability was $151,744 and $149,577 at March 31, 2011 and December 31, 2010, respectively. The cumulative change in fair value has been recorded in the statement of operations.

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

Notes

In May 2010 the Company issued a promissory note payable to Rockport in the principal amount of $500,000. This note bears interest at 1.5% per month and was payable on July 27, 2010. On August 13, 2010, the Company and Rockport entered into an amendment to this note extending the maturity date to October 10, 2010 at the same interest rate. On January 27, 2011, this note was amended to extend the maturity date to February 2014 under the same terms. On May 20, 2011, this note was amended and restated to increase the principal amount to $588,168 in order to capitalize the interest under the note.  The interest rate on the amended and restated note remains at 1.5% per month and the note matures on February 1, 2014.  The original note and all amendments were terminated and superseded by the amended and restated note.

In May 2011 the Company issued a promissory note payable to Rockport in the principal amount of approximately $1,212,128. This note bears interest at 1.5% per month and is payable on February 1, 2014, as further described in Note 1.

Revolving Credit Facility

On January 27, 2011, the Company and ZCS entered into the Credit Agreement with PNC. The Credit Agreement allows for revolving credit borrowings in a principal amount of up to $10.0 million and proceeds were used in part to refinance the Company’s previous credit facility with Bank of America. Borrowings under the Credit Agreement bear interest at either (a) LIBOR plus the applicable margin, or (b) the Base Rate (as defined in the Credit Agreement) plus the applicable margin. The loan will be used to provide for the Company’s business purposes, including without limitation, to provide for the Company’s future working capital requirements. The Company and ZCS are jointly and severally liable for all of the obligations of each other under the Credit Agreement. The loan is secured by substantially all of the assets of the Company and ZCS. Subject to PNC’s right to accelerate the loan upon the occurrence of an event of default (subject to applicable cure periods), the Company must repay the loan on January 27, 2014. Events of default under the Credit Agreement include, but are not limited to, the following: (a)cross default in respect of certain significant contracts of the Company or ZCS or any of the Company’s or ZCS’ existing indebtedness that has been subordinated to the loan; (b) the insolvency of the Company or ZCS or the appointment of a receiver or trustee for any of the Company or ZCS; (c) unsatisfied judgments in excess of certain threshold amounts; (d) a change of control of the Company or ZCS in certain circumstances; and (e) default under any of the Company’s or ZCS’ covenants under the Credit Agreement. There are financial covenants in the Credit Agreement including a fixed charge coverage ratio covenant under which the Borrowers are required to maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 as of the end of each calendar quarter.

The Company had borrowings under the Credit Agreement of $4,490,865 as of March 31, 2011, which is reflected as a current liability on the balance sheet.  Borrowings available under the revolving line of credit were $1,149,173 as of March 31, 2011.

Line of Credit

In February 2007, the Company entered into a line of credit agreement with Bruno Guazzoni in the amount of $3,000,000. This line was available for working capital requirements and was unrestricted. The interest rate on the line of credit was prime plus two percent (2%). In March 2009, the Company extended the maturity of the line of credit to March 15, 2010. Mr. Guazzoni sold the line of credit and promissory notes to Rockport in a private transaction on February 28, 2010 and the Company exchanged the line of credit for a convertible note due March 31, 2015, as discussed above under the heading “Convertible debt.”

Renewable unsecured subordinated debt

In December 2004, the Company filed a public offering of up to $50,000,000 of Renewable Unsecured Subordinated Notes that was declared effective in February 2005. Through March 31, 2011, the Company has issued $1,910,063 in renewable unsecured subordinated notes, net of redemptions. The Company had no gains or losses or redemptions during the quarters ended March 31, 2011 and 2010. The table below presents the Company’s outstanding notes payable as of March 31, 2011:

		(Unaudited)
	Original Term	Principal Amount	Percentage	Weighted Average Interest Rate
Renewable unsecured	3 months	$45,827	2.40%	7.71%
subordinated notes	6 months	26,500	1.39%	8.66%
	1 year	547,227	28.65%	12.57%
	2 years	537,690	28.15%	13.50%
	3 years	613,723	32.13%	13.98%
	4 years	33,500	1.75%	14.82%
	5 years	28,096	1.47%	12.22%
	10 years	77,500	4.06%	8.77%
Total		$1,910,063	100.00%	12.99%
Less current portion of notes payable		(1,298,321)
Long-term portion		611,742

The Company recognized interest expense on the above mentioned unsecured subordinated notes during the first quarters of 2011 and 2010 in the amounts of $65,673 and $77,863, respectively.

Note 8 – Fair Value of Financial Instruments

The Company measures fair value as required by the ASC Topic 820 “Fair Value Measurements and Disclosures”(“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s recurring fair value measurements at March 31, 2011 were as follows:

	Fair Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$151,744	$—	$—	$151,744

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Increases (decreases) during the quarter ended March 31, 2011

Balance as of January 1, 2011	$149,577

Increase in fair value of derivative liability	$2,167
Balance as of March 31, 2011	$151,744

Note 9 – Income Taxes

The Company did not utilize any net operating loss carryforwards to offset income taxes for the three months ended March 31, 2011 and 2010.  The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have any liabilities for uncertain tax positions at March 31, 2011.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements and information relating to Zanett and its wholly-owned subsidiaries that are based on assumptions made by management and on information currently available.  When used in this report, the words "anticipate,” "believe,” "estimate,” "expect,” "intend,” "plan," and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a further or prolonged general economic downturn; a further or prolonged downturn in the securities or credit markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties. Please see Item 1A of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 for a discussion of important risk factors that relate to the forward looking statements in this report.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Zanett's audited Consolidated Financial Statements and related Notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 as filed with the SEC.

Overview

Zanett is an information technology ("IT") company that provides customized, mission-critical IT solutions to Fortune 500 corporations and mid-market companies. Our overarching mission is to provide custom solutions that exceed client expectations, are delivered on time and within budget, and achieve superior results.

Results of Operations

Three months ended March 31, 2011 versus 2010

In the first quarter ended March 31, 2011, we generated revenues of $12,360,489, an increase of $1,660,568, or 16%, from the $10,699,921 generated in the first quarter of 2010. This increase in revenue can be attributed primarily to an increase in demand for our services particularly among our core customers as well as our expanding health care and public sector businesses.

Costs of revenues increased 17.6% to $9,253,916 during the three months ended March 31, 2011, versus $7,867,260 for the same period in 2010. This increase was primarily attributed to our increase in revenue and, accordingly, a corresponding increase in the billable hours for which we utilized our work force.  However, gross margins for the three months ended March 31, 2011 decreased to 25.1% of revenues from 26.5% in the same period in 2010.  The decline in gross margins was attributable, in part, to lower bill rates offered to customers in an effort to increase our customer base in the health care and public sector markets.  Our gross margins are an important factor in our ongoing business, and a further decline in gross margins could have an adverse effect on our results of operations and financial condition.  While we have taken steps to increase our gross margins, such as expanding our offshore operations in the Philippines and seeking to increase our average bill rate to customers, there is no assurance that these steps will be effective in increasing our gross margins.

Our selling and marketing expense was $1,385,452 for the quarter ended March 31, 2011, as compared with $1,365,643 during the quarter ended March 31, 2010.  This slight increase is a result of our continued investment in our marketing activities in order to attract new customers and retain our existing customer base.

General and administrative expenses for the first quarter of 2011 were $1,823,378 as compared to $1,485,317 in the first quarter of 2010, representing an increase of $338,061, or 22.7%. This increase can be attributed to a slight increase in headcount, an increase in professional fees and an increase in certain license fees in 2011 as compared to 2010.

For the reasons discussed above, our operating loss in the first quarter of 2011 was $102,257, compared to our operating loss of $18,299 in the comparable prior year period.

Net interest expense increased $176,825, or 51%, to $525,518 in the quarter ended March 31, 2011 from $348,693 in the quarter ended March 31, 2010. In addition to interest on our working capital debt, in the first quarter of 2011 we accrued interest on the $500,000 promissory note we issued to  Rockport in May of 2010, and we did not have this interest expense for that same period in 2010. In addition, we recorded interest of approximately $80,000 on the accrued interest from the unpaid interest on the Rockport convertible debt. We recorded an expense of $2,167 in three months ended March 31, 2011 in connection with the increase in fair value of the derivative liability recorded pursuant to the Rockport convertible debt. No such items existed in same period of 2010. In addition we recorded interest expense of $3,031, which represents the portion attributable to the quarter ended March 31, 2011 for the payment made to the IRS in connection with the settlement and release of a tax lien instituted by the IRS following an audit of our tax return for the fiscal year ended December 31, 2007 (see note 5).

On a consolidated basis, the effect of the increases in revenue, selling and marketing expense, general and administrative expense, and an increase in net interest expense discussed above resulted in a loss from continuing operations before income taxes of $627,775 for the quarter ended March 31, 2011 compared to a loss from continuing operations of $366,992 for the comparable period last year.

In the three months ended March 31, 2011 we recorded an income tax provision of zero compared to an income tax provision of $25,000 for the same three month period in 2010.

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

As a result of the above, for the quarter ended March 31, 2011, we reported a net loss of $627,775 compared to net loss of $391,992 for the quarter ended March 31, 2010.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no changes to our critical accounting policies, which are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 during the first three months of 2011.  Items incorporated in the Company's financial statements that required the significant use of management estimates include the allowance for doubtful accounts, revenue recognition, stock based compensation, purchase accounting and the evaluation of the carrying value of goodwill.

Liquidity and Capital Resources

At March 31, 2011 we had cash and cash equivalents of $157,805, representing an increase of $98,333 from the December 31, 2010 year-end balance of $59,472.

Cash used in operating activities was $100,632 for the three months ended March 31, 2011 compared to cash provided by operating activities of $923,342 for the same period in 2010.  The cash used in operating activities of $100,632 for the three months ended March 31, 2011 was primarily due to an increase in unbilled revenue, prepaid expenses and other assets which was partially offset by an increase in accounts payable.

Cash used in investing activities was $315,940 for the quarter ended March 31, 2011 compared to cash used in investing activities of $154,923 for the corresponding period in 2010. In 2011 we had additions to property and equipment of $200,940 as well as $115,000 of contingent consideration payments in the first quarter of 2011, as compared to $107,423 and $47,500, respectively, paid in the first quarter of 2010.

Cash provided by financing activities for the three months ended March 31, 2011 was $615,130 versus cash used in financing activities of $877,534 for the same period in 2010. This difference results from the proceeds from long term borrowings of approximately $939,378 in the first quarter of 2011 as well as payments of debt issuance costs of 347,188 in that same quarter.

On January 27, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (the “Credit Agreement”). The Credit Agreement allows for revolving credit borrowings in a principal amount of up to $10.0 million. Borrowings under the Credit Agreement bear interest at either (a) LIBOR plus the applicable margin, or (b) the Base Rate (as defined in the Credit Agreement) plus the applicable margin. The loan will be used to provide for our business purposes, including without limitation, to provide for our future working capital requirements. The Company and Zanett Commercial Services, Inc., the Company’s wholly-owned subsidiary (“ZCS”) are jointly and severally liable for all of the obligations of each other under the Credit Agreement. The loan is secured by substantially all of the assets of the Company and ZCS. Subject to the PNC's right to accelerate the loan upon the occurrence of an event of default (subject to applicable cure periods), the Zanett and ZCS must repay the loan on January 27, 2014. Events of default under the Credit Agreement include, but are not limited to, the following: (a)cross default in respect of certain significant contracts of the Company, ZCS, or any of their existing indebtedness that has been subordinated to the loan; (b) the insolvency of the Company or ZCS or the appointment of a receiver or trustee for either of them; (c) unsatisfied judgments in excess of certain threshold amounts; (d) a change of control of the Zanett or ZCS in certain circumstances; and (e) default under any of the Zanett’s or ZCS’ covenants under the Credit Agreement. There are financial covenants in the Credit Agreement including a fixed charge coverage ratio covenant under which Zanett and ZCS are required to maintain a fixed charge coverage ratio of not less than 1.10 to 1.0 as of the end of each relevant period. The Company was in compliance with these covenants as of March 31, 2011.

The Company had borrowings under its revolving line of credit of $4,490,865 to PNC as of March 31, 2011, which is reflected as a current liability on the balance sheet.  Borrowings available under the revolving line of credit were $1,149,173 as of March 31, 2011.

Notes

On March 15, 2009, ZCS replaced two promissory notes, one for $1,500,000 and the other for $3,075,000, both entered into on December 30, 2005 with Bruno Guazzoni, with a combined promissory note for $4,575,000 having a maturity date of March 15, 2010. This new note required quarterly payments of interest at the rate of eleven percent (11%) per annum. Principal was repayable at maturity. The note could be prepaid without penalty. This was sold February 28, 2010 in connection with the Rockport transaction discussed in Note 7 to the condensed consolidated financial statements.

In May 2010 the Company issued a promissory note payable to Rockport in the principal amount of $500,000. This note bears interest at 1.5% per month and was payable on July 27, 2010. On August 13, 2010, the Company and Rockport entered into an amendment to this note extending the maturity date to October 10, 2010 at the same interest rate. On January 27, 2011, this note was amended to extend the maturity date to February 2014 under the same terms. In May 2011 this note was amended to include the accrued but unpaid interest for the period from March 31, 2010 to and including March 31, 2011, the new balance of this note is $588,168.

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

On May 20, 2011, the Company and Rockport entered into an amendment to the Rockport convertible note (the “Note Amendment”).  Under the Note Amendment, interest and penalties payable under the Rockport convertible note in the amount of approximately $647,128 were consolidated in the unsecured promissory note described in Note 1 for the period of March 31, 2010 to and including March 31, 2011.  Other than the capitalization of the interest described above, the Rockport convertible note remains an outstanding liability of the Company.

In May 2011 the Company issued a promissory note payable to Rockport in the principal amount of approximately $1,212,128. This note bears interest at 1.5% per month and is payable on February 1, 2014, as further described in Note 1 to the condensed consolidated financial statements.

Because of our net loss from continuing operations in 2010 and the first quarter of 2011, our working capital deficit and our limited access to additional borrowings under our financing arrangements, there is substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Our Board of Directors also reauthorized a stock repurchase plan effective March 21, 2008 that allows us to repurchase up to 4,000,000 shares of our common stock from time to time in open market transactions.  As a result of the plan, through March 31, 2011, we have repurchased a total of 14,915 shares of common stock.  These shares are reflected as treasury stock on the balance sheet. In the quarters ended March 31, 2011 and 2010, no shares were repurchased.

Item 4 - Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) as of the end of the quarter covered by this quarterly report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that, subject to the inherent limitations identified in Item 4 of Part I of this Quarterly Report on Form 10−Q, our disclosure controls and procedures were not effective as of March 31, 2011 due to the existence of a material weakness in our internal control over financial reporting because we did not correctly disclose in prior periods the IRS assessments and tax lien resulting from non-payment of tax withholdings on interest payments to a related party, as described in Note 5 of this Quarterly Report on Form 10−Q.

For the year ended December 31, 2010, management had concluded that, subject to the inherent limitations identified in Item 9A of Part II of the Annual Report to the Form 10-K, our disclosure controls and procedures were not effective due to our independent registered public accounting firm identifying the existence of a material weakness in our internal control over financial reporting because we did not correctly account for the conversion feature in the convertible note issued to Rockport on March 31, 2010, as further described in Item 9A of Part II of the Annual Report on Form 10-K.

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

During the first fiscal quarter covered by this Quarterly Report on Form 10−Q, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ZANETT, INC.

Dated: June 8, 2011	/s/ Claudio M. Guazzoni
Claudio M. Guazzoni, Chairman and Chief
Executive Officer (Principal Executive
Officer)

Dated: June 8, 2011	/s/ Dennis J. Harkins
Dennis J. Harkins, President and Chief
Financial Officer (Principal Accounting and
Financial Officer)